Form 10-Q
period 1995-03-31
BRESLER & REINER INC
filed 1995-05-11
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT


For Quarter Ended March 31, 1995 Commission File No. 0-6201

                                  BRESLER & REINER, INC.
          -----------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                    DELAWARE                           52-0903424
          -------------------------------    ------------------------------
          (State or other jurisdiction of    (IRS Employer Identification)
           incorporation or organization)

401 M Street, S. W., Washington, D. C.                20024
- - -----------------------------------------------------------------
(Address of Principal Executive Office)            (Zip Code)

Registrant's telephone number including area code: (202) 488-8800
                                                  ---------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least the past ninety (90) days.



Yes:    X        No:
     -------         -------

Number of Shares of Common Stock
Outstanding May 11, 1995:  2,836,403

                    BRESLER & REINER, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS
                                     ------

                                          Mar. 31, 1995   Dec 31,1994
                                         --------------   ------------
                                          (Unaudited)
Rental Property and Equipment, Net        $ 39,961,000    $ 40,337,000
Construction in Process                     15,478,000      15,764,000
Land Held for Development                    4,886,000       4,886,000
Receivables:
  Mortgages and Notes, Affiliates            6,267,000       6,358,000
  Mortgages and Notes, Other                 2,305,000       2,417,000
  Direct Financing Leases                    2,687,000       3,007,000
  Other                                      3,965,000       3,457,000
Operating Equipment, Net                        13,000          37,000
Investment In and Advances To
 Joint Ventures and Partnerships             5,847,000       5,077,000
Cash and Cash Equivalents                   10,209,000       7,200,000
Cash Deposits Held in Escrow                 2,595,000       7,165,000
Due From Affiliates                            979,000         538,000
Income Taxes Receivable                      2,309,000       2,733,000
Deferred Charges and Other Assets            4,986,000       4,425,000
                                          ------------    ------------
                                          $102,487,000    $103,401,000
                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Notes Payable:
    Mortgages Payable                     $ 39,449,000    $ 40,045,000
    Land and Development                       500,000       1,000,000
    Leasing Equipment                        1,169,000       1,450,000
  Accounts Payable                           2,697,000       3,259,000
  Accrued Expenses                             741,000         970,000
  Deposits                                     250,000         264,000
  Deferred Income                              976,000         976,000
  Income Taxes:
    Deferred                                 2,791,000       2,791,000
                                          ------------    ------------
       Total Liabilities                    48,573,000      50,755,000

Minority Interest                              404,000         432,000

Shareholders' Equity                        53,510,000      52,214,000
                                          ------------    ------------

                                          $102,487,000    $103,401,000
                                          ============    ============


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                              1995          1994
                                           -----------  ------------
Revenues:
     Sales of Homes & Lots                  $2,942,000   $1,122,000
     Other Construction                        290,000      188,000
     Rentals-Apartments and Commercial       3,444,000    3,538,000
     Hotel Income                            1,194,000    1,102,000
     Management Fees, Affiliates               202,000      236,000
     Leasing Fees, Affiliates                  129,000      194,000
     Interest:
     Affiliates                                289,000      276,000
     Other                                     209,000      168,000
     Gain on Sale of Realty Interests           82,000       79,000
     Equipment Leasing & Vending                90,000      189,000
     Income From Equity Investments            221,000      233,000
     Other                                       6,000       25,000
                                            ----------   ----------
                                             9,098,000    7,350,000
                                            ----------   ----------

Costs and Expenses:
     Cost of Sales                           2,693,000      906,000
     Rentals - Apartments & Commercial       1,607,000    1,878,000
     Hotel Expense                           1,197,000    1,288,000
     Land Development Expense                    8,000       69,000
     General and Administrative                671,000      637,000
     Interest Expense                          842,000      936,000
     Equipment Leasing & Vending                73,000       99,000
                                            ----------   ----------
                                             7,091,000    5,813,000
                                            ----------   ----------

Net Income Before Income Taxes,
 Minority Interest and Debt Elimination      2,007,000    1,537,000

Income Taxes                                   702,000      546,000

Minority Interest                                9,000   (   17,000)
                                            ----------   ----------

Net Income Before Debt Elimination           1,296,000    1,008,000

Debt Elimination (Net of Income Taxes
 of $2,250,000)                                  - 0 -    4,148,000
                                            ----------   ----------

Net Income                                  $1,296,000   $5,156,000
                                            ==========   ==========

Earnings Per Common Share Before
 Debt Elimination                                $0.46        $0.36

Debt Elimination                                  0.00         1.46
                                            ----------   ----------

Earnings Per Common Share                        $0.46        $1.82
                                            ==========   ==========

Weighted Average Number of Common
     Shares Outstanding                      2,836,403    2,836,603
                                            ==========   ==========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                            1995           1994
                                                        -------------  -------------

Cash Flows from Operating Activities:
 Net Income Before Extra-
   Ordinary Item                                        $  1,296,000   $  1,008,000
 Extra-Ordinary Item, Net of Tax                                 -0-      4,148,000
                                                        ------------   ------------
 Net Income                                             $  1,296,000   $  5,156,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided By Operating Activities:
    Extra Ordinary Item - Gain on
     Debt Forgiveness                                            -0-    ( 6,398,000)
    Depreciation & Amortization                              587,000        620,000
    Gain on Sale of Realty Interests                     (    82,000)   (    79,000)
    Investment in Direct Financing Leases                        -0-    (    54,000)
    Direct Financing Lease Payments                          355,000        818,000
    Amortization of Investment in Direct
     Financing Leases                                    (    35,000)   (    87,000)
    Proceeds From Sale of Equipment Under
     Direct Financing Leases                                     -0-          9,000
    (Income) From Equity Investments                     (   221,000)   (   233,000)
    Other                                                        -0-    (     9,000)
    Changes in Other Assets & Liabilities:
     (Increase) Decrease In:
       Construction in Process                               286,000         90,000
       Mortgages & Notes Receivable                          285,000        223,000
       Income Taxes Receivable                               424,000     (  185,000)
       Other Assets                                        2,964,000            -0-
       Increase (Decrease) In Other Liabilities          (   833,000)     2,735,000
                                                        ------------   ------------
         Total Adjustments                                 3,730,000     (2,550,000)
                                                        ------------   ------------
Net Cash Provided By Operating Activities:                 5,026,000      2,606,000
                                                        ------------   ------------

Cash Flows From Investing Activities:
    Investment in Joint Ventures                         (   549,000)       146,000
    Other                                                (    91,000)   (   460,000)
                                                        ------------   ------------
Net Cash Used in Investing Activities:                   (   640,000)   (   314,000)
                                                        ------------   ------------

Cash Flows From Financing Activities:
 Repayment of Notes Payable                              ( 1,377,000)   ( 3,850,000)
                                                        ------------   ------------
Net Cash Used in Financing Activities                    ( 1,377,000)   ( 3,850,000)
                                                        ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents       3,009,000    ( 1,558,000)

Cash and Cash Equivalents at Beginning of Year             7,200,000      2,662,000
                                                        ------------   ------------

Cash and Cash Equivalents at End of Period              $ 10,209,000   $  1,104,000
                                                        ============   ============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)                $    860,000   $    943,000
    Income Taxes                                             277,000        307,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                           36,000         70,000
    Escrowed Cash Deposits Refunded                           50,000         38,000
    Real Estate Assets Transferred in Satisfaction
     of Liabilities:
       Land Held for Development                                         18,965,000
       Mortgage-Land and Development                                     24,363,000
       Accounts Payable                                                   2,500,000
       Accrued Expenses                                                   1,000,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

GENERAL:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior years' financial statements to conform to the classification used in the current year.

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $1,474,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

     During 1990 and 1989, the Company purchased limited partnership interests in limited partnerships, which are operating low income housing units. The interests acquired range from 79% to 99%, and the required capital contributions are payable in annual installments over the ten years such tax credit is available. The amount of projected contributions are to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

     At March 31, 1995, the Company had approximately $3,998,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

EXTRAORDINARY ITEM - DEBT ELIMINATION:

     In January 1994 the holder of the note on the Country Club Associates property foreclosed and obtained possession of the Property. On February 10, 1994, Registrant entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby Registrant paid $3,500,000, including a two year secured note for $1,000,000, for the release of Registrant's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes and unknown recourse claims. At that time Registrant recorded
the disposition of the property.   This transaction resulted in a pre-tax
extraordinary gain of $6,398,000 in the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
- - ---------------------

   Sales of Homes and Lots.  Included  are sales of 19 homes and no lots in the
  ------------------------
first three months of 1995 as compared with 7 homes and no lots in 1994.

  Registrant's backlog of homes under contract of sale was 21 in 1995 and 28 in the 1994 period.

  Rentals - Apartments and Commercial, Management Fees, Affiliates and Leasing
  ----------------------------------------------------------------------------
Fees, Affiliates. General Services Administration ("GSA") leases offices from
- - -----------------
Registrant and its affiliates ("GSA Lease"). GSA exercised an option to pay lower rent by extending the GSA Lease for a further five years. The parties have agreed that the rent adjustment commences March 1, 1995. The lower rentals, leasing fees and management fees in 1995 reflect this reduction as of March 1, 1995. The reduction will be about $998,000 on an annual basis in the Registrant's revenues from the lease, plus $380,000 per year in leasing and management fees and income from Town Center office building discussed below.

  Hotel Income and Hotel Expense.  Included in Hotel Income for the three months
  ------------     --------------
ended March 31, 1995 is $733,000 of income relating to the Colonnade, a Baltimore, MD hotel, as compared with $598,000 for the same period in 1994. Hotel Expense in 1995 reflects $818,000 relating to the Colonnade as compared with $893,000 for the 1994 period.

  Interest, Other. The 1995 results reflect higher interest rates on money
  ----------------
market accounts as compared with interest rates in the 1994 period. Registrant has greater cash balances reserved in interest bearing accounts.

        Equipment Leasing & Vending.  The decline in revenues from 1994 to 1995
        ----------------------------
reflected a lower level of equipment leasing and vending activities.

  Income From Equity Investments.  Included herein is income from Registrant's
  -------------------------------
46% ownership in a partnership relating to the new GSA Lease of $212,000 in the 1995 period as compared with $242,000 in the 1994 period. (See Rentals -
                                                               ---------
Apartments and Commercial above).
- - -------------------------

  Debt Elimination.  In January 1994 the holder of the loan on the Country Club
  -----------------
Associates property foreclosed on the mortgage and obtained possession of the property. Registrant recorded a write down at December 31, 1993 based on the intent to dispose of the property. On February 10, 1994, Registrant entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby Registrant paid $3,500,000, including a two year secured note for $1,000,000, for the release of Registrant's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes and unknown recourse claims. This transaction resulted in a pre-tax gain of $6,398,000 in the first quarter of 1994.

  Balance Sheet
  -------------

          Notes Payable-Mortgages.  Included in the total for Mortgages is a
          ------------------------
$4,177,134 Deed of Trust Note on Allentown Apartments. While the Note is non-recourse, Registrant had issued a $480,000 guarantee agreement covering the property. The guarantee is disputed by Registrant. Registrant tendered the note holder a deed to the property in the latter part of 1992. The note holder has refused the deed offered by Registrant, had a receiver appointed and took possession of the property on September 22, 1993, and is suing under the mortgage and guarantee.

       Registrant has been notified that the note holder has scheduled foreclosure of the property for May 4, 1995, subject to court ratification and possible appeal thereafter. In accordance with generally accepted accounting principles, when title to the property is transferred in satisfaction of the debt, Registrant will record a gain on debt defeasance.

  Liquidity and Capital Resources
  -------------------------------

  Registrant continues to fund it obligations out of current cash flow. The banking and finance communities continue to be adverse to most real estate lending, requiring increased coverage on debt and significant owner investment in properties. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

  During the three month period ended March 31, 1995, Registrant generated cash flow from operating activities of $5,026,000. Cash flow from operating activities was used in investing activities of $640,000 which consisted primarily of funding Registrant's investments in low income housing partnerships. Cash flow from operating activities was also used in financing activities for the repayment of mortgages and notes payable in the amount of $1,337,000. Overall, cash flow from operating, investing and financing activities resulted in an increase of $3,009,000 in cash and cash equivalents during the three months ended March 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

              (a)  Exhibit 27--Financial Data Statement


              (b)  Reports on Form 8-K


    No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                              S I G N A T U R E S


         Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BRESLER & REINER, INC.
                                                (Registrant)



Date: May 11, 1995                              /S/ Burton J. Reiner
     ---------------                            --------------------------------
                                                Burton J. Reiner, President


Date: May 11, 1995                              /S/ William Oshinsky
     ---------------                            --------------------------------
                                                William Oshinsky, Treasurer
                                                (Principal Financial Officer)