Form 10-Q
period 1995-06-30
BRESLER & REINER INC
filed 1995-08-14
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT


For Quarter Ended June 30, 1995 Commission File No. 0-6201

                             BRESLER & REINER, INC
       -----------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                        52-0903424
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                          20024
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's telephone number including area code: (202) 488-8800
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least the past ninety (90) days.


Yes:   X        No:
     -------       -------

Number of Shares of Common Stock
Outstanding August 14, 1995:  2,836,403

                   BRESLER & REINER, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS
                                    ------

                                      June 30, 1995     Dec 31,1994
                                      -------------     -----------
                                       (Unaudited)
Rental Property and Equipment, Net     $ 39,596,000     $ 40,337,000
Construction in Process                  15,977,000       15,764,000
Land Held for Development                 4,887,000        4,886,000
Receivables:
  Mortgages and Notes, Affiliates         6,173,000        6,358,000
  Mortgages and Notes, Other              2,280,000        2,417,000
  Direct Financing Leases                 2,377,000        3,007,000
  Other                                   3,099,000        3,457,000
Operating Equipment, Net                     20,000           37,000
Investment In and Advances To
 Joint Ventures and Partnerships          6,735,000        5,077,000
Cash and Cash Equivalents                 6,803,000        7,200,000
Cash Deposits Held in Escrow              3,360,000        7,165,000
Due From Affiliates                       3,444,000          538,000
Income Taxes Receivable                   1,938,000        2,733,000
Deferred Charges and Other Assets         5,642,000        4,425,000
                                       ------------     ------------
                                       $102,331,000     $103,401,000
                                       ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Notes Payable:
     Mortgages Payable                 $ 38,847,000     $ 40,045,000
     Land and Development                   500,000        1,000,000
     Leasing Equipment                      882,000        1,450,000
    Accounts Payable                      1,512,000        3,259,000
    Accrued Expenses                        950,000          970,000
    Deposits                                250,000          264,000
    Deferred Income                         976,000          976,000
    Income Taxes:
     Deferred                             2,791,000        2,791,000
                                       ------------     ------------

          Total Liabilities              46,708,000       50,755,000

Minority Interest                           420,000          432,000

Shareholders' Equity                     55,203,000       52,214,000
                                       ------------     ------------

                                       $102,331,000     $103,401,000
                                       ============     ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                              1995            1994
                                           -----------    -----------
Revenues:
     Sales of Homes & Lots                 $ 3,768,000    $ 4,512,000
     Other Construction                        667,000        210,000
     Rentals-Apartments and Commercial       7,077,000      7,165,000
     Hotel Income                            2,923,000      2,769,000
     Management Fees, Affiliates               411,000        434,000
     Leasing Fees, Affiliates                  351,000        388,000
     Interest:
      Affiliates                               574,000        547,000
      Other                                    408,000        314,000
     Gain on Sale of Realty Interests          166,000      1,239,000
     Equipment Leasing & Vending               148,000        381,000
     Income From Equity Investments            447,000        373,000
     Other                                      13,000         34,000
                                           -----------    -----------
                                            16,953,000     18,366,000
                                           -----------    -----------

Costs and Expenses:
     Cost of Sales                           3,445,000      3,778,000
     Rentals - Apartments & Commercial       3,276,000      3,423,000
     Hotel Expense                           2,562,000      2,588,000
     Land Development Expense                   16,000        130,000
     General and Administrative              1,233,000      1,324,000
     Interest Expense                        1,670,000      1,870,000
     Equipment Leasing & Vending                94,000        204,000
                                           -----------    -----------
                                            12,296,000     13,317,000
                                           -----------    -----------

Net Income Before Income Taxes,
 Minority Interest and Debt Elimination      4,657,000      5,049,000

Income Taxes                                 1,643,000      1,778,000

Minority Interest                               25,000        (29,000)
                                           -----------    -----------

Net Income Before Debt Elimination         $ 2,989,000    $ 3,300,000

Debt Elimination (Net of Income Taxes
 of $2,250,000)                                    -0-      4,148,000
                                           -----------    -----------

Net Income                                 $ 2,989,000    $ 7,448,000
                                           ===========    ===========

Earnings Per Common Share Before
 Debt Elimination                                $1.05          $1.16

Debt Elimination                                  0.00           1.46
                                           -----------    -----------

Earnings Per Common Share                        $1.05          $2.62
                                           ===========    ===========

Weighted Average Number of Common
     Shares Outstanding                      2,836,403      2,836,560
                                           ===========    ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                              1995          1994
                                           ----------   -----------
Revenues:
     Sales of Homes & Lots                 $  826,000   $ 3,390,000
     Other Construction                       377,000        22,000
     Rentals-Apartments and Commercial      3,633,000     3,627,000
     Hotel Income                           1,729,000     1,667,000
     Management Fees, Affiliates              209,000       198,000
     Leasing Fees, Affiliates                 222,000       194,000
     Interest:
      Affiliates                              285,000       271,000
      Other                                   199,000       146,000
     Gain on Sale of Realty Interests          84,000     1,160,000
     Equipment Leasing & Vending               58,000       192,000
     Income From Equity Investments           226,000       140,000
     Other                                      7,000         9,000
                                           ----------   -----------
                                            7,855,000    11,016,000
                                           ----------   -----------

Costs and Expenses:
     Cost of Sales                            752,000     2,872,000
     Rentals - Apartments & Commercial      1,669,000     1,545,000
     Hotel Expense                          1,365,000     1,300,000
     Land Development Expense                   8,000        61,000
     General and Administrative               562,000       687,000
     Interest Expense                         828,000       934,000
     Equipment Leasing & Vending               21,000       105,000
                                           ----------   -----------
                                            5,205,000     7,504,000
                                           ----------   -----------

Net Income Before Income Taxes, and
 Minority Interest                          2,650,000     3,512,000

Income Taxes                                  941,000     1,232,000

Minority Interest                              16,000    (   12,000)
                                           ----------   -----------

Net Income                                 $1,693,000   $ 2,292,000
                                           ==========   ===========

Earnings Per Common Share                       $0.59         $0.80
                                           ==========   ===========

Weighted Average Number of Common
     Shares Outstanding                     2,836,403     2,836,560
                                           ==========   ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                            1995             1994
                                                        ------------     ------------

Cash Flows from Operating Activities:
 Net Income Before Extra-Ordinary Item                  $  2,989,000     $  3,300,000
 Extra-Ordinary Item, Net of Tax                                 -0-        4,148,000
                                                        ------------     ------------
 Net Income                                             $  2,989,000     $  7,448,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided By Operating Activities:
   Extra Ordinary Item - Gain on
    Debt Forgiveness                                             -0-       (6,398,000)
   Depreciation & Amortization                             1,171,000        1,272,000
   Gain on Sale of Realty Interests                         (166,000)      (1,239,000)
   Investment in Direct Financing Leases                         -0-          (54,000)
   Direct Financing Lease Payments                           700,000        1,549,000
   Amortization of Investment in Direct
    Financing Leases                                         (70,000)        (171,000)
   Proceeds From Sale of Equipment Under
    Direct Financing Leases                                      -0-           71,000
   (Income) From Equity Investments                         (447,000)        (373,000)
   Other                                                         -0-          (29,000)
   Changes in Other Assets & Liabilities:
    (Increase) Decrease In:
     Construction in Process                                (213,000)         410,000
     Mortgages & Notes Receivable                            488,000        4,314,000
     Prepaid Taxes                                           795,000              -0-
     Other Assets                                           (152,000)      (4,836,000)
     Increase (Decrease) In Other Liabilities             (1,793,000)       3,064,000
                                                        ------------     ------------
Total Adjustments                                            313,000       (2,420,000)
                                                        ------------     ------------
Net Cash Provided By Operating Activities:                 3,302,000        5,028,000
                                                        ------------     ------------

Cash Flows From Investing Activities:
   Investment in Joint Ventures                           (1,211,000)         276,000
   Purchase of Treasury Stock                                    -0-           (2,000)
   Other                                                    (222,000)         564,000
                                                        ------------     ------------
Net Cash Used in Investing Activities:                    (1,433,000)         838,000
                                                        ------------     ------------

Cash Flows From Financing Activities:
 Repayment of Notes Payable                               (2,266,000)     (11,644,000)
 Proceeds from Notes Payable                                     -0-        5,500,000
                                                        ------------     ------------
Net Cash Used in Financing Activities                     (2,266,000)      (6,144,000)
                                                        ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents        (397,000)        (278,000)

Cash and Cash Equivalents at Beginning of Year             7,200,000        2,662,000
                                                        ------------     ------------

Cash and Cash Equivalents at End of Period              $  6,803,000     $  2,384,000
                                                        ============     ============

Page Two
Consolidated Statements of Cash Flows

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
   Interest (Net of Amount Capitalized)               $1,672,000       $ 1,894,000
   Income Taxes                                          825,000           523,000

Supplemental Disclosure of Non-Cash Activities:
   Escrowed Cash Deposits Received                        63,000           127,000
   Escrowed Cash Deposits Refunded                        77,000            94,000
   Transfer of Construction in Process to
      Rental Property and Equipment                      178,000               -0-
   Transfer of Construction in Process  to
      Advances To/From Affiliates                        135,000               -0-
   Real Estate Assets Transferred in Satisfaction
     of Liabilities:
      Land Held for Development                                         18,965,000
      Mortgage-Land and Development                                     24,363,000
      Accounts Payable                                                   2,500,000
      Accrued Expenses                                                   1,000,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $1,395,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At June 30, 1995, the Company had approximately $3,998,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

     Sales of Homes and Lots.  Included  are sales of 25 homes and no lots in
     -----------------------
the first six months of 1995 as compared with 25 homes and no lots in 1994. In the second quarter, sales of homes were 18 in 1994 and 6 in 1995.

     Registrant's backlog of homes under contract of sale was 27 at June 30, 1995 and 24 at June 30, 1994.

     Rentals - Apartments and Commercial, Management Fees, Affiliates and
     --------------------------------------------------------------------
Leasing Fees, Affiliates. General Services Administration ("GSA") leases offices
-------------------------
from Registrant and its affiliates ("GSA Lease"). GSA exercised an option to reduce the rent by extending the GSA Lease for an additional five years. The parties have agreed that the rent adjustment commences March 1, 1995. The lower rentals, leasing fees and management fees in the first half of 1995 reflect this reduction as of March 1, 1995. The reduction will be approximately $895,000 on an annual basis in the Registrant's revenues from the lease and $350,000 per year in leasing and management fees and income from Town Center office building discussed below.

     Hotel Income and Hotel Expense.  Included in Hotel Income for the six
     ------------     --------------
months ended June 30, 1995 is $1,815,000 of income relating to the Colonnade, a Baltimore, MD hotel, as compared with $1,588,000 for the same period in 1994. Hotel Expense in 1995 reflects $1,763,000 relating to the Colonnade as compared with $1,740,000 for the 1994 period.

     Interest, Other. The 1995 results reflect higher interest rates on money
     ----------------
market accounts as compared with interest rates in the 1994 period. In addition, during the first half of 1995, Registrant had greater cash balances reserved in interest bearing accounts as compared to the same period in 1994.

     Gain on Sale of Realty Interest.  The 1994 gain reflected the prepayment of
     --------------------------------
a deferred purchase money note relating to the sale of a nursing home.

     Equipment Leasing & Vending.  The decline in revenues from 1994 to 1995
     ----------------------------
reflected a lower level of equipment leasing and vending activities.

     Income From Equity Investments.  Included herein is income of $455,000 from
     -------------------------------
Registrant's 46% ownership in a partnership relating to the new GSA Lease in the 1995 period as compared with

$480,000 in the 1994 period. (See Rentals - Apartments and Commercial above).
                                  -----------------------------------

     Debt Elimination.  In January 1994 the holder of the loan on the Country
     -----------------
Club Associates property foreclosed on the mortgage and obtained possession of the property. Registrant recorded a write down at December 31, 1993 based on the intent to dispose of the property. On February 10, 1994, Registrant entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby Registrant paid $3,500,000, including a two year secured note for $1,000,000, for the release of Registrant's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes and unknown recourse claims. This transaction resulted in a pre-tax gain of $6,398,000 in the first quarter of 1994.

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

     The note holder foreclosed on the property on May 4, 1995, subject to court ratification and possible appeal thereafter. To date, the note holder has not tendered the note to the court for ratification. In accordance with generally accepted accounting principles, when title to the property is transferred in satisfaction of the debt, Registrant will record a gain on debt defeasance.

     Liquidity and Capital Resources
     -------------------------------

  Registrant continues to fund its obligations out of current cash flow. The banking and finance communities continue to be adverse to most real estate lending, requiring increased coverage on debt and significant owner investment in properties. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     The mortgage on the Colonnade Hotel, included in Notes Payable-Mortgages,
                                                      -----------------------
matures in September 1995 and currently has a balance of $10,300,000. The mortgage note provides for an extension to March 1, 1998 under certain conditions. If the conditions for the extension to 1998 are not met (principally certain loan to value ratios), Registrant expects to seek a new extension agreement, which may require additional collateral or principal payments, or both. There is no assurance that an extension agreement can be reached.

     During the six month period ended June 30, 1995, Registrant generated cash flow from operating activities of $3,302,000. Cash flow from operating activities was used in investing activities of $1,433,000 which consisted primarily of funding Registrant's investments in low income housing partnerships. Cash flow from operating activities was also used in financing activities for the repayment of mortgages and notes payable in the amount of $2,266,000. Overall, cash flow from operating, investing and financing activities resulted in a decrease of $397,000 in cash and cash equivalents during the six months ended June 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K


    No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                              S I G N A T U R E S


          Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BRESLER & REINER, INC.
                               (Registrant)



Date: August 14, 1995          /S/ Burton J. Reiner
     ------------------        --------------------------------
                               Burton J. Reiner, President


Date: August 14, 1995          /S/ William Oshinsky
     ------------------        --------------------------------
                               William Oshinsky, Treasurer
                               (Principal Financial Officer)