Form 10-Q
period 1995-09-30
BRESLER & REINER INC
filed 1995-11-13
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT


For Quarter Ended September 30, 1995 Commission File No. 0-6201

                            BRESLER & REINER, INC.
------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

         DELAWARE                                    52-0903424
------------------------------            ------------------------------
(State or other jurisdiction of            (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                  20024
------------------------------------------------------------------------
(Address of Principal Executive Office)               (Zip Code)

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


Yes:    X        No:
     -------         --------

Number of Shares of Common Stock
Outstanding November 13, 1995:  2,792,653

                   BRESLER & REINER, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                    ASSETS
                                    ------

                                             Sept. 30, 1995  Dec. 31, 1994
                                             --------------  -------------
                                               (Unaudited)
Rental Property and Equipment, Net              $38,344,000  $ 40,337,000
Construction in Process                          14,969,000    15,764,000
Land Held for Development                         4,903,000     4,886,000
Receivables:
  Mortgages and Notes, Affiliates                 6,077,000     6,358,000
  Mortgages and Notes, Other                      1,713,000     2,417,000
  Direct Financing Leases                         1,964,000     3,007,000
  Other                                           3,497,000     3,457,000
Operating Equipment, Net                             18,000        37,000
Investment In and Advances To
 Joint Ventures and Partnerships                  5,850,000     5,077,000
Cash and Cash Equivalents                         7,861,000     7,200,000
Cash Deposits Held in Escrow                      7,875,000     7,165,000
Due From Affiliates                                 221,000       538,000
Income Taxes Receivable                             402,000     2,733,000
Deferred Charges and Other Assets                 5,913,000     4,425,000
                                                -----------  ------------
                                                $99,607,000  $103,401,000
                                                ===========  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
  Notes Payable:
    Mortgages Payable                           $34,541,000  $ 40,045,000
    Land and Development                            500,000     1,000,000
    Leasing Equipment                               633,000     1,450,000
  Accounts Payable                                1,117,000     3,259,000
  Accrued Expenses                                  664,000       970,000
  Deposits                                          290,000       264,000
  Deferred Income                                   976,000       976,000
  Income Taxes:
    Deferred                                      2,791,000     2,791,000
                                                -----------  ------------

     Total Liabilities                           41,512,000    50,755,000

Minority Interest                                   339,000       432,000

Shareholders' Equity                             57,756,000    52,214,000
                                                -----------  ------------

                                                $99,607,000  $103,401,000
                                                ===========  ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                          1995         1994
                                                      -----------  -----------
Revenues:
  Sales of Homes & Lots                               $ 6,177,000  $ 6,973,000
  Other Construction (Net)                                869,000      722,000
  Rentals-Apartments and Commercial                    10,439,000   11,322,000
  Hotel Income                                          4,377,000    4,303,000
  Management Fees, Affiliates                             629,000      633,000
  Leasing Fees, Affiliates                                538,000      582,000
  Interest:
   Affiliates                                             854,000      814,000
   Other                                                  594,000      450,000
  Gain on Sale of Realty Interests                        183,000    1,316,000
  Equipment Leasing & Vending                             223,000      663,000
  Income From Equity Investments                          624,000      453,000
  Other                                                    31,000       48,000
                                                      -----------  -----------
                                                       25,538,000   28,279,000
                                                      -----------  -----------

Costs and Expenses:
  Cost of Sales                                         5,743,000    6,247,000
  Rentals - Apartments & Commercial                     4,795,000    5,219,000
  Hotel Expense                                         3,805,000    4,070,000
  Land Development Expense                                 80,000      192,000
  General and Administrative                            1,874,000    1,960,000
  Interest Expense                                      2,473,000    2,764,000
  Loss on Write Down of Receivables                       673,000       -0-
  Provision for Loss on Real Estate                        -0-       4,000,000
  Equipment Leasing & Vending                             130,000      336,000
                                                      -----------  -----------
                                                       19,573,000   24,788,000
                                                      -----------  -----------

Net Income Before Income Taxes,
 Minority Interest and Debt Elimination                 5,965,000    3,491,000

Income Taxes                                            2,107,000    1,227,000

Minority Interest                                          14,000      (23,000)
                                                      -----------  -----------

Net Income Before Debt Elimination                    $ 3,844,000  $ 2,287,000

Debt Elimination (Net of Income Taxes of
 $1,010,000 in 1995, $2,250,000 in 1994)                1,863,000    4,148,000
                                                      -----------  -----------

Net Income                                            $ 5,707,000  $ 6,435,000
                                                      ===========  ===========

Earnings Per Common Share Before
 Debt Elimination                                     $      1.35  $      0.81

Debt Elimination                                             0.66         1.46
                                                      -----------  -----------

Earnings Per Common Share                             $      2.01  $      2.27
                                                      ===========  ===========

Weighted Average Number of Common
  Shares Outstanding                                    2,833,587    2,836,507
                                                      ===========  ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                     1995         1994
                                                                  ----------   -----------
Revenues:
    Sales of Homes & Lots                                         $2,409,000   $ 2,461,000
    Other Construction (Net)                                         202,000       512,000
    Rentals-Apartments and Commercial                              3,362,000     4,157,000
    Hotel Income                                                   1,454,000     1,534,000
    Management Fees, Affiliates                                      218,000       199,000
    Leasing Fees, Affiliates                                         187,000       194,000
    Interest:
     Affiliates                                                      280,000       267,000
     Other                                                           186,000       136,000
    Gain on Sale of Realty Interests                                  17,000        77,000
    Equipment Leasing & Vending                                       75,000       282,000
    Income From Equity Investments                                   177,000        80,000
    Other                                                             18,000        14,000
                                                                  ----------   -----------
                                                                   8,585,000     9,913,000
                                                                  ----------   -----------
Costs and Expenses:
    Cost of Sales                                                  2,298,000     2,469,000
    Rentals - Apartments & Commercial                              1,519,000     1,796,000
    Hotel Expense                                                  1,243,000     1,482,000
    Land Development Expense                                          64,000        62,000
    General and Administrative                                       641,000       636,000
    Interest Expense                                                 803,000       894,000
    Loss on Write Down of Receivables                                673,000         - 0 -
    Provision for Loss on Real Estate                                  - 0 -     4,000,000
    Equipment Leasing & Vending                                       36,000       132,000
                                                                  ----------   -----------
                                                                   7,277,000    11,471,000
                                                                  ----------   -----------
Net Income (Loss) Before Income Taxes,
 and Minority Interest                                             1,308,000    (1,558,000)

Income Taxes                                                         464,000      (551,000)

Minority Interest                                                    (11,000)        6,000
                                                                  ----------   -----------
Net Income (Loss) Before
 Debt Elimination                                                 $  855,000   $(1,013,000)

Debt Elimination (Net of Income Taxes
 of $1,010,000 in l995, $-0- in 1994)                              1,863,000         - 0 -
                                                                  ----------   -----------
Net Income (Loss)                                                 $2,718,000   $(1,013,000)
                                                                  ==========   ===========
Earnings Per Common Share Before
 Debt Elimination                                                      $0.30        $(0.35)

Debt Elimination                                                        0.66          0.00
                                                                  ----------   -----------
Earnings per Common Share                                              $0.96        $(0.35)
                                                                  ==========   ===========
Weighted Average Number of Common
 Shares Outstanding                                                2,828,047     2,836,507
                                                                   =========     =========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                        1995           1994
                                                    -------------  -------------

Cash Flows from Operating Activities:
 Net Income Before Extra-Ordinary Item              $  3,844,000   $  2,287,000
 Extra-Ordinary Item, Net of Tax                       1,863,000      4,148,000
                                                    ------------   ------------
 Net Income                                         $  5,707,000   $  6,435,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided By Operating Activities:
   Extra Ordinary Item - Gain on
    Debt Forgiveness                                  (2,873,000)    (6,398,000)
   Depreciation & Amortization                         1,742,000      1,876,000
   Recognition of Deferred Income                         -0-        (1,316,000)
   Gain on Sale of Realty Interests                     (183,000)        -0-
   Investment in Direct Financing Leases                  -0-           (54,000)
   Direct Financing Lease Payments                       999,000      2,256,000
   Amortization of Investment in Direct
    Financing Leases                                    (103,000)      (254,000)
   Proceeds From Sale of Equipment Under
    Direct Financing Leases                              150,000        261,000
   (Income) From Equity Investments                     (624,000)      (453,000)
   Provision for Loss on Real Estate                      -0-         4,000,000
   Other                                                  (3,000)      (134,000)
   Changes in Other Assets & Liabilities:
    (Increase) Decrease In:
     Construction in Process                             795,000       (346,000)
     Mortgages & Notes Receivable                      1,168,000      4,491,000
     Prepaid Taxes                                     2,331,000         -0-
     Other Assets                                     (2,325,000)    (4,485,000)
     Increase (Decrease) In Other Liabilities         (2,488,000)       862,000
                                                    ------------   ------------
         Total Adjustments                            (1,414,000)       306,000
                                                    ------------   ------------
Net Cash Provided By Operating Activities:             4,293,000      6,741,000
                                                    ------------   ------------

Cash Flows From Investing Activities:
   Investment in Joint Ventures                         (149,000)       792,000
   Purchase of Treasury Stock                           (165,000)        (2,000)
   Other                                                (194,000)       564,000
                                                    ------------   ------------
Net Cash Used in Investing Activities:                  (508,000)     1,354,000
                                                    ------------   ------------

Cash Flows From Financing Activities:
 Repayment of Notes Payable                           (3,124,000)   (12,839,000)
 Proceeds from Notes Payable                              -0-         5,500,000
                                                    ------------   ------------
Net Cash Used in Financing Activities                 (3,124,000)    (7,339,000)
                                                    ------------   ------------

Net Increase in Cash and Cash Equivalents                661,000        756,000

Cash and Cash Equivalents at Beginning of Year         7,200,000      2,662,000
                                                    ------------   ------------

Cash and Cash Equivalents at End of Period          $  7,861,000   $  3,418,000
                                                    ============   ============

Page Two
Consolidated Statements of Cash Flows



Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period For:
   Interest (Net of Amount Capitalized)               $2,504,000  $ 2,806,000
   Income Taxes                                          975,000      768,000

Supplemental Disclosure of Non-Cash Activities:
   Escrowed Cash Deposits Received                       142,000      188,000
   Escrowed Cash Deposits Refunded                       116,000      139,000
   Transfer of Construction in Process  to
          Advances To/From Affiliates                    386,000       -0-
   Real Estate Assets Transferred in Satisfaction
          of Liabilities:
          Land Held for Development                                18,965,000
          Mortgage-Land and Development                            24,363,000
          Accounts Payable                                          2,500,000
          Accrued Expenses                                          1,000,000
          Mortgage-Rental Property                     4,177,000
          Assets Tendered                                851,000
          Liabilities Extinguished                        27,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995

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

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $1,317,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At September 30, 1995, the Company had approximately $2,343,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

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

     In the latter part of 1992 Registrant tendered a deed to the note holder of the loan on Allentown Apartments. The note holder refused the deed, had a receiver appointed and took possession of the property. On May 4, 1995 the note holder foreclosed on the property. On August 22, 1995 the Circuit Court for Prince George's County, Maryland ratified the foreclosure sale. This transaction resulted in an after-tax gain of $1,863,000 in the third quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

  Sales of Homes and Lots.  Included  are sales of 42 homes and 2 lots in the
  ------------------------
first nine months of 1995 as compared with 36 homes and no lots in 1994. In the third quarter, sales of homes were 17 in 1995 and 11 in 1994.

  Registrant's backlog of homes under contract of sale was 25 at September 30, 1995 and 44 at September 30, 1994.

  Other Construction (Net).  The income  relates primarily to construction
  -------------------------
performed for the tenant of the GSA Lease. (See Rentals - Apartments and
                                                ------------------------
Commercial below).  As a result of  uncertainty related to future appropriation
----------
levels and the current congressional budget process, GSA contracting has been materially reduced.

  Rentals - Apartments and Commercial, Management Fees, Affiliates and Leasing
  ----------------------------------------------------------------------------
Fees, Affiliates. General Services Administration ("GSA") leases offices from
-----------------
Registrant and its affiliates ("GSA Lease"). GSA exercised an option to reduce the rent by extending the GSA Lease for an additional five years. The parties have agreed that the rent adjustment commenced March 1, 1995. The lower rentals, leasing fees and management fees in the first nine months of 1995 reflect this reduction as of March 1, 1995. The annual reduction will be approximately $895,000 in the Registrant's revenues from the GSA lease and $350,000 per year in leasing, management fees and income from Town Center office building discussed below.

  Hotel Income and Hotel Expense.  Included in Hotel Income for the nine months
  ------------     --------------
ended September 30, 1995 is $2,726,000 of income relating to the Colonnade, a Baltimore, MD hotel, as compared with $2,493,000 for the same period in 1994. Hotel Expense in 1995 reflects $2,559,000 relating to the Colonnade as compared with $2,779,000 for the 1994 period.

  Interest, Other. The 1995 results reflect higher interest income on invested
  ----------------
funds as compared with interest income in the 1994 period.

  Gain on Sale of Realty Interest.  The 1994 gain reflected the prepayment of
  --------------------------------
a deferred purchase money note relating to the sale of a nursing home.

  Equipment Leasing & Vending.  The decline in revenues from 1994 to 1995
  ----------------------------
reflected a lower level of equipment leasing and vending activities. Registrant is no longer actively entering into any new equipment leases. The current lease portfolio will substantially phase out in 1996.

  Income from Equity Investments.  Included herein is income of $651,000 from
  -------------------------------
Registrant's 46% ownership in a partnership relating to the new GSA Lease in the 1995 period as compared with $686,000 in the 1994 period. (See Rentals -
                                                               ----------
Apartments and Commercial above).
-------------------------

  Provision For Loss on Real Estate. At September 30, 1994, Registrant reduced
  ----------------------------------
the carrying value of its investment in a 57 acre proposed office/commercial development in Fairfax County, Virginia to net realizable value, based on Registrant's assessment of the property market conditions.

  Loss on Write Down of Receivables.  Included in Receivables - Other at
  ----------------------------------              -------------------
December 31, 1994 were amounts due Registrant from a state Department of Public Welfare with respect to a nursing home previously owned by Registrant. At September 30, 1995 Registrant reduced this receivable by $545,000 to reflect the amount allowed by the Department of Public Welfare.

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

  In the latter part of 1992 Registrant tendered a deed to the note holder of the loan on Allentown Apartments. The note holder refused the deed, had a receiver appointed and took possession of the property. On May 4, 1995 the note holder foreclosed on the property. On August 22, 1995 the Circuit Court for Prince George's County, Maryland ratified the foreclosure sale. This transaction resulted in an after-tax gain of $1,863,000 in the third quarter of 1995.

  Balance Sheet
  -------------

     Notes Payable-Mortgages.  Included in the total for Mortgages is a
     ------------------------
$4,177,134 Deed of Trust Note on Allentown

Apartments at December 31, 1994 and $480,000 at September 30, 1995. (See Notes to Financial Statement - Debt Elimination). While the Note is non-recourse,
                         ----------------
Registrant had issued a $480,000 guarantee agreement covering the property. The guarantee is disputed by Registrant. The note holder is suing under the guarantee.

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

     The mortgage on the Colonnade Hotel, included in Notes Payable-Mortgages,
                                                      -----------------------
matured in September 1995 with a balance of $10,200,000.  The mortgage note
provided for an extension to March 1, 1998 under certain conditions.   The
conditions for the extension to 1998 were met (principally certain loan to value ratios), and Registrant was granted the extension to March 1, 1998.

     During the nine month period ended September 30, 1995, Registrant generated cash flow from operating activities of $4,293,000. Cash flow from operating activities was used in investing activities of $508,000 which consisted primarily of funding Registrant's investments in low income housing partnerships. Cash flow from operating activities was also used in financing activities for the repayment of mortgages and notes payable in the amount of $3,124,000. Overall, cash flow from operating, investing and financing activities resulted in an increase of $661,000 in cash and cash equivalents during the nine months ended September 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibit 27 - Financial Data Statement

         (b)  Reports on Form 8-K


     No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BRESLER & REINER, INC.
                               (Registrant)



Date: November 13, 1995        /s/ Burton J. Reiner
     --------------------      --------------------------------
                               Burton J. Reiner, President




Date: November 13, 1995        /s/ William Oshinsky
     --------------------      --------------------------------
                               William Oshinsky, Treasurer
                               (Principal Financial Officer)