Form 10-K
period 1995-12-31
BRESLER & REINER INC
filed 1996-03-29
CIK 14073

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20001

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1995
                           -------------------------------------------------
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission File Number   0-6201
                       ---------------------------

                            BRESLER & REINER, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     52-0903424
-------------------------------           ------------------------------------
(State or other Jurisdiction of           (IRS Employer Identification number)
incorporation or organization)

     401 M Street, S.W.
     Waterside Mall
     Washington, D. C.                                      20024
---------------------------------------          ----------------------------
(Address of principal executive Office)                   (Zip Code)

Registrant's telephone number including area code:  (202) 488-8800
                                                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
           --------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 4, 1996 was 2,839,563 shares, and the aggregate market value of the shares held by non-affiliates (based upon $11.25 per share, the average of the high bid and low asked prices reported by The National Quotation Bureau) was approximately $6,435,000.

Documents Incorporated by Reference:
Part III - Item 10.  Directors and Executive Officers of Registrant
           Item 11.  Executive Compensation
           Item 12. Security Ownership of Certain Beneficial Owners and Management
           Item 13.  Certain Relationships and Related Transactions

            The information required by this Part will be incorporated by reference to a definitive proxy statement which Registrant intends to file with the Commission pursuant to Regulation 14A involving the election of directors within 120 days after the end of its fiscal year.

            The Exhibit Index is found on page 60.

                                 PART I
                                 ------

ITEM 1.  BUSINESS
         --------

            Registrant has two principal activities, Residential Land Development and Construction and Rental Property Ownership and Management.

RESIDENTIAL LAND DEVELOPMENT AND CONSTRUCTION
---------------------------------------------

            Registrant owns several partially developed residential tracts of land within the greater Washington, D.C. area. On these tracts, it plans to develop residential lots for sale and to construct and develop single family homes and townhouses as part of residential subdivisions. Registrant may decide to sell certain of its undeveloped land if it determines that it is in the best interest of Registrant to do so.

            Registrant also has general and limited partnership interests in entities which are operating properties located in the Northern Virginia suburbs of Washington, DC and Orlando, Florida.

            While the following information represents Registrant's current intentions, the number of units, commencement dates, and other specific details of a project may vary, depending on Registrant's ability to secure adequate financing on acceptable terms, labor conditions, approval of land use plans, and other regulatory requirements, general economic conditions, demand for housing and other factors.

            Registrant designs and constructs its homes in accordance with its periodic evaluation of the prevailing market for new homes. Its current plan is to continue to build homes that appeal to the entry level homeowner, which will give the purchaser the maximum amount of space for the purchase price. Registrant generally avoids custom features and offers a limited number of home models. It also generally does not build homes in advance of sales contracts other than models and certain units for immediate sales.

      A.    Registrant's Homebuilding Projects
            ----------------------------------

            1.    Skyline Hill's, Prince George's County, Maryland.
                  ------------------------------------------------
Clearing, grading, sewers and construction of model homes have been completed for this 179 single family homes and 43 townhomes project. As of February 28, 1996, 20 additional single family homes are planned, of which four single family homes are under contract of sale. As of this same date, three townhomes have been sold and settled and one townhome is under contract of sale.

            2.    Terraco Acres, Prince George's County, Maryland.
                  -----------------------------------------------
This 134 single family home development has been substantially completed. As of February 28, 1996, three homes remain to be sold.

            3.    St. Mary's County, Maryland.  This project originally
                  ---------------------------
consisted of 64 subdivided lots, which range in size from .87 acres to 6.36 acres and 31 farmsteads, of 15 to 30 acres each, totalling 949 acres. As of February 28, 1996, 11 farmsteads totalling 254 acres remain to be sold.

            4.    Oak Hill Towns, Prince George's County, Maryland.
                  ------------------------------------------------
The final development plan for 83 townhouses on this 11.1 acre tract has been approved and recorded. Clearing, grading and installation of sewers and construction of model homes have been completed. As of February 28, 1996, 52 homes have been sold and settled and 12 homes are under contract of sale.

            5.    Yorkshire Knolls, Prince George's County, Maryland.  The
                  --------------------------------------------------
final development plan for 252 townhouses on this 31.5 acre tract has been approved and recorded. Clearing and grading has been completed and five model homes have been completed. As of February 28, 1996, 44 homes have been sold and settled and 11 are under contract of sale.


                          -------------------------


            In the sale of homes by Registrant and entities controlled by it, Registrant has utilized furnished model homes at each site. Sales are made by independent real estate brokers to whom a commission is paid. In its production of homes for sale, Registrant competes with numerous builders, which range from well-financed and managed regional and national firms to small speculative builders.

            When Registrant enters into an agreement of sale for a home, it generally receives a deposit of $500 to $2,000 as is customary in its area of business. These deposits may be refundable under certain circumstances, including Registrant's inability to complete construction within specified time periods, or the purchaser's inability to secure financing. Registrant generally receives the balance of the purchase price in cash upon the closing of the sale, but has in the past occasionally taken a note secured by a junior mortgage for a portion of the purchase price.

            Although it is the responsibility of the home purchaser to obtain financing for his purchase, Registrant seeks to obtain mortgage commitments from lending institutions for its customers (subject to verification of individual customer credit status) for purchases of homes in its developments. Registrant may also be required to pay the lender a discount or points at the closing of each loan, which in the case of loans insured by the Federal Housing Administration, or the Veterans Administration, cannot be charged to customers.

            There can be no assurances that Registrant will in the future be able to secure acceptable permanent mortgage commitments, and the absence of such commitments could adversely affect its sale of homes.

            Because of its seasonal nature, home sales generally decline in the first quarter of Registrant's fiscal year.

      B.    Joint Ventures with Sequoia Building Corporation of Virginia
            -------------------------------------------------------------
("Sequoia").
-----------

            Starting in 1984, Registrant entered into a series of joint ventures and partnerships with Sequoia as detailed below.

            1.    Manassas; Prince William County, Virginia.  In 1984,
                  -----------------------------------------
Registrant and Sequoia organized a limited partnership known as Paradise Developers ("Paradise") to develop a 418 acre tract of land in Manassas, Virginia (the "Tract"). The Tract yielded approximately 243 acres of residential land and 100 acres of commercial land after streets, recreation facilities, parks and schools.

            Registrant's subsidiary is the sole general partner and managing general partner, owning a 50% partnership interest. Sequoia is a limited partner owning a 50% partnership interest.

            Registrant originally owned the Tract and Paradise purchased the Tract in two stages from Registrant in December, 1985 and September, 1986. The consideration for this purchase was a subordinated non-recourse mortgage and note ("purchase money mortgage") in the original principal amount of $11,525,616. As of December 31, 1995, the balance due Registrant on the purchase money mortgage was $1,838,855. In addition, Registrant was due $896,220 in unpaid interest, which will be recognized in income when received.

            All of the residential land and 51 acres of the commercial land was sold prior to 1993. Paradise developed 18 acres of land into three commercial projects; the 7800 Building, a bank building and Paradise Sudley North Office Park. 31 acres of commercial land remain to be sold or developed.

                  (a)   7800 Building.  Paradise constructed a 15,460
                        -------------
square foot office building known as the 7800 Building on 1.52 acres of the Tract.

                  Paradise deeded the property to Registrant's subsidiary in December, 1991. The building is 23% leased.

                  Registrant has entered into two leases for an additional 7,830 square feet of office space which will increase the occupancy to 73% by April, 1996.

                  (b)   Bank Building.  This building of 3,478 rentable
                        -------------
square feet on two-thirds of an acre is fully occupied by a branch of Nations Bank.

                  (c)   Paradise Sudley North Office Buildings.  In March,
                        --------------------------------------
1987, Registrant, through a subsidiary, and various officers and employees of Sequoia, formed Paradise Sudley North Limited Partnership ("Sudley") to develop a 16.35 acre parcel of the Tract. In December, 1991, these officers assigned their interests in Sudley to Registrant in return for a release from bank debt and guarantees. Registrant's subsidiary is the sole general partner of the Partnership, owning a 55% partnership interest, and Registrant also owns a 43.75% limited partnership interest. A former employee of Sequoia owns the remaining 1.25% interest.

                  Sudley has developed on this site four office buildings, which contain approximately 187,000 square feet of space, known as Buildings A, B, C and D.

                  Building A, 22,608 square feet, is 70% leased.

                  Registrant has entered into an additional lease for 5,965 square feet which will increase occupancy to 96% by April, 1996.

                  Building B, 62,420 square feet, is 57% leased.

                  Building C, 33,120 square feet, is 62% leased.

                  Building D, 69,374 square feet, is 100% leased. In January, 1988, Sudley contributed the 6.9 acres of land under Building D to a new limited partnership, Paradise Sudley North Building D Partnership. Sudley is a 50% partner in the new partnership with a right to a return of the value of its capital contribution before distributions to other partners. The other partners are non-affiliates. Sudley is responsible for managing the new partnership's day-to-day operations.

            2.    Fairfax County, Virginia.  On October 22, 1987, a
                  ------------------------
subsidiary of Registrant and certain officers and directors of Sequoia formed a limited partnership known as Frying Pan Road Associates ("Frying Pan"), which purchased approximately 17 acres of commercially zoned undeveloped land in Fairfax County,

Virginia, for $7,145,000 and acquired for $1,000,000 an option to purchase an additional 40 acres. Of the purchase price for the land, approximately $5,574,100 was paid by Frying Pan's assumption of several mortgages on this property, which are recourse to Registrant's subsidiary. In November, 1989, Frying Pan exercised its option to purchase the additional 40 acres of land and funded the purchase with an $18 million non-recourse loan at prime from the seller. The lender amended the loan agreement to reduce the interest rate and to reduce the outstanding principal amount due under the loan from $18,000,000 to $15,500,000, which was due on September 30, 1994.

            Registrant's subsidiary is the sole general partner holding a 50% interest. Sequoia's affiliates are limited partners and own a 50% interest. The partnership agreement requires Registrant's subsidiary to advance funds as additional capital contributions to Frying Pan for certain acquisition and carrying costs. At November 30, 1994, Registrant had advanced $13,699,527 to Frying Pan pursuant to the partnership agreement.

            In December 1994 Frying Pan concluded that the long-term development plans for the property were no longer warranted given the continued softness in the commercial real estate market and the inability to reach agreement with the lenders for continued debt modifications. As a result, in December 1994 Frying Pan gave deeds in lieu of foreclosure to the seller on the 17 acre parcel. Frying Pan gave a deed in lieu of foreclosure to the seller of the remaining 40 acres.

            On September 30, 1994, Registrant reduced its carrying value of this property by $4 million. At December 31, 1994, Registrant recorded an additional reduction in the carrying value in the amount of $12,834,000. Concurrently, Registrant recognized a gain of $5,200,000 (before income taxes) in debt elimination.

RENTAL PROPERTY OWNERSHIP AND MANAGEMENT
----------------------------------------

            Registrant owns and manages apartment buildings, for itself and others. In the Southwest Washington, DC urban renewal area, as described below, Registrant holds a 46% interest in an office building, and owns and manages a portion of an enclosed shopping-office center. It is the policy of Registrant to manage and lease these rental properties through its own personnel. Registrant also is a limited partner in certain properties described below, which are operated by others.

          Apartments.  Registrant owns and operates two apartment
          ----------
complexes, with a total of 294 units in Greenbelt, Maryland, and in the southwest Washington, DC urban renewal area. (See

"Southwest Washington, DC Urban Renewal Area", below). Registrant constructed these apartment buildings.

            Registrant owned a 178 garden apartment in Camp Springs, Maryland known as the "Allentown Apartments". In June 1992, Registrant ceased making principal and interest payments under a non-recourse mortgage note and $480,000 guaranty agreement covering the property, and offered the lender a deed to the property. During 1992, the Resolution Trust Corporation was appointed receiver for the lender and it subsequently sold the loan as part of a package loan disposal. The new holder of the loan had refused the deed offered by Registrant, had a receiver appointed which took possession of the property on September 22, 1993, and in January 1994 brought suit against Registrant under the mortgage and guarantee. In May 1995 the note holder foreclosed on the property, and in August 1995 the Court ratified the foreclosure sale. This transaction resulted in an extraordinary gain before income taxes of $2,678,000.

            As of December 31, 1995, approximately 85% of Registrant's apartment units were rented. In renting apartment units Registrant employs rental agents and uses model apartments, advertising in local newspapers and displays on the site. Each building or complex has a project manager employed by Registrant who supervises rentals and general operations.

            Apartment leases generally provide for a fixed monthly rental over a one year term and the tenant normally gives a security deposit. Registrant estimates that the average length of occupancy of an apartment by its tenants is approximately 30 months. Registrant pays for all utilities, except that certain tenants pay for their own electricity. All of Registrant's properties are in good condition, and in the opinion of Registrant, are adequately covered by fire and other casualty insurance.

            Southwest Washington, D.C. Urban Renewal Area.  Since 1964,
            ---------------------------------------------
Registrant has been the redeveloper of a portion of the Southwest Washington, D.C. Urban Renewal Area (the "Area"), located immediately south of the "mall" which extends from the United States Capitol Building to the Washington Monument. Registrant has performed each of its principal business activities, as well as building construction for others, in this Area.

            High Rise Office Buildings.  Located in the Area are two
            --------------------------
matching 14 story office buildings, which are leased and managed by Registrant. One building is owned by Trilon Plaza Company ("Trilon") an affiliate; the other building is owned by Town Center East Investors ("Town Center"), a limited partnership in which Registrant holds a 46% interest, and serves as the general partner.

            Trilon is a limited partnership, in which a substantial majority interest is owned by Messrs. Bresler and Reiner, whose wholly owned corporation is the general partner (other officers of Registrant hold minor interests) and the balance is owned by non-affiliates. Trilon's principal assets are its leasehold interests in the Area and the projects developed thereon.

            GSA Lease.  The United States General Services Administration
            ---------
("GSA") leases the two high rise buildings, as well as the second and third floors of the adjacent shopping-office center and a portion of another smaller structure (see "Shopping Center") at an annual rental of approximately $19.5 million for approximately 905,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). Approximately 282,000 square feet of the portion of the shopping center owned by Registrant is included in the lease at an annual rental of approximately $5.6 million, as is 56,000 square feet owned by S.E.W. Investors, another affiliate, and 172,000 square feet owned by Town Center, in which Registrant has a 46% interest. Registrant acts as managing and leasing agent for Trilon, Town Center and S.E.W. Investors for their portions of the leased space. All four owners, including Registrant, are jointly and severally liable as landlord to GSA under the Lease. See "Management of Rental Properties".

            The GSA Lease was renewed in June, 1993 for a five year term, which commenced as of September, 1992.

            In November, 1994, GSA elected to extend the lease for a further five years to September, 2002. As required by the lease, the annual rental was reduced, retroactive to the September, 1992 commencement date, from $21.8 million to $19.5 million. GSA has the option to cancel the lease on certain space effective any time during the second five years and on certain other space at any time after the eighth year.

            The lower rental results in a reduction of approximately $1,245,000 per year in the Registrant's revenues, including management and leasing fees and its 46% interest in Town Center.

            Shopping-Office Center.  An enclosed shopping-office center is
            ----------------------
located between the two high rise buildings containing approximately 750,000 square feet of space. The center includes approximately 1,100 parking spaces located in an underground parking garage and adjacent parking areas.

            Registrant acts as managing and leasing agent for Trilon and for S.E.W. Investors, a limited partnership ("S.E.W. Investors") (see "Southeast Section" below) for their portions of the shopping-office center, part of which is leased to the GSA as described above and the balance is leased to other commercial tenants. See "Management of Rental Properties".

            The planned use of the shopping-office center is limited by the renewal plan for the site. The renewal plan permits occupancy by retail and personal service establishments, offices for government agencies, professional and other services for the southwest Washington, D.C. area and apartments. The site may not be used for general office buildings.

            Registrant's portion of the shopping-office center, consisting of 231,023 square feet, is leased by Registrant from the District of Columbia Redevelopment Land Agency ("RLA") for a term expiring in 2058. Under the lease, Registrant is responsible for all expenses related to the land, including real estate taxes and utilities. Registrant must obtain the approval of RLA before constructing additional improvements on these tracts.

            Southeast Section.  On October 10, 1980, Registrant assigned
            -----------------
its leasehold interest in a portion ("Southeast Section") of the shopping-office center to S.E.W. Investors. The Southeast Section contains approximately 105,000 square feet of rentable space in the three story and basement building, of which approximately 49,000 square feet were completed prior to 1981. Tenant occupancy commenced in February, 1982, including 56,000 square feet leased to the GSA. S.E.W. Investors was organized by Registrant to acquire the Southeast Section. Registrant is the sole general partner, with a 1% interest. Of the limited partnership interests, 62% is held by non-affiliates and the remaining 37% is held by certain directors and officers of Registrant, including Charles S. Bresler, its Chairman of the Board and principal shareholder, and Burton J. Reiner, its President, director and principal shareholder. Registrant manages this building. See "Management of Rental Properties".

            Town Center East Apartment Buildings.  On August 1, 1979,
            ------------------------------------
Registrant assigned its leasehold interest in two high rise apartment buildings in the redevelopment area, with 256 units, known as Town Center East Apartments, to Third Street Southwest Investors, a limited partnership. Registrant is the sole general partner in this limited partnership, with a 1% interest, and acts as management agent for the project. In this partnership, 90% of the limited partnership interests are held by unaffiliated persons, and the remaining 9% of the limited partnership interests are held by certain directors and officers of Registrant, including Charles S. Bresler, Chairman and Chief

Executive Officer of Registrant and Burton J. Reiner, its President. Registrant manages these buildings. See "Management of Rental Properties".


            Low Income Housing.  Registrant has interests in the following
            ------------------
limited partnerships which are operating low-income housing units:


            1.    Multi-State Projects.  On November 15, 1988, Registrant
                  --------------------
purchased 99% limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 1996, the projects were 95% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests is approximately $5,168,000 in the aggregate, of which $3,353,055 has been paid to date. It is payable in annual installments over the ten years such tax credit is available, commencing in March 1990, and is to be adjusted annually based on the annual tax benefits generated.


            2.    Windsor, Connecticut Project.  On April 27, 1989,
                  ----------------------------
Registrant purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former school house into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and is eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits are available, is approximately $1,130,000 of which $664,000 was paid as of December 31, 1995. The purchase price is to be adjusted based on the tax benefits generated annually. The project is 90% occupied.


            3.    Orlando, Florida Project.  On July 17, 1989, Registrant
                  ------------------------
purchased a 90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development corporation, a Florida real estate development company ("PAC").
The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. The purchase price, other than the first installment, is to be adjusted based on the tax benefits generated annually, which may result in additional payments in the future. Ninety-two percent of the apartments were occupied as of December 31, 1995.


            4.    St. Mary's County, Maryland Project.  On November 22,
                  -----------------------------------
1989, Registrant purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under
Section 42 of the Code over the first ten years after occupancy. Registrant's purchase price for its partnership interest, payable in installments over eight years, is approximately $4,278,930 of which $3,929,938 has been paid to date. The purchase price is to be adjusted based on the aggregate tax benefits generated annually. Charles S. Bresler, an officer and director of Registrant, purchased a 20% limited partnership interest in the partnership for $1,070,825, payable on terms similar to Registrant's. Eighty-four percent of the apartments were occupied as of December 31, 1995.


            Condominium Apartment Units.  Registrant owns and rents (as
            ---------------------------
lessor) 74 condominium units in Georgian Gardens, Glassmanor, Maryland. This is a portion of a 121 unit garden type apartment property which had been converted into a condominium by Registrant in 1974.


            Competition.  In each of the areas where Registrant's rental
            -----------
properties are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its properties in the District of Columbia are subject to rent control regulation.


            Management of Rental Properties.  Registrant, through a
            -------------------------------
subsidiary, has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interests as follows:

                                                                Contract
      Property Managed              Compensation(1)            Expiration
      ----------------              ---------------            -----------

414 apartment units,
      20 townhouses (5)                   5%             December, 2000 (2) (3)
390,000 square feet of office
      space(5)                            3%(9)          December, 1997  (4)
185,000 square feet of office
      space(6)                            3%(9)          December, 1997  (4)
256 apartment units (7)                   5%             September, 1999 (2) (3)
105,000 square feet of
      shopping-office
      center (8)                          3%(9)          December, 1997  (4)

(1)   As a percentage of gross rent collected.

(2) These contracts renew automatically for additional five year terms unless either party gives notice of termination at the end of the term stated above.

(3) This contract may be terminated at any time by the Federal Housing Commissioner or the mortgagee.

(4) These contracts may be terminated by the owners on 60 days prior written notice, subject to payment of the present value of the leasing fees (see note 9 below) for the remainder of the contract term.

(5) These properties are located in the Southwest Washington, D.C. Urban Renewal Area and are managed for Trilon Plaza Company, an affiliate.

(6) The project is described in "Southwest Washington, D.C. Urban Renewal Area" and is managed for Town Center, a partnership in which Registrant has a 46% interest and is the general partner.

(7) These buildings are the Town Center East Apartments described in "Southwest Washington, D.C. Urban Renewal Area" and are managed for a partnership in which Registrant has a 1% interest and is general partner.

(8) This property is managed for a partnership in which Registrant has a 1% interest and is a general partner. (See "Southwest Washington, D.C. Urban Renewal Area - Southeast Section" above.)

(9) In addition, Registrant earns leasing fees of 5% of gross rents collected on the GSA Lease for these properties.

                        ------------------------------

            Operation of Holiday Inn.  Registrant owns and operates a 151
            -------------------------
room Holiday Inn motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

            Occupancy averaged 60% in 1995.

            Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The franchise license agreement expires on March 11, 2000.

            Registrant has applied for a new Holiday Inn Express franchise which will require substantial renovation of the existing facility. At this date, the cost of renovation has not been determined.

            There are three other motels in the immediate vicinity of Registrant's motel in suburban Washington, D.C. The motel business in Washington, D.C. area is highly competitive.

            The Colonnade, Baltimore, Maryland.  The Colonnade is a
            ----------------------------------
multi-purpose condominium apartment, hotel, office and retail building adjacent to the Johns Hopkins University in Baltimore, Maryland. The building consists of 119 condominium apartments owned by others on the fourth through twelfth floors; 125 hotel rooms on the first three floors, 252 condominium parking spaces (of which the Registrant's affiliate owns 21), a restaurant, a small amount of retail and office space and a parking garage.

            On July 12, 1993, Uptown Hotel Corporation ("Uptown"), a wholly owned subsidiary of Registrant, purchased the secured mortgage on the Colonnade from the lender for its then outstanding balance of $15,336,290.86. To finance the purchase, Uptown borrowed $13,836,291 from the lender, due in September 1995 (with the right to extend to 1998 under certain conditions), secured by an assignment of the Colonnade mortgage and a guaranty by Registrant. To secure its guarantee, Registrant in May 1992 granted lender a mortgage on the apartment property known as "The Commons" in the Southwest Washington, D.C. Urban Renewal Area to the extent of $6,000,000, and its Holiday Inn property to the extent of $4,000,000. Registrant's guaranty is further secured by mortgages on the Paradise Bank property (see "Paradise Bank at Bull Run" above) and 11 convenience stores (see "Convenience Stores" below). As of December 31, 1995, the outstanding principal balance of the mortgage was $10,097,089.

            The mortgage note provided for an extension to March 1, 1998 under certain conditions. The conditions for the extension were met (principally certain loan to value ratios), and Registrant was granted the extension to March 1, 1998.

            On September 13, 1993 there was a public Trustee Sale of the property, at which Uptown purchased the hotel, commercial spaces, six condominium units which were sold in 1994 and certain parking spaces for $5,158,000. Unrelated parties purchased three condominium apartment units.

            Hotel occupancy averaged 69% in 1995.

            Pine Club Phase II Limited Partnership, Orlando, Florida.
            --------------------------------------------------------
Registrant holds a 64.35% limited partnership interest in Pine Club Phase II, Ltd., a Florida limited partnership. The general partners of this partnership are three unaffiliated individuals and PAC, who own with others, in the aggregate, a 35.65% partnership interest.

            The partnership has constructed 160 residential apartment units on approximately 14 acres of land in Orlando, Orange County, Florida. This land is contiguous to Registrant's low-income housing and market rate housing project in Orlando, Florida previously discussed under "Low Income Housing - Orlando, Florida Project". The Project was completed in January, 1991, and is 91% occupied as of February 28, 1996.

            Convenience Stores.  In June, 1986, Registrant acquired 16
            ------------------
convenience stores, primarily located in southern and southeastern states, for an aggregate consideration of approximately $3,390,000. Registrant acquired title to each store building, but holds leasehold interests in the underlying parcels of land. All of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation, a large convenience store chain which operates the stores under the name "Circle K." On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of 12 of the sixteen leases owned by Registrant. As of February 28, 1996, Registrant has rented four of these stores and has sold five stores. Registrant is attempting to relet or sell the other three stores.

            Nursing Home.  Registrant owns a New Jersey nursing home
            ------------
facility, Lakewood Manor, which it leases to an unaffiliated operating company.

            Lakewood Manor is a 120-bed nursing home facility in Lakewood, New Jersey. The skilled and intermediate care facility is located on State Road 88, Ocean County, New Jersey, approximately 60 miles south of New York City. The one-story building of approximately 37,000 square feet, with brick exterior, is situated on 11 acres of land.

            Since it acquired the property on December 31, 1984, Registrant has leased the nursing home to an unaffiliated operator. The monthly rent is $48,295 for the first five years of a ten year term, with increased rent thereafter. Tenant has several renewal options for up to 20 additional years. The lessee pays taxes and other operating expenses, and all structural and nonstructural repairs and replacements. The lessee has a right of first refusal in the event Registrant seeks to sell the property. The lessee may assign the lease to another experienced nursing home operator, subject to certain conditions. The facility is now 97% occupied.

            There are several other nursing homes in Lakewood, New Jersey. The Nursing Home business is highly competitive. Nursing homes operate under state licenses and are subject to extensive governmental regulations. Should Lakeview Manor not be in compliance with these regulations, it would be subject to termination of its qualification for federal assistance payment or termination of its operating license by federal or state regulators.

EQUIPMENT LEASING AND VENDING
-----------------------------

            Registrant previously engaged in personal property leveraged equipment leasing, both directly and through subsidiaries and general partnerships. It also acted as broker in arranging equipment sale and leaseback transactions for a fee.

            In December, 1983, Registrant, with others, organized a general partnership to engage in equipment leasing known as Builders Leasing Company, and agreed to act as its managing partner with a 20% interest. The initial $2 million capital of the partnership was contributed by each partner, in proportion to his percentage interest, over five years in semiannual installments. In addition to the initial capitalization, the partners contributed $1,150,000 to the capital of the partnership in 1988, 1989 and 1990. Registrant's capital contribution to date totals $630,000. Certain directors and officers of Registrant also hold an aggregate of 27% of the partnership interests, including Charles S. Bresler, Chairman of the Board and principal shareholder (20%), and Burton J. Reiner, President, director and principal shareholder (5%).

            Builders Leasing Company owns two vessels servicing the oil industry. It also owns transportation barge and petroleum transportation vehicles. The value of the vessels may be impacted by fluctuations in the price of oil. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 1995 of about $1,256,000.

            In February 1984 Registrant organized Tech-High Leasing Company, a general partnership in which it holds a 50% interest. The other 50% is held by a non-affiliated corporation. Registrant and its partner have each contributed $1,100,000. Tech-High currently owns heavy duty construction and transportation equipment with a net book value as of December 31, 1995, of approximately $3,572,000. The partnership debt on these acquisitions as at December 31, 1995, was approximately $1,891,000 of which Registrant is personally liable for approximately $458,000.

            Registrant is no longer entering into new equipment leases. The current lease portfolio will substantially phase out in 1996.

        Registrant, through a wholly owned subsidiary, has since August, 1987, conducted a coin operated telephone business, primarily in Florida and Maryland. The telephones are now being serviced by a management company in Maryland and by a partnership, of which Registrant's subsidiary is a 50% partner, in Florida.


Employment
----------

            On February 23, 1996, Registrant and its subsidiaries employed approximately 137 persons.


                      ------------------------------


            Registrant borrows money from time to time on general credit and it expects to continue such open account borrowing in the future. It has also granted mortgages or deeds of trust on its real estate and security interests in its equipment leases and leased equipment. Registrant's business and earnings are dependent in part on its ability to obtain interim construction and permanent financing on acceptable terms for its construction and sale of single family residences and for its development of rental property. Certain of Registrant's borrowing is tied to the prime interest rate.

            Registrant's business is substantially dependent on general economic conditions, and the availability of construction labor and materials in the area served. Registrant's business is materially affected by federal housing programs. To the extent that Registrant's financing of projects is insured by the Federal

Housing Administration ("FHA"), Registrant is subject to FHA construction, operation and other requirements, including provisions relating to rentals, management agreements, various reserves, employment and leasing practices. The development of unimproved real estate is subject to Registrant's obtaining appropriate governmental approvals, and availability of utilities, including sewers.


ITEM 2.   PROPERTIES.
          ----------

            Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

            Registrant, S.E.W. Investors, Town Center Management Company (a subsidiary of Registrant), Bresler and Reiner Companies (a subsidiary of Registrant), and Trilon Plaza Company are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which leases certain office space at a high rise office building in Washington, D.C. known as the "Waterside Mall Complex." Four spouses of such employees are also plaintiffs. See "Management of Rental Properties," "Southwest Washington, D.C. Urban Renewal Area," "High Rise Office Buildings," "Shopping-Office Center" and "Southeast Section" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Waterside Mall Complex and (ii) certain renovations and reconstruction to the Waterside Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms.


        The Complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totalling $948,000. No punitive damages were awarded. Defendants filed motions for judgment notwithstanding the verdict, which the Court granted in November 1995, as to $716,000. Plaintiffs have filed a notice of appeal. The cases of the other plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          Not Applicable.


                      ------------------------------


                       Executive Officers of Registrant
                  (included pursuant to instruction 3 to Item
                           401(b) of Regulation S-K)

                                     Present Positions
                                     and Offices with        Date Elected
Name                    Age          Registrant              to Office
----                    ---          -----------------       ------------

Charles S. Bresler       68          Chief Executive         June 2, 1970
                                     Officer, Chairman
                                     of the Board and
                                     Director

Burton J. Reiner         67          President and           June 2, 1970
                                     Director

William L. Oshinsky      53          Treasurer and           April 6, 1994
                                     Director                November 15, 1994

Edwin Horowitz           64          Secretary and           June 2, 1970
                                     Director

            In accordance with Article V of the By-Laws of Registrant, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

            There is no family relationship as defined in the instructions to this Item between any of the above officers, except Mr. Oshinsky is the brother-in-law of Mr. Reiner.

            Each officer has held the above positions as his principal occupation for more than the past five years, except Mr. Oshinsky, who, prior to his election as Treasurer, served as an officer of subsidiaries of Registrant for more than the past five years.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.
          ----------------------------------------------------

          Registrant's Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No bid quotations were reported for the first quarter of 1994. No dividends were declared or paid during the years reported.

Year Ended December 31, 1995
----------------------------

            Quarter                                 Price
            ----------------------------------------------
            1st                  High               11
                                 Low                10
            ----------------------------------------------
            2nd                  High               11
                                 Low                10
            ----------------------------------------------
            3rd                  High               10
                                 Low                 9
            ----------------------------------------------
            4th                  High               10 1/2
                                 Low                10
            ----------------------------------------------

Year Ended December 31, 1994
----------------------------

            Quarter                                 Price
            ----------------------------------------------
            1st                  High               *
                                 Low                *
            ----------------------------------------------
            2nd                  High               10
                                 Low                10
            ----------------------------------------------
            3rd                  High               11 1/2
                                 Low                10
            ----------------------------------------------
            4th                  High               11
                                 Low                10
            ----------------------------------------------

            ---------------
            *Unpriced.

            The above quotations represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

            As of March 4, 1996, there were 168 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

              1995         1994          1993*         1992*         1991*
              ----         ----          -----         -----         -----

Revenues $ 33,824,000  $ 39,563,000  $ 31,683,000  $ 34,086,000  $ 35,639,000
Net (loss)
income
before
extra-
ordinary
item and
cumulative
effect of
accounting
change   $  4,404,000  $(4,109,000)  $(8,408,000)  $(1,973,000)       172,000

Net income
(loss)   $  6,140,000  $ 3,404,000   $(5,133,000)  $(1,973,000)  $  3,383,000
         ============  ============  ============  ============  ============

Earnings
per common
share
before
extra-
ordinary
item and
cumulative
effect of
accounting
change   $       1.57  $     (1.45)  $     (2.96)  $      (.70)  $       0.06

Earnings
per common
share    $       2.18  $       1.20  $     (1.81)  $      (.70)  $       1.19
         ============  ============  ============  ============  ============

Total
Assets   $101,395,000  $103,401,000  $152,520,000  $165,196,000  $175,413,000
         ============  ============  ============  ============  ============

Long Term
Obliga-
tions    $ 33,729,000  $ 42,495,000  $ 91,336,000  $ 91,177,000  $ 95,203,000
         ============  ============  ============  ============  ============

Cash divi-
dends per
common
share         (1)           (1)           (1)           (1)           (1)
         ============  ============  ============  ============  ============

__________________________
(1)   No dividends have been declared or paid.

*  Restated to reflect reclassifications.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

      Since January 1993, Registrant restructured, acquired and disposed of several principal assets and liabilities, and negotiated a major commercial lease renewal with an existing tenant.

      The transactions, which are discussed below under the appropriate captions, are as follows:

      1. In June 1993 Registrant entered into a new lease with the General Services Administration ("GSA") of the Waterside Mall office areas for the five year term of September 14, 1992 - September 13, 1997. In November 1994 the lease was extended at a reduced rent, to September 2002.

      2. The disposition of Registrant's interest in the assets and liabilities of the Country Club joint venture and the termination of Registrant's recourse debt liabilities effective February 10, 1994.

      3. The purchase in 1993 of the outstanding debt on Paradise Sudley North buildings B and C. This debt was 50% recourse and was in dispute with the successor in interest to the lender.

      4. The purchase of the first trust debt on the Colonnade project and the subsequent foreclosure of the property, in 1993.

      5. The purchase of the debt on the 7800 office building in Manassas, Virginia in 1993.

      6. Gain in 1993 equal to approximately 57% of the previously written-off reserve for Washington Bancorporation Commercial Paper.

      7. The take-over by a receiver in 1993 of the 178 unit garden apartment project known as Allentown Apartments and subsequent foreclosure and ratification of the foreclosure in 1995.

      8. In December 1994 the Frying Pan partnership returned this land to the sellers.

Sales of Homes and Lots
-----------------------

      During 1995, Registrant sold 56 homes and no condominium units and three lots totalling $8,117,000 as compared with 65 homes and 6 condominium units and no lots in 1994 totalling $11,236,000 and 49 homes and four lots totalling $7,633,000 in 1993. Continued slow economic growth, employment uncertainty and proposed government reduction in the Washington, DC metropolitan area affected sales at Registrant's projects, and has resulted in increased inventory of homes as purchasers have terminated sales agreements.

Rentals-Apartments and Commercial
---------------------------------

      The GSA lease was renewed in 1993, effective September 1992. As a result, the increased rent commencing September 1992 was recognized in 1993. The 1994 decreased revenues result from the reporting of twelve months of revenues for 1994 while the 1993 results include revenues for fifteen months with respect to the GSA lease, due to the August 1993 rent catch up payment.

      The GSA lease provided that the rent was to be reduced, if GSA elected before December 31, 1994 to extend the lease for a further five years. GSA
exercised the option in November 1994.   The reduction will be about $895,000
per year in the Registrant's revenues from the lease, plus $350,000 per year in leasing and management fees and income from Town Center office building discussed below. GSA has the option to cancel the lease on certain space effective any time during the second five years and on certain other space at any time after the eighth year.

      The 1993 results include revenues from Allentown Apartments for the period January 1, 1993 through September 30, 1993, when a receiver took possession of the property (see, "Notes Payable-Mortgages" below).

Hotel Operation
---------------

      Included in 1995 results is $3,570,000 of income and $3,317,003 of expenses relating to the Colonnade. See "Income (Loss) from Equity Investments" below.

Leasing Fees, Affiliates
------------------------

      The 1993, 1994 and 1995 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. The 1994 decrease is a result of recording twelve months of leasing fees as opposed to fifteen months of fees in 1993, due to the August 1993 rent catch up payment. See "Rentals -- Apartments and Commercial."

Interest, Other
---------------

      The 1993 increased revenues result primarily from interest received in conjunction with Federal income tax refunds and District of Columbia property tax refunds. There were no such revenues in 1994 or 1995. During 1994, there was a reduction in notes receivable, other due to the refinancing of those notes, thus reducing Interest, Other. The 1995 increase resulted from higher cash balances.

Gain on Sale of Realty Interests
--------------------------------

      On June 30, 1992, Registrant sold its Philadelphia nursing home to an unaffiliated nursing home operator. The sale price was $4,200,000, of which Registrant received $500,000 in cash and a wrap-around mortgage of $3,700,000. In May 1994 the nursing home was sold and the outstanding balance of $3,574,500 was paid off. A gain of $1,145,000 was recorded in 1994.

Gain on Commercial Paper
------------------------

      In 1990, Registrant held $2.5 million of short term commercial paper of Washington Bancorporation ("WBC"). In August, 1990, WBC defaulted on its commercial paper and filed for protection under Chapter 11 of the Federal Bankruptcy Act. Registrant recorded in 1990 a $1.25 million reserve for the potential loss on commercial paper and ceased accruing interest. On June 14, 1993, Registrant received $1,961,168 in settlement of its commercial paper claim as part of a global settlement between commercial paper creditors, other creditors, director and officer insurance carriers and the FDIC. As a result, Registrant recognized a $711,168 gain in the second quarter of 1993.

Income (Loss) from Equity Investments
-------------------------------------

      The components of this Item are as follows:

  Year Ended December 31               1995          1994            1993
  ----------------------               ----          ----            ----

Colonnade                            $    -0-           -0-      ($13,828,000)
Orlando, Florida Apartments         (  72,000)    ($125,000)     (     61,000)
Town Center Office Building           809,000       936,000         1,149,000
Tech High Leasing Company              84,000     (  25,000)          226,000

Other                               ( 180,000)    (  23,000)     (     18,000)
                                    ---------     ---------      ------------
                        Total        $641,000      $763,000      ($12,532,000)

      On July 12, 1993, Uptown Hotel Corporation ("Uptown"), a subsidiary of Registrant, purchased from the mortgage holder the secured deed of trust note on the Colonnade property for the outstanding balance of $15,336,391. On September 13, 1993, as the result of a public trustee sale of the property Uptown purchased the hotel, commercial space, six condominiums and certain parking spaces. The trustee sale was ultimately ratified on March 10, 1994.

      As a result of these activities, the Registrant in 1993 recorded a loss from equity investment of $13,828,000, which is the result of writing down the Registrant's investment to fair value and recording the Colonnade operating losses for 1993.

      Registrant has a 46% partnership interest in Town Center East Office Building at Waterside Mall. Registrant's share of the earnings from that partnership decreased in 1995, due to decreased revenues from the GSA lease (see, "Rentals, Apartments and Commercial," above).

Loss on Write Down of Receivables
---------------------------------

      Included in Receivables - Other at December 31, 1994 were amounts due
                  -------------------
Registrant from a state Department of Public Welfare with respect to a nursing home previously owned by Registrant. At September 30, 1995 Registrant reduced this receivable by $545,000 to reflect the amount allowed by the Department of Public Welfare.

Provision for Loss on Real Estate
---------------------------------

      In 1994 Registrant wrote off the carrying value of the Fairfax, Virginia property, which the Frying Pan partnership returned to the sellers. This resulted in a charge of $16,834,000, and a gain on elimination of debt of $5,200,000 (before income tax effect).

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

      In accordance with generally accepted accounting principles, Registrant reduced the carrying value of Country Club as at December 31, 1993, resulting in a charge of $9,898,000. In accordance with generally accepted accounting principles, Registrant recorded a $6,398,000 gain on elimination of the Country Club debt in the first quarter of 1994 to reflect the February, 1994 transaction.

Extraordinary Item-Debt Elimination
-----------------------------------

      A partnership, now 98% owned by Registrant, owns four office buildings in Manassas, Virginia, totalling 187,000 square feet on 16.35 acres of land. Buildings B and C of that project were subject to the original construction loan with a balance outstanding in June, 1993 of $8.12 million, plus accrued interest. In June, 1993, Registrant purchased the loan for $5 million and recorded a net gain of $4.9 million due to elimination (defeasance) of debt.
In September 1993, Registrant purchased the construction loan on the 7800 Building in Manassas, VA and recorded a net gain of $145,000.

      In January, 1994 the holder of the note on the Country Club Associates property foreclosed and obtained possession of the property. On February 10, 1994, Registrant entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby Registrant paid $3,500,000, including a two year secured note for $1,000,000, for the release of Registrant's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes and unknown recourse claims. At that time Registrant recorded the disposition of the property. This transaction resulted in a pre-tax extraordinary gain of $6,398,000 in the first quarter of 1994.

      Registrant also recorded pre-tax extraordinary gain of $5,200,000 in December 1994 with respect to the disposition of the Fairfax, Virginia property.

      In 1992 Registrant tendered a deed to the holder of the loan on Allentown Apartments. In September 1993 the holder refused the deed offered by Registrant, had a receiver appointed and took possession of the property. In May 1995 the holder foreclosed on the property. In August 1995 the Circuit Court for Prince George's County, Maryland ratified the foreclosure sale. This transaction resulted in a pre-tax extraordinary gain of $2,678,000 after payment of $480,000 guaranteed by Registrant and related expenses.

Balance Sheet:
-------------

Land Held for Development and Notes Payable - Land and Development
------------------------------------------------------------------

      The decrease in these items reflects the write-off of the Country Club and Frying Pan properties (see "Provision for Loss on Real Estate" above) and the corresponding debt elimination.

Notes Payable - Mortgages
-------------------------

      Included in the total for Mortgages is a $4,177,134 Deed of Trust Note on Allentown Apartments at December 31, 1994. See "Extraordinary Item - Debt Elimination" above.

Liquidity and Capital Resources
-------------------------------

      Registrant believes that the eight transactions enumerated above have alleviated most of its earlier partnership problems.

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

      During the year ended December 31, 1994, Registrant generated cash flow from operating activities and investing activities of $7,575,000 and $1,953,000 respectively. The cash flow was used in financing activities for the repayment of notes payable, including $2,500,000 related to the disposition of the Country Club Associates property. Overall, cash flow from operating, investing and financing activities resulted in an increase of $4,538,000 in cash and cash equivalents during the year ended December 31, 1994.

      During the year ended December 31, 1995, Registrant generated cash flow from operating activities and investing activities of $7,214,000 and $548,000, respectively. The cash flow was used in financing activities for the repayment of mortgages and notes payable. Overall, cash flow from operating, investing and financing resulted in an increase of $3,721,000 in cash and cash equivalents during the year ended December 31, 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

            The financial statements are listed under Item 14 in this annual report and are included therein.

            No supplementary data are supplied because none are required.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------

            None.

                                PART III
                                --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          -----------------------------------------------

            The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

            The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year, except for the information contained under such definitive proxy statement under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
          ---------------------------------------------------

            The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                  [balance of page intentionally left blank]

                                    PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                            Page
                                                                            ----

A.   The following documents are filed as part of this report:

     1.   Financial Statements

          Bresler & Reiner, Inc. Consolidated Financial Statements:

              Report of Independent Public Accountants                        29

              Consolidated Balance Sheets                                  30-31

              Consolidated Statements of Income                               32

              Consolidated Statements of Changes in Shareholders' Equity      33

              Consolidated Statements of Cash Flows                        34-35

              Notes to Consolidated Financial Statements                      36

     2.   Financial Statement Schedules III and IV                            52

          Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

     3.   Exhibits                                                            60

B.   Reports on Form 8-K

     No report on Form 8-K was filed during the last quarter of the fiscal year 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the "Company"), as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

Washington, D.C.,
   March 15, 1996

                             BRESLER & REINER, INC.



                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994



                                     ASSETS

                                              1995          1994
                                          ------------  ------------
     RENTAL PROPERTY AND EQUIPMENT, net   $ 38,018,000  $ 40,337,000

     CONSTRUCTION IN PROCESS                10,198,000    12,817,000

     HOMES HELD FOR SALE                     3,650,000     2,154,000

     LAND HELD FOR DEVELOPMENT               4,903,000     4,886,000

     LAND HELD FOR SALE                        431,000       793,000

     RECEIVABLES:
       Mortgages and notes, affiliates       5,971,000     6,358,000
       Mortgages and notes, other            1,228,000     2,417,000
       Direct financing leases               1,022,000     3,007,000
       Other                                 1,838,000     3,457,000

     INVESTMENT IN AND ADVANCES TO
      JOINT VENTURES AND PARTNERSHIPS        4,233,000     5,615,000

     CASH AND CASH EQUIVALENTS              10,921,000     7,200,000

     CASH DEPOSITS HELD IN ESCROW           11,215,000     7,165,000

     INCOME TAXES RECEIVABLE                   991,000     2,733,000

     DEFERRED CHARGES AND OTHER ASSETS       6,776,000     4,462,000
                                          ------------  ------------
                                          $101,395,000  $103,401,000
                                          ============  ============




The accompanying notes are an integral part of these consolidated balance sheets.

                             BRESLER & REINER, INC.



                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1995           1994
                                          ------------   ------------
LIABILITIES:
 Notes payable-
  Mortgages                               $ 33,634,000   $ 40,045,000
  Land and development                         500,000      1,000,000
  Leasing equipment                             95,000      1,450,000
 Accounts payable, trade                     2,703,000      3,259,000
 Accrued expenses                              859,000        970,000
 Tenant deposits                               275,000        264,000
 Deferred income                             1,183,000        976,000
 Deferred income taxes payable               2,871,000      2,791,000
 Due to affiliates                           1,000,000              -
                                          ------------   ------------
   Total liabilities                        43,120,000     50,755,000

MINORITY INTEREST                              306,000        432,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $0.01 par value:
  4,000,000 shares authorized,
  2,839,603 shares issued, 2,792,653
  and 2,836,403 shares outstanding at           28,000         28,000
  December 31, 1995 and 1994,
  respectively
 Capital in excess of par                    7,565,000      7,565,000
 Retained earnings                          50,804,000     44,664,000
 Treasury stock                               (428,000)       (43,000)
                                          ------------   ------------
   Total shareholders' equity               57,969,000     52,214,000
                                          ------------   ------------
                                          $101,395,000   $103,401,000
                                          ============   ============



The accompanying notes are an integral part of these consolidated balance sheets.

                             BRESLER & REINER, INC.


                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                              1995          1994          1993
                                          -----------   -----------   ------------
REVENUES:
          Sales of homes and lots         $ 8,117,000   $10,567,000   $  7,633,000
          Other construction, net           1,340,000       970,000        561,000
          Rental income - apartments       13,803,000    15,167,000     15,047,000
           and commercial
          Hotel income                      5,534,000     5,492,000      1,799,000
          Management fees, affiliates         831,000       879,000        835,000
          Leasing fees, affiliates            725,000       776,000      1,008,000
          Interest-
            Affiliates                      1,112,000     1,213,000      1,143,000
            Other                             866,000       656,000      1,245,000
          Gain on sales of realty             281,000     1,439,000        317,000
           interests, net
          Gain on commercial paper                  -             -        711,000
          Equipment leasing and vending       512,000     1,562,000      1,315,000
          Income from equity investments      641,000       763,000              -
          Other                                62,000        79,000         69,000
                                          -----------   -----------   ------------
                                           33,824,000    39,563,000     31,683,000
                                          -----------   -----------   ------------

COSTS AND EXPENSES:
          Cost of home and lot sales        7,927,000     9,702,000      6,576,000
          Rental expense                    6,594,000     6,854,000      7,345,000
          Hotel expense                     5,004,000     5,333,000      1,584,000
          Land development expense            107,000       178,000        509,000
          General and administrative        2,082,000     2,617,000      2,673,000
          Interest expense                  3,267,000     3,700,000      3,439,000
          Loss from equity investments              -             -     12,532,000
          Equipment leasing and vending       448,000       815,000        858,000
          Provision for loss on real          200,000    16,834,000      9,898,000
           estate
          Other                               673,000             -              -
                                          -----------   -----------   ------------
                                           26,302,000    46,033,000     45,414,000
                                          -----------   -----------   ------------

NET INCOME (LOSS) BEFORE INCOME TAXES,
          EXTRAORDINARY ITEM AND
          MINORITY INTEREST                 7,522,000    (6,470,000)   (13,731,000)

PROVISION FOR INCOME TAXES (BENEFIT)        3,087,000    (2,336,000)    (5,305,000)
                                          -----------   -----------   ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
          ITEM AND MINORITY INTEREST        4,435,000    (4,134,000)    (8,426,000)


EXTRAORDINARY ITEM:
          Debt elimination (Net of
           income tax of $942,000 in
           1995, $4,075,000 in 1994,
           and $1,776,000 in 1993)          1,736,000     7,513,000      3,275,000


NET INCOME (LOSS) BEFORE MINORITY
          INTEREST                          6,171,000     3,379,000     (5,151,000)

MINORITY INTEREST                             (31,000)       25,000         18,000

NET INCOME (LOSS)                         $ 6,140,000   $ 3,404,000   $ (5,133,000)

EARNINGS PER COMMON SHARE BEFORE
          EXTRAORDINARY ITEM              $      1.57   $     (1.45)  $      (2.96)

EXTRAORDINARY ITEM                                .61          2.65           1.15

EARNINGS PER COMMON SHARE                 $      2.18   $      1.20   $      (1.81)

        The accompanying notes are an integral part of these statements.

                             BRESLER & REINER, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                   CAPITAL IN                                TOTAL
                                          COMMON   EXCESS OF     RETAINED     TREASURY   SHAREHOLDERS'
                                           STOCK      PAR        EARNINGS      STOCK         EQUITY
                                          -------  ----------  -----------   ---------   -------------
           BALANCE, December 31, 1992     $28,000  $7,565,000  $46,393,000   $ (40,000)    $53,946,000
           Net (loss)                           -           -   (5,133,000)          -      (5,133,000)
                                          -------  ----------  -----------   ---------   -------------
           BALANCE, December 31, 1993      28,000   7,565,000   41,260,000     (40,000)     48,813,000
                  Net income                    -           -    3,404,000           -       3,404,000
              Purchase of Treasury stock        -           -            -      (3,000)         (3,000)
                                          -------  ----------  -----------   ---------   -------------
           BALANCE, December 31, 1994      28,000   7,565,000   44,664,000     (43,000)     52,214,000
              Net income                        -           -    6,140,000           -       6,140,000
              Purchase of Treasury stock        -           -            -    (385,000)       (385,000)
                                          -------  ----------  -----------   ---------   -------------
           BALANCE, December 31, 1995     $28,000  $7,565,000  $50,804,000   $(428,000)    $57,969,000
                                          =======  ==========  ===========   =========   =============

       The accompanying notes are an integral part of these statements.

                             BRESLER & REINER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              1995          1994           1993
                                          -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before extraordinary
  item                                    $ 4,404,000   $ (4,109,000)  $(8,408,000)
 Extraordinary item, net of tax             1,736,000      7,513,000     3,275,000
                                          -----------   ------------   -----------
 Net income (loss)                          6,140,000      3,404,000    (5,133,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities-
    Extraordinary item - gain on debt      (2,678,000)   (11,588,000)   (5,051,000)
     forgiveness
    Depreciation and amortization           2,434,000      2,368,000     2,109,000
    Recognition of deferred income                  -              -      (325,000)
    Gain on commercial paper                        -              -      (711,000)
    Gain on sales of realty interests, net   (281,000)    (1,439,000)     (317,000)
    Investment in direct financing leases           -        (54,000)      (38,000)
    Direct financing lease payments         1,429,000      2,779,000     3,317,000
    Amortization of investment in direct     (141,000)      (329,000)     (572,000)
     financing leases
    Proceeds from sale of equipment under
     direct financing leases                  789,000      1,484,000         6,000
    (Gain) loss from equity investments      (641,000)      (763,000)   12,532,000
    Provision for loss on real estate         200,000     16,834,000     9,898,000
    Deferred income taxes                      80,000      1,960,000    (5,622,000)
    Other                                     (92,000)      (781,000)        4,000
    Changes in other assets and
     liabilities-
     (Increase) decrease in:
     Construction in process                2,619,000      3,322,000       376,000
     Homes held for sale                   (1,496,000)    (2,154,000)            -
     Land held for sale                       162,000       (793,000)            -
     Mortgages and notes receivable         1,857,000      3,290,000       823,000
     Income taxes receivable                1,742,000     (1,675,000)     (928,000)
     Other assets                          (4,361,000)    (4,866,000)    1,125,000
    All other liabilities                    (548,000)    (3,424,000)   (1,946,000)
                                          -----------   ------------   -----------
      Total adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities              1,074,000       4,171,00    14,680,000
                                          -----------   ------------   -----------
      Net cash provided by operating
       activities                           7,214,000      7,575,000     9,547,000

       The accompanying notes are an integral part of these statements.

                             BRESLER & REINER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)

                                              1995          1994           1993
                                          -----------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures             $ 1,485,000   $  1,337,000   $(2,911,000)
 Investment in commercial paper                     -              -     1,961,000
 Purchase of treasury stock                  (385,000)        (3,000)            -
 Other                                       (504,000)       619,000      (727,000)
                                          -----------   ------------   -----------
  Net cash provided by (used in)
   investing activities                       596,000      1,953,000    (1,677,000)
                                          -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable              (4,089,000)   (11,490,000)   (9,033,000)
   Proceeds from notes payable                      -      6,500,000             -
                                          -----------   ------------   -----------
    Net cash used in financing
     activities                            (4,089,000)    (4,990,000)   (9,033,000)
                                          -----------   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND         3,721,000      4,538,000    (1,163,000)
 CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of     7,200,000      2,662,000     3,825,000
 year                                     -----------   ------------   -----------

CASH AND CASH EQUIVALENTS, end of year    $10,921,000   $  7,200,000   $ 2,662,000
                                          ===========   ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for-
   Interest                               $ 3,293,186   $  3,675,000   $ 5,221,000
   Income taxes                             1,109,138        949,000     1,999,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
 ACTIVITIES:
   Escrowed cash deposits received            176,325        214,000       228,000
   Escrowed cash deposits refunded            151,980        193,000       280,000
   Transfer of construction in process
    to rental property and equipment                -              -        21,000
   Transfer of construction in process
    to advances to/from affiliates                  -              -        22,000
   Acquisition of rental property and
    mortgage note payable                           -              -    13,836,000

REAL ESTATE ASSETS TRANSFERRED IN
 SATISFACTION OF LIABILITIES:
   Land held for development                        -     33,908,000             -
   Land                                       171,000              -             -
   Building & equipment, net                  553,000              -             -
   Accounts receivable and other assets       128,000              -             -
   Mortgage payable                         4,177,000     42,851,000             -
   Accounts payable                                 -      2,535,000             -
   Accrued expenses                             8,000      2,610,000             -

The accompanying notes are an integral part of these statements.

                             BRESLER & REINER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995, 1994, AND 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bresler & Reiner, Inc., and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The Company's activities include residential land development and construction and rental property ownership and management primarily in Maryland, Virginia and the District of Columbia.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

The Company includes its share of the earnings or losses of unconsolidated joint ventures and partnerships under the equity method of accounting.

REVENUE RECOGNITION

The Company accounts for revenue from sales of homes and condominiums and sales of real property in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Rental, construction, and management service fees are generally recorded when earned. Leasing fees are recorded over the life of the lease.

RENTAL PROPERTY AND EQUIPMENT AND DEPRECIATION

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets.

CONSTRUCTION IN PROCESS AND LAND HELD FOR DEVELOPMENT

Construction in process and land held for development are stated at the lower of cost or net realizable value. When construction commences, costs are transferred to construction in process where they are accumulated by project. Other project costs included in construction in process include property taxes, materials, labor, and allocated overhead. These costs are charged to costs of homes sold on a pro rata basis as homes are sold, in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The Company generally finances its homebuilding operations from internal cash flow. The

Company reviews its accumulated costs to determine that costs in excess of net realizable value are charged to operations.

DIRECT FINANCING LEASES

The Company's leasing operations consist principally of the leasing of computer equipment, tractors and trailers, rental store fixtures, and manufacturing plant equipment. The Company accounts for these leases as direct financing leases in accordance with SFAS No. 13, "Accounting for Leases."

INCOME TAXES

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense and real estate taxes during development, and depreciation for tax and financial reporting purposes.

EARNINGS PER COMMON SHARE

Earnings per common share is based upon the weighted average number of shares outstanding during each year (2,823,866 shares in 1995, 2,836,481 shares in 1994, and 2,836,621 shares in 1993).

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CASH DEPOSITS HELD IN ESCROW

The Company treats the cash accounts of its management companies as restricted for the exclusive use of the properties under management.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") was issued in March, 1995. This statement addresses how entities should measure the impairment of long-lived assets. SFAS 121 is required to be implemented by the Company in 1996. The adoption of SFAS 121 is not expected to have a material effect on the Company's 1996 consolidated financial statements.

RECLASSIFICATIONS

Certain 1994 and 1993 amounts have been reclassified in order to conform to the 1995 presentation.

2.   RENTAL PROPERTY AND EQUIPMENT, NET:

                                              1995           1994
                                          ------------   ------------
         Land                             $  3,278,000   $  3,448,000
         Buildings and improvements         54,650,000     56,234,000
         Equipment                           3,268,000      3,002,000
                                          ------------   ------------
                                            61,196,000     62,684,000
         Less- Accumulated depreciation    (23,178,000)   (22,347,000)
                                          ------------   ------------
                                          $ 38,018,000   $ 40,337,000
                                          ============   ============

Buildings and improvements and equipment are depreciated over the useful lives of the related assets ranging from 5 to 40 and 3 to 12 years, respectively.

Substantially all rental property and equipment is pledged as collateral for financing.

3.   LAND HELD FOR SALE:

Land held for sale represents land intended to be sold on the open market. The land is recorded at the lower of cost or realizable value.

4.   HOMES HELD FOR SALE:

Homes held for sale represents homes that have been substantially completed for over one year and are held for sale on the open market. These homes are recorded at the lower of cost or realizable value.

5.   GAIN ON SALES OF REALTY INTERESTS, NET:

                                             1995          1994         1993
                                          -----------  -------------  ----------
         Sales price                      $ 98,000(a)  $  485,000(a)  $       -
         Cost of sales                     167,000        458,000             -
                                          --------     ----------     ---------
         (Loss) gain recognized,
          current year transactions        (69,000)        27,000             -
          Gain recognized from prior
           years' sales recorded using
           the installment method          350,000      1,412,000(b)    317,000
                                          --------     ----------     ---------
                                          $281,000     $1,439,000      $317,000
                                          ========     ==========     =========

(a) The Company sold one convenience store property in 1995 and three convenience store properties in 1994 which are accounted for using the full accrual method.

(b) During 1992, the Company sold a nursing home to an unaffiliated nursing home operator. The Company received a note, and therefore accounted for the gain on the transaction under the installment method of accounting and deferred profit to the extent of the note received. In 1994, the Company received the balance on the note and, therefore, the remaining deferred profit related to this transaction of $1,145,000 was recognized.

6.   OTHER CONSTRUCTION, NET:

                                               1995            1994             1993
                                           -----------      -----------      -----------
      Other construction revenues          $ 2,137,000      $ 1,920,000      $ 1,409,000
      Other construction costs                 797,000          950,000          848,000
                                           -----------      -----------      -----------
      Total                                $ 1,340,000      $   970,000      $   561,000
                                           ===========      ===========      ===========

7.   NOTES PAYABLE:




                                                                             MATURITIES
                                                                              FOR DEBT
                                                                             OUTSTANDING
                                              1995*         1994              AT 12/31/95
                                           -----------      -----------      ------------
      Mortgages payable,
       5.25% to 9.75% and
       prime plus .125%,
       (or 8.625% at
       December 31, 1995)
       collateralized by
       rental properties                   $33,634,000      $40,045,000        1997-2001
      Notes payable, 4%                        500,000        1,000,000        1996
      Notes payable, 9.85%
       to 11.5%,
       collateralized by
       equipment                                95,000        1,450,000        1996-1997

     * Interest rates relate to the 1995 balances.

In connection with the assignment of leasehold interests in certain properties, the Company received notes secured by the interests assigned. The proceeds of the notes received, as the result of the assignment of these interests, are used to pay the original underlying mortgages on these properties. These mortgages remain on the Company's books, as of December 31, 1995 and 1994, at balances of $7,713,000 and $8,671,000, respectively, and are included in mortgages payable above.

Of the mortgages and notes payable, $10,192,000 are recourse to the Company at December 31, 1995. In addition, the Company has recourse obligations totaling $1,196,000 related to guarantees given to creditors in certain of the Company's investments in joint ventures. See Note 10.

Annual principal payments are as follows.

                                                    NOTES        NOTES
                                       NOTES       PAYABLE,     PAYABLE,
                                      PAYABLE,     LAND AND     LEASING
                                     MORTGAGES    DEVELOPMENT  EQUIPMENT
                                    -----------   -----------  ---------
1996                                $ 1,782,000   $500,000     $59,000
1997                                  1,932,000          -      36,000
1998                                 12,757,000          -           -
1999                                  9,169,000          -           -
2000                                  1,582,000          -           -
2001 and thereafter                   6,412,000          -           -
                                    -----------   --------     -------
                                    $33,634,000   $500,000     $95,000
                                    ===========   ========     =======

 . Included in Mortgages on Rental Properties above is a renegotiated mortgage secured by an office building in Manassas, Virginia, which is substantially leased. At December 31, 1993, the note was in default and had a balance of $2,121,000. The mortgage was extended in 1994 for the principal balance at 9.75% interest due December 1, 1998. As of December 31, 1995, the outstanding balance was $2,077,000.

 . Included in Mortgages on Rental Properties as of December 31, 1994, was a
  $4,177,000 mortgage in default on a property for which the Company had not made required principal and interest payments since June 1992. The Company guaranteed the loan in an amount not to exceed $480,000. During 1992, the Company offered to tender a deed to the property in partial satisfaction of the debt, which was refused by the noteholder. The note was then acquired by a noteholder who purchased the note from the Resolution Trust Corporation.
  The new noteholder had a receiver appointed who took possession of the property on September 22, 1993. The Resolution Trust Corporation then brought suit against the Company under the mortgage and guarantee. In May 1995, the note holder foreclosed on the property, and in August 1995, the Court ratified the foreclosure sale. At the time of foreclosure, the outstanding mortgage balance was $4,177,000 and the related net book value of the property, which approximated management's estimate of fair value, plus the guarantee and related expenses was $1,499,000 resulting in an extraordinary gain of $2,678,000. The gain is presented as an extraordinary item net of tax in 1995.

 . Paradise Sudley North Limited Partnership, 99 percent owned by the Company, was in default on a loan with the former National Bank of Washington. the loan was secured by two of the four buildings owned by the partnership. The noteholder, the Federal Deposit Insurance Corporation ("FDIC"), had demanded payment in full of the outstanding principal balance of $8,121,000 plus all accrued and unpaid interest. Of this debt, 50 percent was guaranteed by the Company. The FDIC had refused to fund tenant improvements and other obligations under the loan and had refused to extend the loan pursuant to its original terms. In the opinion of management, the FDIC was obligated to fulfill the original terms of the National Bank of Washington loan. In June 1993, the company and the FDIC negotiated terms in which the Company paid approximately $5.0 million in full satisfaction of the debt resulting in a gain of $4.9 million due to the elimination of debt. The gain is presented as an extraordinary item net of tax in 1993.

 . Included in Notes Payable, Land, at December 31, 1993, was $25,399,000, which was settled on February 10, 1994. The Company entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby the Company paid $3,500,000, including a two-year secured note for $1,000,000, for the release of the Company's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes, and unknown recourse claims. Based on continuing negotiations to tender the asset in satisfaction of the debt, the Company recorded a provision for loss on real estate of $9,898,000 in 1993 to reduce the asset to its estimated fair value of $19,000,000 at December 31, 1993. In accordance with generally accepted accounting principles, the Company recorded an extraordinary gain of approximately $6,398,000 due to satisfaction of the debt in the first quarter of 1994. The gain is presented as an extraordinary item net of tax.

 . Included in Notes Payable, Land, at December 31, 1993, were nonrecourse mortgage notes totaling $18,452,000 that were secured by approximately 57 acres of land held for development. During 1994, the Company reevaluated its investment and concluded that the long term development plans for the property were no longer warranted given the continued softness in the commercial real estate market and the inability of the lenders to agree to continued debt modifications. As a result, the Company recorded a write down of $16.8 million representing the Company's estimate of the property value based on immediate liquidation. In December 1994, one of the lenders took a deed in lieu of foreclosure on a 17 acre tract and took possession of the property. The Company tendered the deed in lieu of foreclosure to the seller on the remaining 40 acres. As a result of this debt defeasance, the Company recognized an extraordinary gain of $5.2 million. The gain is presented as an extraordinary item net of tax in 1994.

8.   MORTGAGES AND NOTES RECEIVABLES, AFFILIATES:

                                       1995        1994
                                    ----------  ----------
              Mortgages and notes:
              Due 2001 (a)          $  473,000  $  545,000
              Due 2009               1,322,000   1,331,000
              Installment sales:
              Due 1999 (b)           1,883,000   1,948,000
              Due 2000 (c)           2,293,000   2,534,000
                                    ----------  ----------
                                    $5,971,000  $6,358,000
                                    ==========  ==========

(a) In payment of construction costs, the Company accepted a second mortgage note with an office building pledged as collateral. The note is due in monthly installments of principal and interest of $10,000, at 8.5 percent, from a limited partnership in which the Company is the general partner and has a 46 percent interest. Certain of the Company's officers and directors own 4.5 percent of the limited partnership. The note matures in 2001.

(b) Amounts due are net of deferred gains of $1,454,000 and $1,504,000 in 1995 and 1994, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 1999, with a final payment due 1999 of approximately $2,838,000, from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(c) Amounts due are net of deferred gain of $2,725,000 and $3,011,000 in 1995 and 1994, respectively. The amounts are due in monthly installments of $95,700, including interest at 10 percent, through 2000, with a final payment of approximately $1,031,000, from a limited partnership in which the Company is a sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 37 percent of the limited partnership.

9.   MORTGAGES AND NOTES RECEIVABLES, OTHER:

                                             1995        1994
                                          ----------  ----------
         Mortgages and notes:
          Home sales, 8% to 12.5%, due    $  433,000  $  639,000
           through 2020

         Sale of partnership interests,            -     562,000
          8% to 10%

         Condominium sales, 8% to 13%,
          net of deferred gain of            189,000     202,000
          $195,000 in 1995 and $208,000
          in 1994

         Notes receivable:
                  Other, 8% to 10%           567,000     975,000
                  Tenant improvement,
                   10%                        39,000      39,000
                                          ----------  ----------
                                          $1,228,000  $2,417,000
                                          ==========  ==========

Substantially all notes are collateralized by first trusts on houses, residential property or undeveloped land.

10.  INVESTMENT IN AND ADVANCES TO
     JOINT VENTURES AND PARTNERSHIPS:


The Company has general and limited partnership interests in entities that are developing or operating properties located in Northern Virginia, Washington, D.C., Baltimore, Maryland, and Orlando, Florida.

The Company held a 40 percent interest in the Colonnade Limited Partnership (the "Colonnade")which owned a mixed-use property including a 119 unit condominium, a 125-room hotel and restaurant and approximately 16,000 square feet of retail and office space. The Colonnade has been in various forms of default on the underlying mortgage, which culminated in a public trustee sale of the property on September 13, 1993, at which time the uptown Hotel Corporation ("Uptown") a wholly owned subsidiary of the Company purchased the hotel, commercial spaces, six condominium units and certain parking spaces. As a result of these activities the Company, in 1993, recorded a loss in their equity investment of $13,828,000, which is the result of writing down the Company's investment to fair value and recording the Colonnade's operating losses for 1993. The property which is now wholly owned, and the related results of operations are consolidated in the 1995 and 1994 financial statements.

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests.



                              COMPANY INTERESTS                                         AS OF DECEMBER 31, 1995
                              -----------------                                         -----------------------
                              GENERAL   LIMITED    CURRENT STATUS                                                    PARTNERSHIP
                              PARTNER   PARTNER    OF PARTNERSHIPS     ASSETS    RECOURSE DEBT  NONRECOURSE DEBT  EQUITY (DEFICIT)
                              --------  -------   -----------------  ---------   -------------  ----------------  ---------------
Entities Accounted for
Under the Equity Method:
Town Center East, L.P.              1%       45%  Owns and
                                                  operates an
                                                  office building
                                                  in Southwest
                                                  Washington, D.C.   $5,261,000  $         -          $2,118,000       $ 4,207,000

SEW Associates                      1%        -   Owns and
                                                  operates a
                                                  segment of a
                                                  Shopping Mall in
                                                  Southwest,
                                                  Washington, D.C.    5,379,000              -         5,018,000           151,000

Third Street S.W. Investors         1%        -   Owns and
                                                  operates 256 Apt
                                                  units in
                                                  Southwest
                                                  Washington, D.C.    1,548,000              -         4,658,000        (4,018,000)


Tech High Leasing                  50%        -   Leveraged
                                                  equipment leasing   3,572,000        458,000         1,433,000         1,662,000

Builders Leasing                   20%        -   Leveraged
                                                  equipment leasing   3,592,000      1,256,000         2,885,000          (760,000)

Pine Club II                        -        64%  Owns and
                                                  Operates 160
                                                  Apt. units in
                                                  Orlando, FLA.       6,276,000              -         5,424,000           420,000

11.  COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable for $1,196,000 of outstanding liabilities of nonconsolidated partnerships and joint ventures in which it has investments at December 31, 1995. The Company also pledged their interests in the General Services Administration's ("GSA")lease to the lender as security for Town Center East, L.P.'s mortgage and Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $8.7 million.

The Company was the holder of $2.5 million of short-term commercial paper of Washington Bancorporation ("WBC"), the holding company of the National Bank of Washington. The commercial paper represented an unsecured obligation of WBC.
In August 1990, WBC defaulted on its commercial paper and filed for protection under Chapter 11 of the Federal Bankruptcy Act. In 1990, the Company recorded a $1.25 million reserve for potential losses on the commercial paper and ceased accruing interest. In June 1993, the Company received $1,961,000 in settlement of its commercial paper claim. As a result, the Company recognized a $711,000 gain in the 1993 financial statements.

During 1990 and 1989, the Company purchased limited partnership interests in limited partnerships, which are operating low income housing units. The required capital contributions over the next 5 years are projected to aggregate $2,630,000. The amount of projected contributions are to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

At December 31, 1995, the Company had approximately $3,998,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

The Company and other related entities are defendants in a suit filed in October 1990 by certain present and former employees of the Environmental Protection Agency ("EPA"), which leases office space at the Waterside Mall Complex (a portion of which is owned by the Company). The complaint alleges claims of negligence, breach of contract, and other allegations relating to certain renovations performed at the Waterside Mall Complex. The complaint seeks $40,000,000 in damages. The claims of six plaintiffs were heard in a jury trial from October 25, 1993, to December 23, 1993, with verdicts for the plaintiffs totaling $948,000. The Company appealed the verdicts and, in 1995, received a judgment that reduced the total damages to $232,000. No punitive damages were awarded. The cases of the other plaintiffs remain to be tried. Management believes, based on consultations with outside counsel, that the claims are without merit and that the litigation should not have a material adverse effect on results of operations or the financial position of the Company.

The EPA occupies a significant amount of the space in the Company's portion of the Waterside Mall. The lease expired in September 1992 and in 1993, the Company negotiated a new lease with the GSA including new terms and conditions for lease of space to EPA. The lease was signed retroactively for the five-year period beginning September 1992. The catch-up payment was received in August 1993 and the Company recorded $2,078,000 as income representing its share of the payment.

The new GSA lease provided that the rent is to be reduced, if GSA elected, before December 31, 1994, to extend the lease for a further five years. In November 1994, GSA elected to extend the lease resulting in a reduction of the annual rent. The lease extension and resulting reduction in rent is accounted for prospectively over the remaining lease term. As a result of extending the lease, GSA has the option to cancel the lease on certain space effective any time during the second five years and on certain other space at any time after the eighth year.

12.  DIRECT FINANCING LEASES:

The Company engages in personal property leveraged equipment leasing. These leases involve computer equipment, tractors and trailers, rental store fixtures, and manufacturing plant equipment.

                                             1995        1994
                                          ----------  ----------
            Total minimum lease
             payments to be received      $  125,000  $1,690,000
            Unamortized initial direct
             costs                             3,000      57,000
            Estimated residual values
             of leased property (not
             guaranteed)                     906,000   1,476,000
                                          ----------  ----------
                                           1,034,000   3,223,000
            Less unearned income              12,000     216,000
                                          ----------  ----------
            Net investment in direct
             financing leases             $1,022,000  $3,007,000
                                          ==========  ==========

Future minimum lease payments to be received under the above noncancelable lease agreements as of December 31, 1995, are as follows:

                                           MINIMUM
                                        LEASE PAYMENTS
                                        --------------
                 1996                     $  83,000
                 1997                        42,000
                 1998                          -
                 1999                          -
                 2000                          -
                                           --------
                                           $125,000
                                           --------

13.  INCOME TAXES:

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes, as such, balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

The Company and its subsidiaries file a consolidated Federal income tax return. The provision (benefit) for income taxes includes the following components:

                                             1995         1994          1993
                                          ----------  -----------   -----------
     Provision for income taxes
          Current                         $3,007,000  $(4,296,000)  $   317,000
          Deferred tax (benefit)              80,000    1,960,000    (5,622,000)
                                          ----------  -----------   -----------
     Total provision for
       income taxes (benefit)              3,087,000   (2,336,000)   (5,305,000)
                                          ----------  -----------   -----------
     Extraordinary item -
       income tax effect                     942,000    4,075,000     1,776,000
                                          ----------  -----------   -----------
     Total income tax expense
       (benefit)                          $4,029,000  $ 1,739,000   $(3,529,000)
                                          ==========  ===========   ===========

A reconciliation between the amount of income tax computed by multiplying income before income taxes by the applicable statutory Federal income tax rate and the income tax provision (benefit) shown on the consolidated income statements follows:

                                          1995   1994    1993
                                          ----   ----    ----
     Statutory rate                       34.0%  34.0%   (34.0)%
     Alternative Minimum Tax                -      -      14.0
     Increase (decrease) resulting from:
        State taxes, net of Federal
         income tax benefit                3.8    3.8      4.0

     Low income housing tax benefits      (5.2)  (3.8)   (14.0)

     Other                                 8.4      -    (10.7)
                                         -----  -----   ------
                                          41.0%  34.0%   (40.7)%
                                         =====  =====   ======

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                                                       DEFERRED TAX LIABILITY
                             DEFERRED INCOME TAX     (ASSET) FOR THE YEAR ENDED
                             PROVISION (BENEFIT)          DECEMBER 31,
                             FOR THE YEAR ENDED    ----------------------------
                             DECEMBER 31, 1995         1995             1994
                             ------------------    ------------    ------------
 Basis in property             $(113,000)           $ 2,103,000     $ 2,216,000
 Investment in
   partnerships                   48,000              1,541,000       1,493,000
Installment sales               (359,000)               176,000         535,000
Leases                           (45,000)               885,000         930,000
Debt elimination                 529,000             (1,137,000)     (1,666,000)
Other                             20,000               (697,000)       (717,000)
                               ---------            -----------     -----------
   Total                       $  80,000            $ 2,871,000     $ 2,791,000
                               =========            ===========     ===========

14. OPERATING LEASES:

AS A LESSEE

At December 31, 1995, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency with aggregate annual rental payments of approximately $43,000 plus certain expenses. The lease expires in 2058.

At December 31, 1995, the Company was obligated under a land lease for 8 parcels, on which the Company owns commercial property. The lease expires in 2000 and contains three renewal options of five years. Pursuant to the terms of the lease, the aggregate annual rental is approximately $39,000, and the Company has the option to purchase the land parcels at any time during the initial lease term or renewal periods.

Rent expense for the years 1995, 1994, and 1993 was approximately $78,000, $93,000, and $107,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance and certain other operating expenses of the property, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 1995, are as follows:

                                     AMOUNT
                                    --------
    1996                            $ 77,000
    1997                              78,000
    1998                              79,000
    1999                              80,000
    2000                              50,000
    2001 and thereafter              154,800
                                    --------
       Total                        $518,800
                                    ========

AS A LESSOR

Substantially all noncancelable leases of residential property are for a term of one year or less. Minimum future rentals to be received for commercial property subject to noncancelable leases are as follows:

                                      AMOUNT
                                    -----------
   1996                             $10,025,000
   1997                               9,906,000
   1998                               9,708,000
   1999                               7,686,000
   2000                               7,323,000
   2001 and thereafter               19,010,000
                                    -----------
      Total                         $63,658,000
                                    ===========

15.  TRANSACTIONS WITH AFFILIATES:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:

                              1995        1994        1993
                          ----------  ----------  ----------
Revenues:
   Leasing fees           $  725,000  $  776,000  $1,008,000
   Management Fees           825,000     879,000     835,000
   Interest                1,112,000   1,213,000   1,143,000

Cost and expenses:
   Lumber and millwork        11,000      25,000      13,000
   Insurance                 677,000     740,000     789,000

See Notes 7, 8, 10, and 11 for additional information regarding related party transactions.

16.  PENSION PLAN:

The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan (the "Plan") covering substantially all full-time employees. The Plan provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation rates for the five years preceding retirement. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of mortgage notes receivable and cash equivalents.

The net periodic pension costs for 1995, 1994, and 1993 are computed as follows:

                                       1995        1994        1993
                                    ---------   ---------   ---------
     Services cost - benefits
       earned during the year       $ 300,000   $ 383,000   $ 338,000

     Interest cost on projected
       benefit obligation             409,000     442,000     392,000

     Return on Plan assets           (455,000)   (314,000)   (315,000)
     Amortization of
       unrecognized net obligation     57,000      57,000      57,000

     Asset gain recognized                  -    (211,000)   (153,000)
     Loss recognized on settlements         -       3,000           -
                                    ---------   ---------   ---------
     Net periodic pension cost      $ 311,000   $ 360,000   $ 319,000
                                    =========   =========   =========

The following table details the Plan's net pension asset at December 31, 1995 and 1994:

                                             1995          1994
                                          ----------   -----------
Actuarial Present Value of Benefit
 Obligation:
 Vested benefits                          $6,121,000   $ 5,756,000
 Nonvested benefits                           54,000        35,000
                                          ----------   -----------
  Accumulated benefit obligation           6,175,000     5,791,000
 Effect of projected future
  compensation increases                   1,032,000     1,663,000
                                          ----------   -----------
 Projected benefit obligation              7,207,000     7,454,000
 Plan assets at fair value                 7,970,000     7,497,000
                                          ----------   -----------
 Plan assets in excess of projected
  benefit obligation                         763,000        43,000
 Unrecognized net (gain) loss               (681,000)      293,000
 Unrecognized net obligation at date
  of adoption being recognized over
  22 years                                   794,000       851,000
                                          ----------   -----------
                    Net pension asset     $ (876,000)  $(1,187,000)
                                          ==========   ===========

The net periodic pension cost is treated as a reduction of the net pension asset in the accompanying consolidated financial statements.

Interest assumptions used were:
                                          1995   1994
                                          ----   ----
    Preretirement discount rate           6.00%  6.25%
    Postretirement discount rate          6.00   6.00
    Rate of increase in future
     compensation                         4.00   5.00
    Long-term rate of return on
     Plan assets                          7.00   7.05

17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

In December 1991, the Financial Standards Accounting Board issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument. SFAS No. 107 is generally effective for financial statements issued for fiscal years ending after December 15, 1992.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 . Cash and Cash Equivalents, and Cash Deposits Held In Escrow

  Cash balances represent demand and short-term deposits with depository institutions as well as short-term liquid investments. The carrying amount is a reasonable estimate of fair value.

 . Receivables

  The fair value of mortgage receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term loans, defined as those maturing or repricing in 90 days or less, the carrying amount is a reasonable estimate of fair value. Other receivables represent short-term receivables for which the carrying amount is a reasonable estimate of fair value.

 . Notes Payable

  Based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings, the fair value of the notes payable approximates their carrying value at December 31, 1995. Additionally, for short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 . Accounts Payable, Trade and Due to Affiliates

  The fair value of accounts payable, trade and due to affiliates is the carrying amount payable at the reporting date.

The estimated fair values of the Company's financial instruments are as follows:

                                         DECEMBER 31, 1995             DECEMBER 31, 1994
                                    ----------------------------  ----------------------------
                                        CARRYING                      CARRYING
                                         AMOUNT      FAIR VALUE        AMOUNT      FAIR VALUE
                                    ---------------  -----------  ---------------  -----------
Financial assets:
 Cash and cash equivalents              $10,921,000  $10,921,000      $ 7,200,000  $ 7,200,000
 Cash deposits held in escrow            11,215,000   11,215,000        7,165,000    7,165,000
 Receivables-
   Mortgages and notes, affiliates        5,971,000    7,522,000        6,358,000    7,970,000
   Mortgages and notes, others            1,228,000    1,246,000        2,417,000    2,289,000
   Other                                  1,838,000    1,838,000        3,457,000    3,457,000
Financial liabilities:
 Notes payable-
   Mortgages                             33,634,000   33,901,000       40,045,000   40,045,000
   Land and development                     500,000      498,000        1,000,000      922,000
    Accounts payable, trade               2,703,000    2,703,000        3,259,000    3,259,000

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. Management is concerned that reasonable comparability between companies may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                THREE MONTHS ENDED
                                          ---------------------------------------------------------------------
                                          MARCH 31, 1995  JUNE 30, 1995  SEPTEMBER 30, 1995   DECEMBER 31, 1995
                                          --------------  -------------  ------------------   -----------------
Revenues                                    $9,098,000      $ 7,855,000    $ 8,585,000          $ 8,286,000
Net income before income taxes,
 minority interest and
 extraordinary items                         2,007,000        2,650,000      1,308,000            1,557,000
Net income before
 extraordinary items                         1,296,000        1,693,000        855,000              591,000
Extraordinary item-
 Debt elimination, net of tax                      -                -        1,736,000                  -
Net income                                   1,296,000        1,693,000      2,591,000              591,000
Earnings per common share before
 extraordinary item                                .46              .59            .30                  .21
Earnings per common share                          .46              .59            .91                  .21

                                                                   THREE MONTHS ENDED
                                          ---------------------------------------------------------------------
                                          MARCH 31, 1994  JUNE 30, 1994  SEPTEMBER 30, 1994   DECEMBER 31, 1994
                                          --------------  -------------  ------------------   -----------------
Revenues                                      $7,350,000    $11,016,000         $ 9,913,000         $11,284,000
Net income (loss) before
 income taxes, minority
 interest and
 extraordinary items                           1,537,000      3,512,000          (1,558,000)         (9,961,000)
Net income (loss) before
 extraordinary items                           1,008,000      2,292,000          (1,013,000)         (6,396,000)
Extraordinary item-
 Debt elimination, net of tax                  4,148,000              -                   -           3,365,000

Net income (loss)                              5,156,000      2,292,000          (1,013,000)         (3,031,000)
Earnings per common share
 before extraordinary item                           .36            .80                (.35)              (2.26)

Earnings per common share                           1.82            .80                (.35)              (1.07)

                             BRESLER & REINER, INC.
                             ----------------------

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (dollars in thousands)

                                                 COLUMN C               COLUMN D                 COLUMN E
                                           --------------------  ----------------------  ---------------------------
                                                                  COST CAPITALIZATION        GROSS AMOUNT AT
                                             INITIAL COST TO         SUBSEQUENT TO           WHICH CARRIED AT
         COLUMN A              COLUMN B          COMPANY              ACQUISITION            CLOSE OF PERIOD
--------------------------   ------------  --------------------  ----------------------  ---------------------------
                                                     BUILDING                                      BUILDING
                                                       AND                     CARRYING              AND
     DESCRIPTION             ENCUMBRANCES   LAND   IMPROVEMENTS  IMPROVEMENTS    COST     LAND   IMPROVEMENTS  TOTAL
--------------------------   ------------  ------  ------------  ------------  --------  ------  ------------  -----
YEAR ENDED DECEMBER 31,
 1995:
Allentown
 Apartments
 (Apartments in
 Suitland, Maryland)                         $  -        $    -        $    -      $  -    $  -        $    -   $    -
Charlestown North
 (Apartments in
 Greenbelt,
 Maryland)                                      -         2,179           358         -       -         2,340    2,340
Commons (Apartments
 in Washington,
 D.C.)                                        277         1,047           429         -     387         1,388    1,775
Waterside Mall East
 (Shopping Center
 in Washington,
 D.C.)                                          -         6,631        13,131       111       -        15,533   15,533
Georgian Gardens
 (Apartments in
 Oxon Hill,
 Maryland)                                      -           289           397         -       -           668      668
Lakeview Manor
 Nursing Home
 (Lakewood, New
 Jersey)                                      100         4,026             -         -     101         4,026    4,127
Uptown (Hotel in
 Baltimore,
 Maryland)                                      -         7,368           125         -       -         5,980    5,980
Allentown Road
 Motel (Suitland,
 Maryland)                                    378         2,793           411         -     378         3,384    3,762
Egap (Convenience
 stores in Florida,
 Louisiana, and
 North Carolina)                               58         3,388             -         -     142         2,334    2,476
Nations Bank
 Building (Office
 Building in
 Manassas, Virginia)                           63           798            43         -      90           787      877
Paradise/Sudley
 North (4 office
 buildings in
 Manassas, Virginia)                        2,216        12,679         3,758         -   1,898        16,342   18,240
7800 Building
 (Office building
 in Manassas,
 Virginia)                                    317         1,636           399         -     283         1,917    2,200
                                           ------       -------       -------      ----  ------       -------  -------
                                           $3,409       $42,834       $19,051      $111  $3,279       $54,699  $57,978
                                           ======       =======       =======      ====  ======       =======  =======


                                         COLUMN F     COLUMN G     COLUMN H         COLUMN I
                                       ------------  ------------  --------    ----------------
                                                                                LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 ON LATEST
                                       ACCUMULATED     DATE OF       DATE      INCOME STATEMENT
     DESCRIPTION                       DEPRECIATION  CONSTRUCTION  ACQUIRED     IS COMPUTED
------------------------------         ------------  ------------  --------    ----------------
YEAR ENDED DECEMBER 31,
 1995:
Allentown
 Apartments
 (Apartments in
 Suitland, Maryland)                   $     -                        1971       5-40 years
Charlestown North
 (Apartments in
 Greenbelt,
 Maryland)                               1,601                        1971       5-40 years
Commons (Apartments
 in Washington,
 D.C.)                                     889                        1971       5-40 years
Waterside Mall East
 (Shopping Center
 in Washington,
 D.C.)                                   8,937          1975                     8-40 years
Georgian Gardens
 (Apartments in
 Oxon Hill,
 Maryland)                                 607                       Various     20 years
Lakeview Manor
 Nursing Home
 (Lakewood, New
 Jersey)                                 2,129                        1984       5-30 years
Uptown (Hotel in
 Baltimore,
 Maryland)                                 303                        1993 (a)
Allentown Road
 Motel (Suitland,
 Maryland)                               1,475                        1987       19 years
Egap (Convenience
 stores in Florida,
 Louisiana, and
 North Carolina)                         1,171                        1987       19 years
Nations Bank
 Building (Office
 Building in
 Manassas, Virginia)                       101          1991                     31-1/2 years
Paradise/Sudley
 North (4 office
 buildings in
 Manassas, Virginia)                     3,619          1987                     31-1/2 years
7800 Building
 (Office building
 in Manassas,
 Virginia)                                 464          1990                     15-31-1/2 years
                                       -------
                                       $21,296
                                       =======

(a)  Asset acquisition recorded December 31, 1993

                            BRESLER & REINER, INC.

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                            (dollars in thousands)


                                                 COLUMN C               COLUMN D                 COLUMN E
                                           --------------------  ----------------------  ---------------------------
                                                                  COST CAPITALIZATION        GROSS AMOUNT AT
                                             INITIAL COST TO         SUBSEQUENT TO           WHICH CARRIED AT
         COLUMN A              COLUMN B          COMPANY              ACQUISITION            CLOSE OF PERIOD
--------------------------   ------------  --------------------  ----------------------  ---------------------------
                                                     BUILDING                                      BUILDING
                                                       AND                     CARRYING              AND
     DESCRIPTION             ENCUMBRANCES   LAND   IMPROVEMENTS  IMPROVEMENTS    COST     LAND   IMPROVEMENTS  TOTAL
--------------------------   ------------  ------  ------------  ------------  --------  ------  ------------  -----
YEAR ENDED
 DECEMBER 31, 1994:
Allentown
 Apartments (Apartments in
 Suitland, Maryland)                       $  170       $ 1,180       $   295     $   -   $  170     $ 1,444    $ 1,614
Charlestown North
 (Apartments in
 Greenbelt, Maryland)                           -         2,179           322         -        -       2,304      2,304
Commons (Apartments
 in Washington, D.C.)                         277         1,047           393         -      388       1,352      1,740
Waterside Mall East
 (Shopping Center
 in Washington, D.C.)                           -         6,631        13,131       111        -      15,485     15,485
Georgian Gardens
 (Apartments in
 Oxon Hill, Maryland)                           -           289           397         -        -         668        668
Lakeview Manor
 Nursing Home
 (Lakewood, New Jersey)                       100         4,026             -         -      100       4,026      4,126
Uptown (Hotel in
 Baltimore, Maryland)                           -         7,368           125         -        -       6,020      6,020
Allentown Road Hotel
 (Suitland, Maryland)                         378         2,793           402         -      378       3,375      3,753
Egap (Convenience stores
 in Florida, Louisiana,
 and North Carolina)                           58         3,388             -         -      142       2,575      2,717
Nations Bank Building
 (Office Building in
 Manassas, Virginia)                          63           798            43         -       90         787        877
Paradise/Sudley North
 (4 office buildings in
 Manassas, Virginia)                       2,216        12,679         3,698         -    1,898      16,282     18,180
7800 Building (Office
 building in Manassas,
 Virginia)                                   317         1,636           399         -      283       1,909      2,192
                                          --------     --------     ---------     -----  -------   ---------   -------

                                          $3,579       $44,014       $19,205      $111   $3,449     $56,227    $59,676
                                          ========     ========     =========     =====  =======    =======    =======


                                         COLUMN F     COLUMN G     COLUMN H         COLUMN I
                                       ------------  ------------  --------    ----------------
                                                                                LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 ON LATEST
                                       ACCUMULATED     DATE OF       DATE      INCOME STATEMENT
     DESCRIPTION                       DEPRECIATION  CONSTRUCTION  ACQUIRED     IS COMPUTED
------------------------------         ------------  ------------  --------    ----------------
YEAR ENDED
  DECEMBER 31, 1994:
Allentown Apartments
 (Apartments in
 Suitland, Maryland)                    $   955                       1971       5-40 years
Charlestown North (Apartments
 in Greenbelt, Maryland)                  1,528                       1971       5-40 years
Commons (Apartments
 in Washington, D.C.)                       835                       1971       5-40 years
Waterside Mall East
 (Shopping Center
 in Washington, D.C.)                     8,655           1975                   8-40 years
Georgian Gardens
 (Apartments in Oxon
 Hill,  Maryland)                           572                      Various     20 years
Lakeview Manor Nursing
 Home (Lakewood, New Jersey               1,994                       1984       5-30 years
Uptown (Hotel in Baltimore,
 Maryland)                                  148                       1993 (a)
Allentown Road Motel
 (Suitland, Maryland)                     1,306                       1987       19 years
Egap (Convenience stores in
 Florida, Louisiana, and
 North Carolina)                          1,157                       1987       19 years
Nations Bank Building
 (Office Building in
 Manassas, Virginia)                         76           1991                   31-1/2years
Paradise/Sudley North (4
 office buildings in
 Manassas, Virginia)                      3,045           1987                   31-1/2years
7800 Building (Office
 building in Manassas,
 Virginia)                                  383           1990                   15-31-1/2 years
                                         -------
                                        $20,654
                                        =======

(a) Asset acquisition recorded December 31, 1993

                             BRESLER & REINER, INC.
                             ----------------------

                             NOTES TO SCHEDULE III

                             (dollars in thousands)

                                            1995     1994
                                          -------  -------
LAND AND BUILDING AND IMPROVEMENTS:
  Balance, January 1                      $59,676  $61,206
    Additions during period-
      Improvements                            241      605
                                          -------  -------
                                           59,917   61,811

    Deductions during period-
      Write-off of fully                        -       23
       depreciated assets
      Other                                 1,939    2,112
                                          -------  -------
  Balance, December 31                    $57,978  $59,676
                                          =======  =======

ACCUMULATED DEPRECIATION:
  Balance, January 1                      $20,654  $19,014
    Additions during period-
      Depreciation expense                  1,713    1,800
                                          -------  -------
                                           22,367   20,814

    Deductions during period-
      Write-off of fully                        -       23
       depreciated assets
      Other                                 1,071      137
                                          -------  -------
  Balance, December 31                    $21,296  $20,654
                                          =======  =======

                             BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

         COLUMN A              COLUMN B       COLUMN C        COLUMN D       COLUMN E      COLUMN F       COLUMN G       COLUMN H
---------------------------  -------------  ------------  -----------------  ---------  --------------  -------------  ------------

                                                                                                                         PRINCIPAL
                                                                                                                         AMOUNT OF
                                                                                                                           LOANS
                                                                                                                        SUBJECT TO
                                                                                                          CARRYING      DELINQUENT
                                              MATURITY    PERIODIC PAYMENT     PRIOR     FACE AMOUNT      AMOUNT OF    PRINCIPAL OR
        DESCRIPTION            INTEREST         DATE            TERMS          LIENS     OF MORTGAGES     MORTGAGES      INTEREST
---------------------------  -------------  ------------  -----------------  ---------  --------------  -------------  ------------

FOR THE YEAR ENDED
 DECEMBER 31, 1995:
  Related parties-
    Second mortgages:
      3rd Street Southwest
      Investors (S.W.
      Washington, D.C.)          9 1/2%          1999       $36,600/mo. (a)   None         $4,350,000     $1,883,000    None
      SEW Investors (S.W.
      Washington, D.C.)             10%          2000        95,700/mo. (b)   None          9,300,000      2,293,000    None
      Town Center East
      Investors (S.W.
      Washington, D.C.)          8 1/2%          2001         9,670/mo.       None          1,200,000        473,000    None
      3rd Street Southwest
      Investors (S.W.
      Washington, D.C.)          9 1/2%          2009        11,200/mo. (c)   None          1,333,000      1,322,000    None
                                                                                                          ----------
                                                                                                          $5,971,000
                                                                                                          ----------
  Other-
    First mortgages:
      Home loans (Montgomery
      County, Maryland)                      Various
      ($50,000 to $159,000)     9 1/2% to    through
      (3 units)                 13 1/2%       2013                                                        $  294,000    None
      Developed land loans
      (St. Mary's County,                    Various
      Maryland) ($20,000                     through
      to $50,000) (6 units)      14 1/2%      2013                                                           139,000    None
      Condominium loans
      (Oxon Hill, Maryland)
      ($10,000 to $20,000)
      (38 units)                8% to 13%     2004                                                           189,000    None
                                                                                                          ----------
                                                                                                             622,000
                                                                                                          ----------
                                                                                                          $6,593,000
                                                                                                          ==========

                             BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


         COLUMN A              COLUMN B       COLUMN C        COLUMN D       COLUMN E      COLUMN F       COLUMN G       COLUMN H
---------------------------  -------------  ------------  -----------------  ---------  --------------  -------------  ------------

                                                                                                                         PRINCIPAL
                                                                                                                         AMOUNT OF
                                                                                                                           LOANS
                                                                                                                        SUBJECT TO
                                                                                                          CARRYING      DELINQUENT
                                               MATURITY    PERIODIC PAYMENT     PRIOR     FACE AMOUNT      AMOUNT OF    PRINCIPAL OR
        DESCRIPTION            INTEREST          DATE            TERMS          LIENS     OF MORTGAGES     MORTGAGES      INTEREST
--------------------------  -------------   ------------  -----------------  ---------  --------------  -------------  ------------

FOR THE YEAR ENDED
 DECEMBER 31, 1994:
  Related parties-
    Second mortgages:
      3rd Street Southwest
      Investors (S.W.
      Washington, D.C.)           9 1/2%             1999     $36,600/mo. (a)     None         $4,350,000     $1,948,000  None
      SEW Investors (S.W.
      Washington, D.C.)           12%                1995      95,700/mo. (b)     None          9,300,000      2,534,000  None
      Town Center East
      Investors (S.W.
      Washington, D.C.)           8 1/2%             1996       9,670/mo.         None          1,200,000        545,000  None
      3rd Street Southwest
      Investors (S.W.
      Washington, D.C.)           9 1/2%             2009      11,200/mo.(c)      None         $1,333,000     $1,331,000  None
                                                                                                              ----------
                                                                                                              $6,358,000
                                                                                                              ==========
  Other-
    First mortgages:
      Home loans (Montgomery
      County, Maryland)
      ($50,000 to $159,000)
      (5 units)                   9 1/2% to 13 1/2%  Various through 2013                                     $  484.00   None
      Developed land loans
      (St. Mary's County,
      Maryland) ($20,000
      to $50,000) (7 units)       141/2%             Various through 2013                                      155,000    None
      Condominium loans
      (Oxon Hill, Maryland)
      ($10,000 to $20,000)
      (38 units)                  8% to 13%          2004                                                      202,000    None
      PNHG, Inc.
      (Philadelphia, PA)          9%                 2012                                                           --    None
                                                                                                            ----------
                                                                                                               841,000
                                                                                                            ----------
                                                                                                            $7,199,000
                                                                                                            ==========

                             BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


         COLUMN A              COLUMN B       COLUMN C        COLUMN D       COLUMN E      COLUMN F       COLUMN G       COLUMN H
---------------------------  -------------  ------------  -----------------  ---------  --------------  -------------  ------------

                                                                                                                         PRINCIPAL
                                                                                                                         AMOUNT OF
                                                                                                                           LOANS
                                                                                                                        SUBJECT TO
                                                                                                          CARRYING      DELINQUENT
                                              MATURITY    PERIODIC PAYMENT     PRIOR     FACE AMOUNT      AMOUNT OF    PRINCIPAL OR
        DESCRIPTION            INTEREST         DATE            TERMS          LIENS     OF MORTGAGES     MORTGAGES      INTEREST
---------------------------  -------------  ------------  -----------------  ---------  --------------  -------------  ------------

FOR THE YEAR ENDED
 DECEMBER 31, 1993:
  Related parties-
    Second mortgages:
      3rd Street Southwest
      Investors (S.W.
      Washington, D.C.)           9 1/2%          1994     $36,600/mo. (a)     None         $4,350,000     $2,008,000     None
      SEW Investors (S.W.
      Washington, D.C.)           12%             1995      95,700/mo. (b)     None          9,300,000      2,741,000     None
      Town Center East
      Investors (S.W.
      Washington, D.C.)           8 1/2%          1996       9,670/mo.         None          1,200,000        611,000     None
                                                                                                           ----------
                                                                                                           $5,360,000
                                                                                                           ----------

  Other-
    First mortgages:
      Home loans (Montgomery
      County, Maryland)
      ($50,000 to $159,000)
      (8 units)                   9 1/2% to 13 1/2 %    Various through 2013                               $  729,000     None
      Developed land loans
      (St. Mary's County,
      Maryland) ($20,000
      to $50,000) (11 units)      141/2%                Various through 2013                                  273,000     None
      Condominium loans
      (Oxon Hill, Maryland)
      ($10,000 to $20,000)
      (38 units)                  8% to 13%             2004                                                  214,000     None
      PNHG, Inc.
      (Philadelphia, PA)          9%                    2012                                                2,461,000     None
                                                                                                           ----------
                                                                                                            3,677,000
                                                                                                           ----------
                                                                                                           $9,037,000
                                                                                                           ==========

                            Bresler & Reiner, Inc.

                             Notes to Schedule IV


                                           1995          1994           1993
                                        -----------  ------------   -----------
Carrying value at January 1              $7,199,000   $ 9,038,000    $9,585,000
   Additions during period-
     New mortgage loans                      80,000     1,333,000       139,000
                                        -----------  ------------   -----------
                                          7,279,000    10,371,000     9,724,000
   Deductions during period-
     Collections of pricipal                686,000     3,172,000       687,000
                                        -----------  ------------   -----------
Carrying value at December 31            $6,593,000   $ 7,199,000    $9,037,000
                                        ===========  ============   ===========


(a) The terms of this agreement call for a final payment of $2,838,000 due in 1999.

(b) The terms of this agreement call for a final payment of $1,031,000 due in 2000.

(c) The terms of this agreement call for a final payment of $1,082,000 due in 2009.

                           S I G N A T U R E S
                           -------------------

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRESLER & REINER, INC.
                                          ----------------------
                                                (Registrant)

Date:  March 27, 1996                     /s/ Charles S. Bresler
                                          ------------------------------
                                          Charles S. Bresler, Chairman
                                          of the Board
                                          (Chief Executive Officer)

Date:  March 27, 1996                     /s/ William L. Oshinsky
                                          ------------------------------
                                          William L. Oshinsky, Treasurer
                                          (Chief Financial and Chief
                                          Accounting Officer)

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            The following persons constitute a majority of the Board of Directors of Registrant.

Date:  March 27, 1996                     /s/ Charles S. Bresler
                                          ------------------------------
                                          Charles S. Bresler, Director

Date:  March 27, 1996                     /s/ William L. Oshinsky
                                          ------------------------------
                                          William L. Oshinsky, Director

Date:  March 27, 1996                     /s/ Edwin Horowitz
                                          ------------------------------
                                          Edwin Horowitz, Director

Date:  March 27, 1996                     /s/ Burton J. Reiner
                                          ------------------------------
                                          Burton J. Reiner, Director

Date:  March 27, 1996                     /s/ Stanley S. DeRisio
                                          ------------------------------
                                          Stanley S. DeRisio, Director

      (c)   Exhibits.

            Index to Exhibits
            -----------------

Exhibit 3

                  (i)  Articles of Incorporation

            A. Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991.

            (Incorporated by reference to Exhibit 3A of Registrant's Quarterly Report on Form 10Q for the second quarter of 1991, dated August 14, 1991, filed with the Securities and Exchange Commission.)

                  (ii)  By-Laws

            B.    Revised By-laws of Registrant.

            (Incorporated by reference to Exhibit 3B of Registrant's Report on Form 10-K for 1994, dated March 31, 1995, filed with the Securities and Exchange Commission.)

Exhibit 10 - Material Contracts.

            C. (i) Amendment No. 1 to Agreement of December 2, 1974 among Trilon Plaza Company, Town Center East Investors and Registrant, dated April 14, 1982.

               (ii) Amendment dated March 10, 1983 to Agreement of December 2, 1974, among Trilon Plaza Company, Town Center East Investors and Registrant. (Exhibits C(i) and C(ii) are incorporated by reference to Exhibits 19A and B to Registrant's Report on Form 10-K for 1982, dated March 23, 1983, filed with the Securities and Exchange Commission).

            D. Partnership Agreement of Builders Leasing Company dated December 14, 1983 among the Registrant and Robert J. Schattner, Charles Bresler, Philip Friedman, Edwin Horowitz, Lloyd Needle and Burton J. Reiner.

            (Incorporated by reference to Exhibit 10D to Registrant's Report on Form 10-K for 1983, dated March 21, 1984, filed with the Securities and Exchange Commission).
            E. (i) Deed of Trust Note dated September 3, 1986 from Paradise Developers to Paradise Associates, Inc. (Manassas property)

            (Incorporated by reference to Exhibit 10E(i) to Registrant's Report on Form 10-K for 1986, dated March 24, 1987, filed with the Securities and Exchange Commission.)

                (ii) Deferred Purchase Money Deed of Trust dated September 3, 1986 from Paradise Developers to Paradise Associates, Inc.

            (Incorporated by reference to Exhibit 10E(ii) to Registrant's Report on Form 10-K for 1986 dated March 24, 1987, filed with the Securities and Exchange Commission.)

Exhibit 21        Subsidiaries of Registrant.                           62


Exhibit 27        Financial Data Schedule.                              63