Form 10-Q
period 1996-03-31
BRESLER & REINER INC
filed 1996-05-15
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT


For Quarter Ended March 31, 1996 Commission File No. 0-6201

                            BRESLER & REINER, INC.
       -----------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                        52-0903424
- -------------------------------                 ------------------------------
(State or other jurisdiction of                  (IRS Employer Identification)
 incorporation or organization)

401 M Street, S. W., Washington, D. C.                       20024
- ------------------------------------------------------------------------------
(Address of Principal Executive Office)                    (Zip Code)


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


Yes:    X        No:
     -------         ------

Number of Shares of Common Stock
Outstanding May 15, 1996:  2,792,653

                    BRESLER & REINER, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                     ------

                                      Mar.31, 1996   Dec 31,1995
                                      -------------  ------------
                                       (Unaudited)
Rental Property and Equipment, Net    $ 37,687,000   $ 38,018,000
Construction in Process                  9,887,000     10,198,000
Homes Held for Sale                      3,792,000      3,650,000
Land Held for Development                4,903,000      4,903,000
Land Held for Sale                         431,000        431,000
Receivables:
  Mortgages and Notes, Affiliates        5,857,000      5,971,000
  Mortgages and Notes, Other             1,208,000      1,228,000
  Direct Financing Leases                  633,000      1,022,000
  Other                                  1,834,000      1,838,000
Investment In and Advances To
 Joint Ventures and Partnerships         5,019,000      4,233,000
Cash and Cash Equivalents               10,886,000     10,921,000
Cash Deposits Held in Escrow            10,888,000     11,215,000
Income Taxes Receivable                    517,000        991,000
Deferred Charges and Other Assets        6,770,000      6,776,000
                                      ------------   ------------
                                      $100,312,000   $101,395,000
                                      ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Notes Payable:
     Mortgages Payable                 $ 33,202,000  $ 33,634,000
     Land and Development                     - 0 -       500,000
     Leasing Equipment                       69,000        95,000
    Accounts Payable                      1,711,000     2,703,000
    Accrued Expenses                        813,000       859,000
    Due to Affiliates                       432,000     1,000,000
    Deposits                                279,000       275,000
    Deferred Income                       1,183,000     1,183,000
    Deferred Income Taxes Payable         2,871,000     2,871,000
                                       ------------  ------------

          Total Liabilities              40,560,000    43,120,000

Minority Interest                           311,000       306,000

Shareholders' Equity                     59,441,000    57,969,000
                                       ------------  ------------

                                       $100,312,000  $101,395,000
                                       ============  ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                             1996         1995
                                          -----------  -----------
Revenues:
     Sales of Homes & Lots                 $1,775,000   $2,942,000
     Other Construction (Net)                 260,000      290,000
     Rentals-Apartments and Commercial      3,407,000    3,444,000
     Hotel Income                           1,238,000    1,194,000
     Management Fees, Affiliates              214,000      202,000
     Leasing Fees, Affiliates                 187,000      129,000
     Interest:
      Affiliates                              244,000      289,000
      Other                                   309,000      209,000
     Gain on Sale of Realty Interests         105,000       82,000
     Equipment Leasing & Vending               49,000       90,000
     Income From Equity Investments           211,000      221,000
     Other                                      9,000        6,000
                                           ----------   ----------
                                            8,008,000    9,098,000
                                           ----------   ----------

Costs and Expenses:
     Cost of Sales                          1,692,000    2,693,000
     Rentals - Apartments & Commercial      1,618,000    1,607,000
     Hotel Expense                          1,134,000    1,197,000
     Land Development Expense                  26,000        8,000
     General and Administrative               471,000      671,000
     Interest Expense                         752,000      842,000
     Equipment Leasing & Vending               40,000       73,000
                                           ----------   ----------
                                            5,733,000    7,091,000
                                           ----------   ----------

Net Income Before Income Taxes and
 Minority Interest                          2,275,000    2,007,000

Income Taxes                                  798,000      702,000

Minority Interest                               5,000        9,000
                                           ----------   ----------

Net Income                                 $1,472,000   $1,296,000
                                           ==========   ==========

Earnings Per Common Share                       $0.53        $0.46
                                           ==========   ==========

Weighted Average Number of Common
     Shares Outstanding                     2,792,653    2,836,403
                                           ==========   ==========


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                          1996           1995
                                                      -------------  -------------

Cash Flows from Operating Activities:
 Net Income                                           $  1,472,000   $  1,296,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided By Operating Activities:
   Depreciation & Amortization                             549,000        587,000
   Gain on Sale of Realty Interests                       (105,000)       (82,000)
   Direct Financing Lease Payments                         242,000        355,000
   Amortization of Investment in Direct
    Financing Leases                                        (2,000)       (35,000)
   Proceeds From Sale of Equipment Under
    Direct Financing Leases                                173,000          - 0 -
   (Income) From Equity Investments                       (211,000)      (221,000)
   Other                                                   (24,000)         - 0 -
   Changes in Other Assets & Liabilities:
    (Increase) Decrease In:
     Construction in Process                               311,000        286,000
     Homes Held for Sale                                  (142,000)         - 0 -
     Mortgages & Notes Receivable                          239,000        285,000
     Income Taxes Receivable                               474,000        424,000
     Other Assets                                          282,000      2,964,000
     Increase (Decrease) In Other Liabilities           (1,597,000)      (833,000)
                                                      ------------   ------------
       Total Adjustments                                   189,000      3,730,000
                                                      ------------   ------------
Net Cash Provided By Operating Activities:               1,661,000      5,026,000
                                                      ------------   ------------

Cash Flows From Investing Activities:
   Investment in Joint Ventures                            (575,000)     (549,000)
   Other                                                   (163,000)      (91,000)
                                                       ------------   -----------
Net Cash Used in Investing Activities:                     (738,000)     (640,000)
                                                      ------------   ------------

Cash Flows From Financing Activities:
 Repayment of Notes Payable                               (958,000)    (1,377,000)
                                                      ------------   ------------
Net Cash Used in Financing Activities                     (958,000)    (1,377,000)
                                                      ------------   ------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                     (35,000)     3,009,000

Cash and Cash Equivalents at Beginning of Year          10,921,000      7,200,000
                                                      ------------   ------------

Cash and Cash Equivalents at End of Period            $ 10,886,000   $ 10,209,000
                                                      ============   ============

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest (Net of Amount Capitalized)                $    783,000   $    860,000
  Income Taxes                                             324,000        277,000

Supplemental Disclosure of Non-Cash Activities:
  Escrowed Cash Deposits Received                           30,000         36,000
  Escrowed Cash Deposits Refunded                           26,000         50,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

GENERAL:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.


COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $1,292,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At March 31, 1996, the Company had approximately $2,181,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Results of Operations
- ---------------------

     Sales of Homes and Lots.  Included  are sales of 13 homes in the first
     ------------------------
three months of 1996 as compared with 19 homes in 1995. Continued slow economic growth, employment uncertainty and proposed Government reduction in the Washington, DC metropolitan area affected sales at Registrant's projects, and has resulted in increased inventory of homes as purchasers have terminated sales agreements.

     Registrant's backlog of homes under contract of sale as of March 31 was 24 in 1996 versus 21 in 1995. Registrant generally receives a deposit of $1,000 to $2,000 which may be forfeited if the buyer terminates the agreement.

     The 1996 lower margin on home sales results from a longer holding period before finished homes are sold.

     Hotel Income and Hotel Expense.  Included in Hotel Income for the three
     ------------     --------------
months ended March 31, 1996 is $822,000 of income relating to the Colonnade, a Baltimore, MD hotel, as compared with $733,000 for the same period in 1995. Hotel Expense in 1996 reflects $772,000 relating to the Colonnade as compared with $818,000 for the 1995 period.

     Interest, Other. The 1996 results reflect higher interest income on
     ----------------
invested funds as compared with interest income in the 1995 period. Registrant has greater cash balances reserved in interest bearing accounts and in U.S. Treasury instruments.

     Equipment Leasing & Vending.  The decline in revenues from 1995 to 1996
     ----------------------------
reflected the Registrant's decision to exit the equipment leasing business.

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

  During the three month period ended March 31, 1996, Registrant generated cash flow from operating activities of $1,661,000. Cash flow from operating activities was used in investing activities of $738,000 which consisted primarily of funding Registrant's investments in low income housing partnerships. Cash flow from operating activities was also used in financing activities for the repayment of mortgages and notes payable in the amount of $958,000. Overall, cash flow from operating, investing and financing activities resulted in a decrease of $35,000 in cash and cash equivalents during the three months ended March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K


    No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                              S I G N A T U R E S


          Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BRESLER & REINER, INC.
                                                       (Registrant)



Date: May 15, 1996                              /S/ Burton J. Reiner
     ---------------                            --------------------------------
                                                Burton J. Reiner, President


Date: May 15, 1996                              /S/ William Oshinsky
     ---------------                            --------------------------------
                                                William Oshinsky, Treasurer
                                                (Principal Financial Officer)