Form 10-Q
period 1996-06-30
BRESLER & REINER INC
filed 1996-08-13
CIK 14073

                       SECUITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 1996 Commission File No. 06201

                            BRESLER & REINER, INC.
- ----------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                               52-0903024
- --------------------------------         -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                    20024
- ----------------------------------------------------------------------------
(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number including area code:      (202) 488-8800
                                                  --------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.


Yes:  X       No:
    -----        -----

Number of Shares of Common Stock
Outstanding August 13, 1996:  2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS
                                    ------

                                         JUNE 30, 1996        DEC. 31, 1995
                                        ---------------      ---------------
Rental Property and Equipment, Net      $    37,275,000      $    38,018,000
Construction in Process                       9,108,000           10,198,000
Homes Held for Sale                           3,546,000            3,650,000
Land Held for Development                     4,903,000            4,903,000
Land Held for Sale                              431,000              431,000
Receivables:
     Mortgages and Notes, Affiliates          5,742,000            5,971,000
     Mortgages and Notes, Other               1,160,000            1,228,000
     Direct Financing Leases                    247,000            1,022,000
     Other                                    1,737,000            1,838,000
Investment In and Advances To
  Joint Ventures and Partnerships             5,005,000            4,233,000
Cash and Cash Equivalents                    12,940,000           10,921,000
Cash Deposits Held in Escrow                 12,213,000           11,215,000
Income Taxes Receivable                           -0-                991,000
Deferred Charges and Other Assets             6,394,000            6,776,000
                                        ---------------      ---------------
                                        $   100,701,000      $   101,395,000
                                        ===============      ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Notes Payable:
        Mortgages Payable               $    32,761,000      $    33,634,000
        Land and Development                      -0-                500,000
        Leasing Equipment                        59,000               95,000
     Accounts Payable                         1,191,000            2,703,000
     Accrued Expenses                           780,000              859,000
     Due to (from) Affiliates                 (308,000)            1,000,000
     Deposits                                   255,000              275,000
     Deferred Income                          1,299,000            1,183,000
     Income Taxes Payable                       167,000             -0-
     Deferred Income Taxes Payable            2,871,000            2,871,000
                                        ---------------      ---------------

        Total Liabilities                    39,075,000           43,120,000

Minority Interest                               272,000              306,000

Shareholders' Equity                         61,354,000           57,969,000
                                        ---------------      ---------------

                                        $   100,701,000      $   101,395,000
                                        ===============      ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                              1996                 1995
                                        ---------------      ---------------
Revenues:
     Sales of Homes                     $     4,046,000      $     3,768,000
     Other Construction (Net)                   396,000              667,000
     Rentals - Apartments                     1,220,000            1,233,000
     Rentals - Commercial                     5,667,000            5,844,000
     Hotel Income                             2,991,000            2,923,000
     Management Fees, Affiliates                422,000              411,000
     Leasing Fee, Affiliates                    374,000              351,000
     Interest:
       Affiliates                               482,000              574,000
       Other                                    636,000              408,000
     Gain on Sale Of Realty Interests           212,000              166,000
     Equipment Leasing & Vending                 65,000              148,000
     Income From Equity Investments             427,000              447,000
     Other                                       32,000               13,000
                                        ---------------      ---------------
                                             16,970,000           16,953,000
                                        ---------------      ---------------

Costs And Expenses:
     Cost of Home Sales                       3,750,000            3,445,000
     Rentals - Apartments                       883,000              917,000
     Rental - Commercial                      2,171,000            2,359,000
     Hotel Expenses                           2,380,000            2,562,000
     Land Development Expense                    51,000               16,000
     General And Administrative                 946,000            1,233,000
     Interest Expense                         1,490,000            1,670,000
     Equipment Leasing & Vending                 52,000               94,000
                                        ---------------      ---------------
                                             11,723,000           12,296,000
                                        ---------------      ---------------

Net Income Before Income Taxes
  And Minority Interest                       5,247,000            4,657,000

Income Taxes                                  1,836,000            1,643,000

Minority Interest                                26,000               25,000
                                        ---------------      ---------------

Net Income                              $     3,385,000      $     2,989,000
                                        ===============      ===============


Earnings Per Common Share               $    1.21            $     1.05
                                        ===============      ===============


Weighted Average Number of Common
        Shares Outstanding                 2,792,653            2,836,403
                                         ==============       ==============


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                              1996                 1995
                                        ---------------      ---------------
Revenues:
     Sales of Homes                     $     2,271,000      $       826,000
     Other Construction (Net)                   136,000              377,000
     Rentals - Apartments                       616,000              615,000
     Rentals - Commercial                     2,864,000            3,018,000
     Hotel Income                             1,753,000            1,729,000
     Management Fees, Affiliates                208,000              209,000
     Leasing Fee, Affiliates                    187,000              222,000
     Interest:
       Affiliates                               238,000              285,000
       Other                                    327,000              199,000
     Gain on Sale Of Realty Interests           107,000               84,000
     Equipment Leasing & Vending                 16,000               58,000
     Income From Equity Investments             216,000              226,000
     Other                                       23,000                7,000
                                        ---------------      ---------------
                                              8,962,000            7,855,000
                                        ---------------      ---------------

Costs And Expenses:
     Cost of Home Sales                       2,058,000              752,000
     Rentals - Apartments                       404,000              477,000
     Rentals - Commercial                     1,032,000            1,192,000
     Hotel Expenses                           1,246,000            1,365,000
     Land Development Expense                    25,000                8,000
     General And Administrative                 475,000              562,000
     Interest Expense                           738,000              828,000
     Equipment Leasing & Vending                 12,000               21,000
                                        ---------------      ---------------
                                              5,990,000            5,205,000
                                        ---------------      ---------------

Net Income Before Income Taxes
  And Minority Interest                       2,972,000            2,650,000

Income Taxes                                  1,038,000              941,000

Minority Interest                                21,000               16,000
                                        ---------------      ---------------

Net Income                              $     1,913,000      $     1,693,000
                                        ===============      ===============


Earnings Per Common Share               $    0.68            $     0.59
                                        ===============      ===============


Weighted Average Number of Common
        Shares Outstanding                 2,792,653            2,836,403
                                         ==============       ==============


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                        1996                 1995
                                                                   ---------------      ---------------
Cash Flows from Operating Activities:
  Net Income                                                        $    3,385,000       $    2,989,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                        1,058,000            1,171,000
      Gain on Sale of Realty Interest                                     (212,000)            (166,000)
      Direct Financing Lease Payments                                      630,000              700,000
      Amortization of Investment in Direct
        Financing Leases                                                    (4,000)             (70,000)
      Proceeds From Sale of Equipment Under
        Direct Financing Leases                                            173,000                 -0-
      (Income) Loss From Equity Investments                               (427,000)            (447,000)
      Other                                                                (24,000)                -0-
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                                      1,090,000             (213,000)
            Homes Held for Sale                                            104,000                 -0-
            Mortgages & Notes Receivable                                   509,000              488,000
            Income Taxes Receivable                                        991,000              795,000
            Other Assets                                                  (620,000)            (152,000)
            Increase (Decrease) In Other Liabilities                    (2,670,000)          (1,793,000)
                                                                   ---------------      ---------------
                 Total Adjustments                                         598,000              313,000
                                                                   ---------------      ---------------
Net Cash Provided By Operating Activities                                3,983,000            3,302,000
                                                                   ---------------      ---------------
Cash Flows From Investing Activities:
      Investment in Joint Ventures                                       (345,000)          (1,211,000)
      Other                                                              (210,000)            (222,000)
                                                                  ---------------      ---------------
Net Cash Provided By (Used In) Investing Activities                      (555,000)          (1,433,000)
                                                                  ---------------      ---------------
Cash Flows From Financing Activities:
      Repayment of Notes Payable                                       (1,409,000)          (2,266,000)
                                                                  ---------------      ---------------
Net Cash Used In Financing Activities                                  (1,409,000)          (2,266,000)
                                                                  ---------------      ---------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                      2,019,000             (397,000)

Cash and Cash Equivalents at Beginning of Year                         10,921,000            7,200,000
                                                                  ---------------      ---------------

Cash and Cash Equivalents at End of Period                         $   12,940,000       $    6,803,000
                                                                  ===============      ===============

Page Two
Consolidated Statements of Cash Flows

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)               $    1,511,000       $    1,672,000
    Income Taxes                                              679,000              825,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                            60,000               63,000
    Escrowed Cash Deposits Refunded                            80,000               77,000
    Transfer of Construction in Process to
       Rental Property and Equipment                                               178,000
    Transfer of Construction in Process to
       Advances To/From Affiliates                                                 135,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $1,126,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At June 30, 1996, the Company had approximately        $2,481,000 of
outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Results of Operations
- ---------------------

   Sales of Homes and Lots.  Included  are sales of 29 homes in the first six
  ------------------------
months of 1996 as compared with 25 homes in 1995. In the second quarter, sales of homes were 16 in 1996 and 6 in 1995. Profit margin per home was lower in the 1996 period, primarily because of greater sales allowances granted to purchasers.

   Registrant's backlog of homes under contract of sale as of June 30 was 16 in 1996 versus 27 in 1995. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

   Other Construction(Net): The 1996 decreased revenues result from the
  ------------------------
Government downsizing of employees at the Environmental Protection Agency (EPA), the major tenant in Registrant's Waterside Mall and Office Complex. This resulted in a decrease of construction for the Government in the EPA occupied facility.

   Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense includes
   ------------     --------------
the following related to the Colonnade Doubletree, a Baltimore, MD hotel, for the six months ended June 30:

                           1996         1995
                         ---------    ---------
     Income              1,978,000    1,815,000
     Expense             1,594,000    1,763,000
                         ---------    ---------
     Net Before Taxes      384,000       52,000


Improved results at the Colonnade are attributable to a higher average room rate and a decrease in expenses.

   Interest, Other. The 1996 results reflect higher interest income on invested
  ----------------
funds as compared with interest income in the 1995 period. Registrant has greater cash balances reserved in interest bearing accounts and in U.S. Treasury instruments.

   Equipment Leasing & Vending.  The decline in revenues from 1995 to 1996
  ----------------------------
reflected the Registrant's decision to exit the equipment leasing business.

   General and Administrative. The 1996 decrease in expenses reflects a
  ---------------------------
reduction of corporate staff. In addition, the 1995 expenses included pension contributions which are not required in 1996.

Liquidity and Capital Resources
- -------------------------------

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

  During the six month period ended June 30, 1996, Registrant generated cash flow from operating activities of $3,983,000. Cash flow from operating activities was used in investing activities of $555,000 which consisted primarily of funding Registrant's investments in low income housing partnerships. Cash flow from operating activities was also used in financing activities for the repayment of mortgages and notes payable in the amount of $1,409,000. Overall, cash flow from operating, investing and financing activities resulted in an increase of $2,019,000 in cash and cash equivalents during the six months ended June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b) Form 8-K was filed on May 8, 1996 reporting under Item 1, "Changes in Control of Registrant," the termination of a Shareholders Agreement among certain principal shareholders.

                         S  I  G  N  A  T  U  R  E  S


           Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRESLER & REINER, INC.
                                    (Registrant)



Date: August 13, 1996           /S/  Burton J. Reiner
                                -------------------------------
                                        Burton J. Reiner, President

Date: August 13, 1996           /S/  William Oshinsky
                                -------------------------------
                                        William Oshinsky, Treasurer
                                         (Principal Financial Officer)