Form 10-Q
period 1996-09-30
BRESLER & REINER INC
filed 1996-11-13
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 1996 Commission File No. 06201

                            BRESLER & REINER, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                           52-0903024
-----------------------------                 ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                         20024
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number including area code:         (202) 488-8800
                                                   ----------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.




Yes: __X__      No: _____

Number of Shares of Common Stock
Outstanding November  4, 1996:  2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                      ASSETS

                                         SEPT. 30, 1996        DEC. 31, 1995
                                        ---------------        --------------
Rental Property and Equipment, Net      $ 37,142,000           $ 38,018,000
Construction in Process                    8,279,000             10,198,000
Homes Held for Sale                        3,433,000              3,650,000
Land Held for Development                  4,909,000              4,903,000
Land Held for Sale                           438,000                431,000
Investments                                8,344,000              1,374,000
Receivables:
     Mortgages and Notes, Affiliates       5,623,000              5,971,000
     Mortgages and Notes, Other            1,141,000              1,228,000
     Direct Financing Leases                 183,000              1,022,000
     Other                                 1,685,000              1,838,000
Investment In and Advances To
  Joint Ventures and Partnerships          4,813,000              4,233,000
Cash and Cash Equivalents                  5,480,000              9,547,000
Cash Deposits Held in Escrow              14,679,000             11,215,000
Income Taxes Receivable                          -0-                991,000
Deferred Charges and Other Assets          6,670,000              6,776,000
                                        ------------           ------------
                                        $102,819,000           $101,395,000
                                        ============           ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes Payable:
        Mortgages Payable               $ 32,311,000           $ 33,634,000
        Land and Development                     -0-                500,000
        Leasing Equipment                     47,000                 95,000
     Accounts Payable                      1,689,000              2,703,000
     Accrued Expenses                        685,000                859,000
     Due to (from) Affiliates               (442,000)             1,000,000
     Deposits                                251,000                275,000
     Deferred Income                       1,303,000              1,183,000
     Income Taxes Payable                  1,040,000                    -0-
     Deferred Income Taxes Payable         2,871,000              2,871,000
                                        ------------           ------------

        Total Liabilities                 39,755,000             43,120,000

Minority Interest                            230,000                306,000

Shareholders' Equity                      62,834,000             57,969,000
                                        ------------           ------------

                                        $102,819,000           $101,395,000
                                        ============           ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                            1996                   1995
                                        -----------            -----------
Revenues:
     Sales of Homes                     $ 6,650,000            $ 6,177,000
     Other Construction (Net)               678,000                869,000
     Rentals - Apartments                 1,761,000              1,821,000
     Rentals - Commercial                 8,464,000              8,618,000
     Hotel Income                         4,591,000              4,377,000
     Management Fees, Affiliates            638,000                629,000
     Leasing Fee, Affiliates                561,000                538,000
     Interest:
       Affiliates                           742,000                854,000
       Other                                932,000                594,000
     Gain on Sale Of Realty Interests       323,000                183,000
     Equipment Leasing & Vending             91,000                223,000
     Income From Equity Investments         636,000                624,000
     Other                                   50,000                 31,000
                                        -----------            -----------
                                         26,117,000             25,538,000
                                        -----------            -----------

Costs And Expenses:
     Cost of Home Sales                   6,358,000              5,743,000
     Rentals - Apartments                 1,275,000              1,467,000
     Rentals - Commercial                 3,238,000              3,328,000
     Hotel Expenses                       3,630,000              3,805,000
     Land Development Expense                80,000                 80,000
     General And Administrative           1,381,000              1,874,000
     Interest Expense                     2,221,000              2,473,000
     Loss on Write Down of Receivables          -0-                673,000
     Equipment Leasing & Vending             68,000                130,000
                                        -----------            -----------
                                         18,251,000             19,573,000
                                        -----------            -----------

Net Income Before Income Taxes,
  Minority Interest And Debt
  Elimination                             7,866,000              5,965,000

Income Taxes                              2,957,000              2,107,000

Minority Interest                            44,000                 14,000
                                        -----------            -----------

Net Income Before Debt Elimination        4,865,000              3,844,000

Debt Elimination (Net of Income
  Taxes Of $1,010,000 in 1995)                  -0-              1,863,000
                                        -----------            -----------

Net Income                              $ 4,865,000            $ 5,707,000
                                        ===========            ===========

Earnings Per Common Share Before
  Debt Elimination                      $      1.74            $      1.35

Debt Elimination                               0.00                   0.66
                                        -----------            -----------

Earnings Per Common Share               $      1.74            $      2.01
                                        ===========            ===========

Weighted Average Number of Common
  Shares Outstanding                      2,792,653              2,833,587
                                        ===========            ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                            1996                   1995
                                        -----------            -----------
Revenues:
     Sales of Homes                     $ 2,604,000            $ 2,409,000
     Other Construction (Net)               282,000                202,000
     Rentals - Apartments                   541,000                588,000
     Rentals - Commercial                 2,797,000              2,774,000
     Hotel Income                         1,600,000              1,454,000
     Management Fees, Affiliates            216,000                218,000
     Leasing Fee, Affiliates                187,000                187,000
     Interest:
       Affiliates                           260,000                280,000
       Other                                296,000                186,000
     Gain on Sale Of Realty Interests       111,000                 17,000
     Equipment Leasing & Vending             26,000                 75,000
     Income From Equity Investments         209,000                177,000
     Other                                   18,000                 18,000
                                        -----------            -----------
                                          9,147,000              8,585,000
                                        -----------            -----------

Costs And Expenses:
     Cost of Home Sales                   2,608,000              2,298,000
     Rentals - Apartments                   392,000                530,000
     Rentals - Commercial                 1,067,000                989,000
     Hotel Expenses                       1,250,000              1,243,000
     Land Development Expense                29,000                 64,000
     General And Administrative             435,000                641,000
     Interest Expense                       731,000                803,000
     Loss on Write Down of Receivables          -0-                673,000
     Equipment Leasing & Vending             16,000                 36,000
                                        -----------            -----------
                                          6,528,000              7,277,000
                                        -----------            -----------

Net Income Before Income Taxes,
  Minority Interest And Debt
  Elimination                             2,619,000              1,308,000

Income Taxes                              1,121,000                464,000

Minority Interest                            18,000                (11,000)
                                        -----------            -----------

Net Income Before Debt Elimination        1,480,000                855,000

Debt Elimination (Net of Income Taxes
  Of $1,010,000 in 1995)                        -0-              1,863,000
                                        -----------            -----------

Net Income                              $ 1,480,000            $ 2,718,000
                                        ===========            ===========

Earnings Per Common Share Before
  Debt Elimination                      $      0.52            $      0.30

Debt Elimination                               0.00                   0.66
                                        -----------            -----------

Earnings Per Common Share               $      0.52            $      0.96
                                        ===========            ===========

Weighted Average Number of Common
        Shares Outstanding                2,792,653              2,828,047
                                        ===========            ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                  1996             1995
                                               -----------      -----------

Cash Flows from Operating Activities:
  Net Income Before Extar-Ordinary Item        $ 4,865,000      $ 3,844,000
  Extra-Ordinary Item, Net of Tax                      -0-        1,863,000
                                               -----------      -----------
  Net Income                                   $ 4,865,000      $ 5,707,000
  Adjustments to Reconcile Net Income To
    Net Cash Provided by Operating
    Activities:
      Extra-Ordinary Item - Gain on
         Debt Forgiveness                              -0-       (2,873,000)
      Depreciation & Amortization                1,637,000        1,742,000
      Gain on Sale of Realty Interest             (324,000)        (183,000)
      Direct Financing Lease Payments              646,000          999,000
      Amortization of Investment in Direct
        Financing Leases                            (6,000)        (103,000)
      Proceeds From Sale of Equipment Under
        Direct Financing Leases                    230,000          150,000
      (Income) Loss From Equity Investments       (636,000)        (624,000)
      Other                                        (31,000)          (3,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process              1,919,000          795,000
            Homes Held for Sale                    217,000              -0-
            Mortgages & Notes Receivable           759,000        1,168,000
            Income Taxes Receivable                991,000        2,331,000
            Other Assets                        (3,370,000)      (2,325,000)
            Increase (Decrease) In Other
             Liabilities                        (1,570,000)      (2,488,000)
                                               -----------      -----------
                 Total Adjustments                 462,000       (1,414,000)
                                               -----------      -----------
Net Cash Provided By Operating Activities        5,327,000        4,293,000
                                               -----------      -----------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                  56,000         (149,000)
      Investment in US Treasury Instruments     (6,970,000)      (2,293,000)
      Purchase of Treasury Stock                       -0-         (165,000)
      Other                                       (609,000)        (194,000)
                                               -----------      -----------
Net Cash Provided By (Used In) Investing
 Activities                                     (7,523,000)      (2,801,000)
                                               -----------      -----------


Cash Flows From Financing Activities:
      Repayment of Notes Payable                (1,871,000)      (3,124,000)
                                               -----------      -----------
Net Cash Used In Financing Activities           (1,871,000)      (3,124,000)
                                               -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              (4,067,000)      (1,632,000)

Cash and Cash Equivalents at Beginning
 of Year                                         9,547,000        7,200,000
                                               -----------      -----------

Cash and Cash Equivalents at End of
Period                                         $ 5,480,000      $ 5,568,000
                                               ===========      ===========

Page Two
Consolidated Statements of Cash Flows

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)                   $ 2,261,000        $ 2,504,000
    Income Taxes                                               950,000            975,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                            102,000            142,000
    Escrowed Cash Deposits Refunded                            126,000            116,000
    Transfer of Construction in Process to
       Advances To/From Affiliates                                                386,000
Real Estate Assets Transferred in Satisfaction
   of Liabilities
   Mortgage-Rental Property                                                     4,177,000
   Assets Tendered                                                                851,000
   Liabilities Extinguished                                                        27,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

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

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $502,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

     During 1990 and 1989, the Company purchased limited partnership interests in limited partnerships, which are operating low income housing units. The interest acquired range from 79% to 99%, and the required capital contributions are payable in annual installments over the ten years such tax credit is available. The amount of projected contributions are to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

     At September 30, 1996, the Company had approximately $2,427,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

   Sales of Homes and Lots.  Included  are sales of 48 homes in the first nine
   ------------------------
months of 1996 as compared with 42 homes and 2 lots in 1995. In the third quarter, sales of homes were 19 in 1996 and 17 in 1995. Profit margin per home was lower in the 1996 period, primarily because of greater sales allowances granted to purchasers.

   Registrant's backlog of homes under contract of sale as of September 30 was 25 in 1996 versus 25 in 1995. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

   Other Construction(Net). The 1996 decreased revenues for the nine months
   ------------------------
result from the Government downsizing of employees at the Environmental Protection Agency (EPA), the major tenant in Registrant's Waterside Mall and Office Complex. This resulted in a decrease of construction for the Government in the EPA occupied facility.

   Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense includes
   ------------     --------------
the following related to the Colonnade Doubletree, a Baltimore, MD hotel, for the nine months ended September 30:

                           1996       1995
                         ---------  ---------
     Income              3,159,000  2,726,000
     Expense             2,441,000  2,559,000
                         ---------  ---------
     Net Before Taxes      718,000    167,000

Improved results at the Colonnade are attributable to an increased average room rate together with a decrease in expenses.

   Interest, Other. The 1996 results reflect higher interest income on invested
   ----------------
funds as compared with interest income in the 1995 period. Registrant has greater cash balances reserved in interest bearing accounts and in US Treasury instruments.

   Equipment Leasing & Vending.  The decline in revenues from 1995 to 1996
   ----------------------------
reflected the Registrant's decision to exit the equipment leasing business.

   Loss on Write Down of Receivables. The 1995 write down of receivables
   ----------------------------------
reflects the reduction of funds due from a state Department of Public Welfare with respect to a nursing home previously owned by Registrant.

   Debt Elimination.  The debt elimination reflects the foreclosure sale and
   -----------------
subsequent ratification of the loan on the Allentown Apartment project during the third quarter of 1995. The foreclosure occurred after Registrant tendered a deed to the note holder, who refused the deed, had a receiver appointed and then took possession of the property.

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

   During the nine month period ended September 30, 1996, Registrant generated cash flow of $5,327,000 from operating activities. Cash flow from operating activities and from cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury
instruments.   Cash flow from operating activities was also used for the
repayment of mortgages and notes payable in the amount of $1,871,000. Overall, cash flow from operating, investing and financing activities resulted in a decrease of $4,067,000 in cash and cash equivalents during the nine months ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K


   No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                S  I  G  N  A  T  U  R  E  S


                Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BRESLER & REINER, INC.
                                       (Registrant)



Date: November 13, 1996            /s/ Burton J. Reiner
      -----------------            ---------------------------------
                                       Burton J. Reiner, President


Date: November 13, 1996            /s/ William Oshinsky
      -----------------            ---------------------------------
                                       William Oshinsky, Treasurer
                                       (Principal Financial Officer)