Form 10-K405
period 1996-12-31
BRESLER & REINER INC
filed 1997-03-28
CIK 14073

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20001

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1996
                           -------------------------------------------------
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ____________________
Commission File Number   0-6201
                       ---------------------------

                            BRESLER & REINER, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                               52-0903424
----------------------------                         ----------------------
(State or other Jurisdiction of           (IRS Employer Identification number)
incorporation or organization)

     401 M Street, S.W.
     Waterside Mall
     Washington, D.C.                                        20024
----------------------------------------           -----------------------
 (Address of principal executive Office)                (Zip Code)
Registrant's telephone number including area code:  (202) 488-8800
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 11, 1997 was 2,792,653 shares, and the aggregate market value of the shares held by non-affiliates (based upon $12.375 per share, the average of the high bid and low asked prices reported by The National Quotation Bureau) was approximately $7,095,033.

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

          The Exhibit Index is found on page 62.

                                   PART I
                                   ------

Item 1.  Business
         --------

          Registrant has two principal activities, Residential Land Development and Construction and Rental Property Ownership and Management, primarily in Maryland, Virginia and the District of Columbia.

Residential Land Development and Construction
---------------------------------------------

          Registrant owns several partially developed residential tracts of land within the greater Washington, D.C. area. On these tracts, it develops residential lots for sale and to construct and develop single family homes and townhouses as part of residential subdivisions. Registrant may decide to sell certain of its land if it determines that it is in the best interest of Registrant to do so.

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

      A.  Registrant's Homebuilding Projects
          ----------------------------------

          1.  Skyline Hill's, Prince George's County, Maryland.
              ------------------------------------------------
Clearing, grading, sewers and construction of model homes have been completed for this 179 single family homes and 43 townhomes project. During 1996 three single family homes and 16 townhomes were sold and settled. As of February 28, 1997, one single family home and three townhomes were under contract of sale.


          2.  Terraco Acres, Prince George's County, Maryland.
              -----------------------------------------------
This 134 single family home development has been completed. The last three homes were sold in 1996.

          3.  St. Mary's County, Maryland.  This project originally consisted of
              ---------------------------
64 subdivided lots, which range in size from .87 acres to 6.36 acres and 31 farmsteads, of 15 to 30 acres each, totalling 949 acres. As of February 28, 1997, 11 farmsteads totalling 254 acres remain to be sold.

          4.  Oak Hill Towns, Prince George's County, Maryland.
              ------------------------------------------------
The final development plan for 83 townhouses on this 11.1 acre tract has been approved and recorded. Clearing, grading and installation of sewers and construction of model homes have been completed. During 1996, 18 townhomes were sold and settled. As of February 28, 1997, six homes are under contract of sale.

          5.  Yorkshire Knolls, Prince George's County, Maryland.  The final
              --------------------------------------------------
development plan for 252 townhouses on this 31.5 acre tract has been approved and recorded. Clearing and grading has been completed and four model homes have been completed. During 1996, 22 homes were sold and settled. As of February 28, 1997, 11 homes are under contract of sale.

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

    B.  Joint Ventures with Sequoia Building Corporation of Virginia
        ------------------------------------------------------------
("Sequoia") at Manassas, Virginia.
---------------------------------

          Starting in 1984, Registrant entered into a series of joint ventures and partnerships with Sequoia in Manassas, Prince William County, Virginia. In 1984, Registrant and Sequoia organized a limited partnership known as Paradise Developers ("Paradise") to develop a 418 acre tract of land in Manassas, Virginia (the "Tract"). The Tract yielded approximately 243 acres of residential land and 100 acres of commercial land after streets, recreation facilities, parks and schools.

          Registrant's subsidiary is the sole general partner and managing general partner, owning a 50% partnership interest. Sequoia is a limited partner owning a 50% partnership interest.

          Registrant originally owned the Tract and Paradise purchased the Tract in two stages from Registrant in December, 1985 and September, 1986. The consideration for this purchase was a subordinated non-recourse mortgage and note ("purchase money mortgage") in the original principal amount of $11,525,616. As of December 31, 1996, the balance due Registrant on the purchase money mortgage was $1,898,808. In addition, Registrant was due $1,188,895 in unpaid interest, which will be recognized in income when received.

          All of the residential land and 51 acres of the commercial land was sold prior to 1993. Paradise developed 18 acres of land into three commercial projects; the 7800 Building, a bank building and Paradise Sudley North Office Park. 31 acres of commercial land remain to be sold or developed.

          1.  7800 Building.  Paradise constructed a 15,460 square foot office
              -------------
building known as the 7800 Building on 1.52 acres of the Tract.

              Paradise deeded the property to Registrant's subsidiary in December, 1991. The building is 89% leased.

          2.  Bank Building.  This building of 3,478 rentable square feet on
              -------------
two-thirds of an acre is fully occupied by a branch of Nations Bank.

          3.  Paradise Sudley North Office Buildings.  In March, 1987,
              --------------------------------------
Registrant, through a subsidiary, and various officers and employees of Sequoia, formed Paradise Sudley North Limited Partnership ("Sudley") to develop a 16.35 acre parcel of the Tract. In December, 1991, these officers assigned their interests in Sudley to Registrant in return for a release from bank debt and guarantees. Registrant's subsidiary is the sole general partner of the Partnership, owning a 55% partnership interest, and Registrant also owns a 43.75% limited partnership interest. A former employee of Sequoia owns the remaining 1.25% interest.

          Sudley has developed on this site four office buildings, which contain approximately 187,000 square feet of space, known as Buildings A, B, C and D.

          Building A, 22,608 square feet, is 63% leased. Registrant has entered into two leases for 4,369 square feet which will increase occupancy to 83% by April, 1997.

                   Building B, 62,420 square feet, is 47% leased.

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

           Apartments.  Registrant owns and operates two apartment complexes,
           ----------
with a total of 294 units in Greenbelt, Maryland, and in the southwest Washington, DC urban renewal area. (See "Southwest Washington, DC Urban Renewal Area", below). Registrant constructed these apartment buildings.

          As of December 31, 1996, approximately 95% of Registrant's apartment units were rented. In renting apartment units Registrant employs rental agents and uses model apartments, advertising in local newspapers and displays on the site. Each building or complex has a project manager employed by Registrant who supervises rentals and general operations.

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

          Southwest Washington, D.C. Urban Renewal Area.  Since 1964, Registrant
          ---------------------------------------------
has been the redeveloper of a portion of the Southwest Washington, D.C. Urban Renewal Area (the "Area"), located immediately south of the "mall" which extends from the United States Capitol Building to the Washington Monument. Registrant has performed each of its principal business activities, as well as building construction for others, in this Area.

          High Rise Office Buildings.  Located in the Area are two matching 14
          --------------------------
story office buildings, which are leased and managed by Registrant. One building is owned by Trilon Plaza Company ("Trilon") an affiliate; the other building is owned by Town Center East Investors ("TCELP"), a limited partnership in which Registrant holds a 46% interest, and serves as the general partner.

          Trilon is a limited partnership, in which a substantial majority interest is owned by Messrs. Bresler and Reiner, whose wholly owned corporation is the general partner (other officers of Registrant hold minor interests) and the balance is owned by non-affiliates. Trilon's principal assets are its leasehold interests in the Area and the projects developed thereon.

          GSA Lease.  The United States General Services Administration ("GSA")
          ---------
leases the two high rise buildings, as well as the second and third floors of the adjacent shopping-office center and a portion of another smaller structure (see "Shopping Center") at an annual rental of approximately $19.5 million for approximately 905,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). Approximately 282,000 square feet of the portion of the shopping center owned by Registrant is included in the lease at an annual rental of approximately $5.6 million, as is 56,000 square feet owned by S.E.W. Investors, another affiliate, and 172,000 square feet owned by TCELP, in which Registrant has a 46% interest. Registrant acts as managing and leasing agent for Trilon, TCELP and S.E.W. Investors for their portions of the leased space. All four owners, including Registrant, are jointly and severally liable as landlord to GSA under the Lease. See "Management of Rental Properties".

          The GSA Lease was renewed in June, 1993 for a five year term, which commenced as of September, 1992.

          In November, 1994, GSA elected to extend the lease for a further five years to September, 2002. As required by the lease, the annual rental was reduced, retroactive to the September, 1992 commencement date, from $21.8 million to $19.5 million. GSA has the option to cancel the lease on certain space during the second five years and on certain other space at any time after the eighth year.

          Shopping-Office Center.  An enclosed shopping-office center is located
          ----------------------
between the two high rise buildings containing approximately 750,000 square feet of space. The center includes approximately 1,100 parking spaces located in an underground parking garage and adjacent parking areas.

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

          Southeast Section.  On October 10, 1980, Registrant assigned its
          -----------------
leasehold interest in a portion ("Southeast Section") of the shopping-office center to S.E.W. Investors. The Southeast Section contains approximately 105,000 square feet of rentable space in the three story and basement building, of which approximately 49,000 square feet were completed prior to 1981. Tenant occupancy commenced in February, 1982, including 56,000 square feet leased to the GSA. S.E.W. Investors was organized by Registrant to acquire the Southeast Section. Registrant is the sole general partner, with a 1% interest. Of the limited partnership interests, 62% is held by non-affiliates and the remaining 37% is held by certain directors and officers of Registrant, including Charles
S. Bresler, its Chairman of the Board and principal shareholder, and Burton J. Reiner, its President, director and principal shareholder. Registrant manages this building. See "Management of Rental Properties".

          Town Center East Apartment Buildings.  On August 1, 1979, Registrant
          ------------------------------------
assigned its leasehold interest in two high rise apartment buildings in the redevelopment area, with 256 units, known as Town Center East Apartments, to Third Street Southwest Investors, a limited partnership. Registrant is the sole general partner in this limited partnership, with a 1% interest, and acts as management agent for the project. In this partnership, 90% of the limited partnership interests are held by unaffiliated persons, and the remaining 9% of the limited partnership interests are held by certain directors and officers of Registrant, including Charles S. Bresler, Chairman and Chief Executive Officer of Registrant and Burton J. Reiner, its President. Registrant manages these buildings. See "Management of Rental Properties".

          Low Income Housing.  Registrant has interests in the following limited
          ------------------
partnerships which are operating low-income housing units:

          1.  Multi-State Projects.  On November 15, 1988, Registrant purchased
              --------------------
99% limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 1996, the projects were 95% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests is approximately $5,168,000 in the aggregate, of which $4,058,719 has been paid as of March 19, 1997. It is payable in annual installments over the ten years such tax credit is available, commencing in March 1990, and is to be adjusted annually based on the annual tax benefits generated.

          2.  Windsor, Connecticut Project.  On April 27, 1989, Registrant
              ----------------------------
purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former school house into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and is eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits are available, is approximately $1,130,000 of which $664,000 was paid as of December 31, 1996. The purchase price is to be adjusted based on the tax benefits generated annually. The project is 90% occupied.

          3.  Orlando, Florida Project.  On July 17, 1989, Registrant purchased
              ------------------------
a 90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. The purchase price, other than the first installment, is to be adjusted based on the tax benefits generated annually, which may result in additional payments in the future. Ninety-three percent of the apartments were occupied as of December 31, 1996.

          4.  St. Mary's County, Maryland Project.  On November 22, 1989,
              -----------------------------------
Registrant purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years after occupancy. Ninety percent of the apartments were occupied as of December 31, 1996.

          Competition.  In each of the areas where Registrant's rental
          -----------
properties are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its properties in the District of Columbia are subject to rent control regulation.

          Management of Rental Properties.  Registrant, through a subsidiary,
          -------------------------------
has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interests as follows:

                                                             Contract
       Property Managed            Compensation(1)          Expiration
       ----------------            ---------------          ----------

414 apartment units,
    20 townhouses (5)                   5%           December, 2000 (2) (3)
390,000 square feet of office
    space(5)                            3% (9)       December, 1997 (4)
185,000 square feet of office
    space(6)                            3% (9)       December, 1997  (4)
256 apartment units (7)                 5%           September, 1999 (2) (3)
105,000 square feet of
    shopping-office
    center (8)                          3% (9)       December, 1997  (4)

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

    (6) The project is described in "Southwest Washington, D.C. Urban Renewal Area" and is managed for TCELP, a partnership in which Registrant has a 46% interest and is the general partner.

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

                         ------------------------------

          Operation of Holiday Inn.  Registrant owns and operates a 151 room
          -------------------------
Holiday Inn motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

          Occupancy averaged 51% in 1996.

          In March, 1997 Registrant agreed with Holiday Inns to convert the facility to a Holiday Inn Express. The conversion requires substantial renovation of the existing facility, and will be effective when the renovations are completed. Renovation is ongoing, and completion is scheduled for approximately July, 1997.

          Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The new Holiday Inn Express license agreement will expire in March, 2007.

          There are three other motels in the immediate vicinity of Registrant's motel in suburban Washington, D.C. The motel business in Washington, D.C. area is highly competitive.

          The Colonnade, Baltimore, Maryland.  The Colonnade is a multi-purpose
          ----------------------------------
condominium apartment, hotel, office and retail building adjacent to the Johns Hopkins University in Baltimore, Maryland. The building consists of 119 condominium apartments owned by others on the fourth through twelfth floors; 125 hotel rooms operated by Registrant as a Doubletree Hotel on the first three floors, 252 condominium parking spaces (of which the

Registrant's affiliate owns 21), a restaurant, a small amount of retail and office space and a parking garage.

          Hotel occupancy averaged 69% in 1996.

          On July 12, 1993, Uptown Hotel Corporation ("Uptown"), a wholly owned subsidiary of Registrant, purchased the secured mortgage on the Colonnade from the lender for its then outstanding balance of $15,336,290.86. To finance the purchase, Uptown borrowed $13,836,291 from the lender, due in September 1995 (with the right to extend to 1998 under certain conditions), secured by an assignment of the Colonnade mortgage and a guaranty by Registrant. To secure its guarantee, Registrant in May 1992 granted lender a mortgage on the apartment property known as "The Commons" in the Southwest Washington, D.C. Urban Renewal Area to the extent of $6,000,000, and its Holiday Inn property to the extent of $4,000,000. Registrant's guaranty was further secured by mortgages on the Paradise Bank property (see "Paradise Bank at Bull Run" above) and 11 convenience stores (see "Convenience Stores" below). On December 27, 1996, Registrant paid the mortgage in full.

          Pine Club Phase II Limited Partnership, Orlando, Florida.  Registrant
          --------------------------------------------------------
holds a 64.35% limited partnership interest in Pine Club Phase II, Ltd., a Florida limited partnership. The general partners of this partnership are three unaffiliated individuals and PAC, who own with others, in the aggregate, a 35.65% partnership interest.

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

          Convenience Stores.  In June, 1986, Registrant acquired 16 convenience
          ------------------
stores, primarily located in southern and southeastern states, for an aggregate consideration of approximately $3,390,000. Registrant acquired title to each store building, but holds leasehold interests in the underlying parcels of land. All of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation, a large convenience store chain which operates the stores under the name "Circle K." On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of 12 of the sixteen leases owned by Registrant. As of February 28, 1997, Registrant has rented four of these stores and has sold five stores. Registrant is attempting to relet or sell the other three stores.

          Nursing Home.  Registrant owns a New Jersey nursing home facility,
          ------------
Lakewood Manor, which it leases to an unaffiliated operating company.

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

          Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 1996 of about $2,753,000.

          In February 1984 Registrant organized Tech-High Leasing Company, a general partnership in which it holds a 50% interest. The other 50% is held by a non-affiliated corporation. Registrant and its partner have each contributed $1,100,000. Tech-High currently owns heavy duty construction and transportation equipment with a net book value as of December 31, 1996, of approximately $1,782,000. The partnership debt on these acquisitions as at December 31, 1996, was approximately $1,380,000 of which Registrant is personally liable for approximately $267,000.

          Registrant is no longer entering into new equipment leases. The lease portfolio has been substantially reduced.

          Registrant, through a wholly owned subsidiary, has since August, 1987, conducted a coin operated telephone business, primarily in Florida and Maryland. The telephones are now being serviced by a management company in Maryland and by a partnership, of which Registrant's subsidiary is a 50% partner, in Florida.

Employment
----------

          On February 21, 1997, Registrant and its subsidiaries employed approximately 125 persons.

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

Item 2.  Properties.
         ----------

         Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

Item 3.  Legal Proceedings.
         -----------------

          Registrant, S.E.W. Investors, Town Center Management Company (a subsidiary of Registrant), Bresler and Reiner Companies (a subsidiary of Registrant), and Trilon Plaza Company are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which leases certain office space at a high rise office building in Washington, D.C. known as the "Waterside Mall Complex." Four spouses of such employees are also plaintiffs. See "Management of Rental Properties", "Southwest Washington, D.C. Urban Renewal Area", "High Rise Office Buildings", "Shopping-Office Center" and "Southeast Section" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Waterside Mall Complex and (ii) certain renovations and reconstruction to the Waterside Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not Applicable.

                         ------------------------------

                        Executive Officers of Registrant
                  (included pursuant to instruction 3 to Item
                           401(b) of Regulation S-K)


                                                Present Positions
                                                and Offices with      Date Elected
Name                         Age                Registrant            to Office
----                         ---                ---------------       ------------

Charles S. Bresler           69                 Chief Executive       June 2, 1970
                                                Officer, Chairman
                                                of the Board
                                                and Director

Burton J. Reiner             68                 President and         June 2, 1970
                                                Director

William L. Oshinsky          54                 Treasurer and         April 6, 1994
                                                Director              November 15, 1994

Edwin Horowitz               65                 Secretary and         June 2, 1970
                                                Director

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

Year Ended December 31, 1995
----------------------------

           Quarter                                 Price
           ---------------------------------------------

           1st               High                    11
                             Low                     10
           ---------------------------------------------

           2nd               High                    11
                             Low                     10
           ---------------------------------------------

           3rd               High                    10
                             Low                      9
           ---------------------------------------------

           4th               High                  10.50
                             Low                     10
           ---------------------------------------------

Year Ended December 31, 1996
----------------------------

           Quarter                                 Price
           ---------------------------------------------

           1st                High                10.50
                              Low                 10.50
           ---------------------------------------------

           2nd                High                10.50
                              Low                 10.50
           ---------------------------------------------

           3rd                High                10.75
                              Low                 10.75
           ---------------------------------------------

           4th                High                 11
                              Low                 10.75
           ---------------------------------------------


          The above quotations represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

          As of March 11, 1997, there were 156 record holders of Common Stock.

Item 6.  Selected Financial Data
         -----------------------

                  1996        1995/*/        1994/*/        1993/*/        1992/*/
              ------------  ------------  -------------  -------------  -------------

Revenues     $ 35,143,000  $ 33,824,000  $ 39,563,000   $ 31,683,000   $ 34,086,000
Net (loss)
income
before
extra-
ordinary
item and
cumulative
effect of
accounting
change       $ 10,805,000  $  4,404,000  $ (4,109,000)  $ (8,408,000)  $ (1,973,000)

Net income
(loss)       $  7,273,000  $  6,140,000  $  3,404,000   $ (5,133,000)  $ (1,973,000)
             ============  ============  ============   ============   ============
Earnings
per common
share
before
extra-
ordinary
item and
cumulative
effect of
accounting
change       $       2.60  $       1.57  $      (1.45)  $      (2.96)  $       (.70)

Earnings
per common
share        $       2.60  $       2.18  $       1.20   $      (1.81)  $       (.70)
             ============  ============  ============   ============   ============
Total
Assets       $ 94,926,000  $100,419,000  $102,425,000   $151,544,000   $163,895,000
             ============  ============  ============   ============   ============
Long Term
Obliga-
tions        $ 22,238,000  $ 33,729,000  $ 42,495,000   $ 91,336,000   $ 91,177,000
             ============  ============  ============   ============   ============
Cash divi-
dends per
common
share            (1)           (1)           (1)            (1)             (1)
             ============  ============  ============   ============   =============
__________________________

(1)  No dividends have been declared or paid.

/*/  Restated to reflect reclassifications.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

Results of Operations
---------------------

Sales of Homes and Lots
-----------------------

     During 1996, Registrant sold 63 homes for $8,669,000 as compared with 56 homes and three lots in 1995 totalling $8,117,000 and 65 homes and six condominium units totalling $11,236,000 in 1994. Continued slow economic growth, employment uncertainty and proposed government reduction in the Washington, DC metropolitan area affected sales at Registrant's projects, and has resulted in increased inventory of homes as purchasers have terminated sales agreements.

Rentals Income - Apartments and Commercial
------------------------------------------

     The lease with the General Services Administration ("GSA") of the Waterside Mall office area provided that the rent was to be reduced, if GSA elected before December 31, 1994 to extend the lease for a further five years. GSA exercised
the option in November 1994.   The reduction will be about $895,000 per year in
the Registrant's revenues from the lease, plus $350,000 per year in leasing and management fees and income from Town Center office building discussed below.
GSA has the option to cancel the lease on certain space effective any time during the second five years and on certain other space at any time after the eighth year.

Hotel Income
------------

     Included in the 1996 results is $4,217,000 of income and $3,289,000 of expenses relating to the Colonnade, as compared to 1995 income of $3,570,000 and expenses of $3,317,000.

     Due to the remodeling of the Holiday Inn, operating income for 1996 decreased to $1,672,000 as compared to $1,963,000 in 1995. Expenses for 1996 were $1,651,000 versus $1,767,000 in 1995. Income for 1997 is being impacted by the renovation.

Leasing Fees, Affiliates
------------------------

     The 1994, 1995 and 1996 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Other
---------------

     During 1994, there was a reduction in notes receivable, other due to the refinancing of those notes, thus reducing Interest, Other. The 1995 increase resulted from higher cash balances.

     The 1996 results reflect higher interest income on invested funds as compared with interest income in prior years. Registrant has greater cash balances in interest bearing accounts and in U.S. Treasury instruments.

Gain on Sales of Realty Interests, Net
--------------------------------------

     On June 30, 1992, Registrant sold its Philadelphia nursing home to an unaffiliated nursing home operator. The sale price was $4,200,000, of which Registrant received $500,000 in cash and a wrap-around mortgage of $3,700,000. In May 1994 the nursing home was sold and the outstanding balance of $3,574,500 was paid off. A gain of $1,145,000 was recorded in 1994.

Income from Equity Investments
------------------------------

     The components of this Item are as follows:

Year Ended December 31           1996        1995        1994
----------------------           ----        ----        ----

Orlando, Florida Apartments    $(14,000)   $(72,000)  $(125,000)

Town Center Office Building     779,000     809,000     936,000
Tech High Leasing Company        42,000      84,000     (25,000)

Other                            14,000    (180,000)    (23,000)
                               --------   ---------   ---------

                   Total       $821,000   $641,000    $763,000

     Registrant has a 46% partnership interest in Town Center East Office Building at Waterside Mall. Registrant's share of the earnings from that partnership decreased in 1995 and 1996, due to decreased revenues from the GSA lease. See, "Rentals, Apartments and Commercial" above.

Revenue - Other
---------------

     Included for 1996 is a non-recurring claim recovery of about $232,000.

General and Administrative
--------------------------

     The lower expense in 1996, compared to 1995, reflects lower executive and administrative expenses.

Costs and Expenses - Other
--------------------------

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

     On February 10, 1994, Registrant entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby Registrant paid $3,500,000, including a two year secured note for $1,000,000, which was retired in 1996, for the release of Registrant's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes and unknown recourse claims.

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

     During the year ended December 31, 1995, Registrant generated cash flow from operating activities of $11,264,000. Cash flow from operating activities was used in investing activities of $778,000, which consisted of investments in U.S. Treasury instruments, purchase of treasury stock and other activities of $2,263,000, less proceeds of $1,485,000 related to investments in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in an increase of $6,397,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1995.

     During the year ended December 31, 1996, Registrant generated cash flow from operating activities of $13,210,000. Cash flow from operating activities was used in investing activities of $11,793,000, which consisted of investments in U.S. Treasury instruments and other activities of $12,481,000, less proceeds of $688,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in a decrease of $10,574,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1996.

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

                                    Part IV


Item 14

Exhibits and Financial Statement Schedules


                                                                        Page
                                                                        ----
A.   The following documents are filed as part of this report:

     1.  Financial Statements

     Bresler & Reiner, Inc. Consolidated Financial Statements:

          Report of Independent Public Accountants                         31
          Consolidated Balance Sheets                                   32-33
          Consolidated Statements of Income                                34
          Consolidated Statements of Changes in Shareholders' Equity       35
          Consolidated Statements of Cash Flows                         36-37
          Notes to Consolidated Financial Statements                       38

     2. Financial Statement Schedules III and IV                           55

        Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the "Company") and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles .

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ Arthur Andersen, LLP


Washington, D.C.

March 24, 1997

                            BRESLER & REINER, INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                             1996          1995
                                          -----------  ------------
        RENTAL PROPERTY AND EQUIPMENT,
         NET                              $36,488,000  $ 38,018,000
        CONSTRUCTION IN PROCESS             8,035,000    10,198,000
        HOMES HELD FOR SALE                 3,169,000     3,650,000
        LAND HELD FOR SALE                  4,770,000     4,358,000
        RECEIVABLES:
          Mortgages and notes,
           affiliates                       5,501,000     5,971,000
          Mortgages and notes, other        1,094,000     1,228,000
          Direct financing leases             126,000     1,022,000
          Other                             1,300,000     1,838,000

         INVESTMENT IN AND ADVANCES TO
          JOINT VENTURES AND
          PARTNERSHIPS                      4,366,000     4,233,000

        CASH AND CASH EQUIVALENTS           6,761,000     9,547,000

        CASH DEPOSITS HELD IN ESCROW        3,427,000    11,215,000

        INVESTMENTS                        13,303,000     1,374,000

        INCOME TAXES RECEIVABLE                32,000       991,000

        DEFERRED CHARGES AND OTHER
         ASSETS                             6,554,000     6,776,000
                                          -----------  ------------
          TOTAL ASSETS                    $94,926,000  $100,419,000
                                          ===========  ============

                            BRESLER & REINER, INC.

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1995

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              1996          1995
                                          -----------   ------------
LIABILITIES:
Notes payable-
  Mortgages                               $22,202,000   $ 33,634,000
  Land and development                             -         500,000
  Leasing equipment                            36,000         95,000
 Accounts payable, trade                    2,662,000      2,703,000
 Accrued expenses                             742,000        859,000
 Tenant deposits                              253,000        275,000
 Deferred income                              325,000        207,000
 Deferred income taxes payable              2,694,000      2,871,000
 Due to affiliates                            577,000      1,000,000
                                          -----------   ------------
   Total liabilities                       29,491,000     42,144,000

MINORITY INTEREST                             193,000        306,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $0.01 par value:
  4,000,000 shares authorized,
  2,839,603 shares issued 2,792,653            28,000         28,000
  shares outstanding at December 31,
  1996 and 1995
 Capital in excess of par                   7,565,000      7,565,000
 Retained earnings                         58,077,000     50,804,000
 Treasury stock                              (428,000)      (428,000)
                                          -----------   ------------
  Total shareholders' equity               65,242,000     57,969,000
                                          -----------   ------------
  Total liabilities and shareholders'
   equity                                 $94,926,000   $100,419,000
                                          ===========   ============

                             BRESLER & REINER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                              1996          1995          1994
                                          -----------   -----------   -----------
REVENUES:
  Sales of homes and lots                 $ 8,669,000   $ 8,117,000   $10,567,000
  Other construction, net                   1,097,000     1,340,000       970,000
  Rental income - apartments and
   commercial                              13,624,000    13,803,000    15,167,000
  Hotel income                              5,890,000     5,534,000     5,492,000
  Management fees, affiliates                 852,000       831,000       879,000
  Leasing fees, affiliates                    749,000       725,000       776,000
  Interest-
    Affiliates                                943,000     1,112,000     1,213,000
    Other                                   1,400,000       866,000       656,000
  Gain on sales of realty
   interests, net                             436,000       281,000     1,439,000
  Equipment leasing and vending               357,000       512,000     1,562,000
  Income from equity investments              821,000       641,000       763,000
  Other                                       305,000        62,000        79,000
                                          -----------   -----------   -----------
     Total revenues                        35,143,000    33,824,000    39,563,000
                                          -----------   -----------   -----------
COSTS AND EXPENSES:
   Cost of home and lot sales               8,207,000     7,927,000     9,702,000
   Rental expense                           6,119,000     6,594,000     6,854,000
   Hotel expense                            4,869,000     5,004,000     5,333,000
   Land development expense                   103,000       107,000       178,000
   General and  administrative              1,764,000     2,082,000     2,617,000
   Interest expense                         2,898,000     3,267,000     3,700,000
   Equipment leasing and  vending             321,000       448,000       815,000
   Provision for loss on real estate               -        200,000    16,834,000
   Other                                           -        673,000            -
                                          -----------   -----------   -----------
     Total costs and expenses              24,281,000    26,302,000    46,033,000
                                          -----------   -----------   -----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES, EXTRAORDINARY
 ITEM AND MINORITY INTEREST                10,862,000     7,522,000    (6,470,000)

PROVISION FOR INCOME TAXES (BENEFIT)        3,532,000     3,087,000    (2,336,000)
                                          -----------   -----------   -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM AND MINORITY INTEREST                 7,330,000     4,435,000    (4,134,000)

EXTRAORDINARY ITEM:
   Debt elimination
   (Net of  income tax of $942,000 in
     1995, and $4,075,000 in 1994)                 -      1,736,000     7,513,000
                                          -----------   -----------   -----------
NET INCOME (LOSS) BEFORE
 MINORITY INTEREST                          7,330,000     6,171,000     3,379,000

MINORITY INTEREST                             (57,000)      (31,000)       25,000
                                          -----------   -----------   -----------
NET INCOME (LOSS)                         $ 7,273,000   $ 6,140,000   $ 3,404,000
                                          ===========   ===========   ===========
EARNINGS PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM                       $      2.60   $      1.57   $     (1.45)
EXTRAORDINARY ITEM                                 -            .61          2.65
                                          -----------   -----------   -----------
EARNINGS PER COMMON SHARE                 $      2.60   $      2.18   $      1.20
                                          -----------   -----------   -----------


                            BRESLER & REINER, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                         CAPITAL IN                               TOTAL
                                COMMON   EXCESS OF    RETAINED     TREASURY   SHAREHOLDERS'
                                STOCK       PAR       EARNINGS      STOCK         EQUITY
                                -------  ----------  -----------  ---------   -------------
BALANCE, December 31,  1993     $28,000  $7,565,000  $41,260,000  $ (40,000)    $48,813,000
         Net income                  -           -     3,404,000         -        3,404,000
         Purchase of
          Treasury stock             -           -            -      (3,000)         (3,000)
                                -------  ----------  -----------  ---------     -----------
BALANCE, December 31, 1994       28,000   7,565,000   44,664,000    (43,000)     52,214,000
         Net income                  -           -     6,140,000         -        6,140,000
         Purchase of
          Treasury stock             -           -            -    (385,000)       (385,000)
                                -------  ----------  -----------  ---------     -----------
BALANCE, December 31, 1995       28,000   7,565,000   50,804,000   (428,000)     57,969,000
         Net income                  -           -     7,273,000         -        7,273,000
                                -------  ----------  -----------  ---------     -----------
BALANCE, December 31, 1996      $28,000  $7,565,000  $58,077,000  $(428,000)    $65,242,000
                                =======  ==========  ===========  =========     ===========

                            BRESLER & REINER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
               (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS



                                                  1996          1995           1994
                                                ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before extraordinary item    $7,273,000   $ 4,404,000   $ (4,109,000)
 Extraordinary item, net of tax                         -      1,736,000      7,513,000
                                                ----------   -----------   ------------
 Net income (loss)                               7,273,000     6,140,000      3,404,000
 Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities-
   Extraordinary item - gain on debt
    forgiveness                                        -      (2,678,000)   (11,588,000)
   Depreciation and amortization                 2,315,000     2,434,000      2,368,000
   Gain on sales of realty interests, net         (436,000)     (281,000)    (1,439,000)
   Investment in direct financing leases                -             -         (54,000)
   Direct financing lease payments                 705,000     1,429,000      2,779,000
   Amortization of investment in direct
    financing leases                                (8,000)     (141,000)      (329,000)
   Proceeds from sale of equipment
    under direct financing leases                  230,000       789,000      1,484,000
   (Gain) loss from equity investments            (821,000)     (641,000)      (763,000)
   Provision for loss on real estate                    -        200,000     16,834,000
   Deferred income taxes                          (177,000)       80,000      1,960,000
   Other                                           (31,000)      (92,000)      (781,000)
   Changes in other assets and liabilities-
    Decrease (increase) in:
     Construction in process                     2,163,000     2,619,000      3,322,000
     Homes held for sale                           481,000    (1,496,000)    (2,154,000)
     Land held for sale                           (412,000)      162,000       (793,000)
     Mortgages and notes receivable              1,040,000     1,857,000      3,290,000
     Income taxes receivable                       959,000     1,742,000     (1,675,000)
     Other assets                                  527,000      (311,000)    (1,326,000)
   All other liabilities                          (598,000)     (548,000)    (3,424,000)
                                                ----------   -----------   ------------
      Total adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities          5,937,000     5,124,000      7,711,000
                                                ----------   -----------   ------------
      Net cash provided by operating
       activities                               13,210,000    11,264,000     11,115,000
                                                ----------   -----------   ------------

                            BRESLER & REINER, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
               (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)

                                                      1996           1995           1994
                                                 -------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                   $     688,000   $ 1,485,000   $  1,337,000
  Net purchases of investments                     (11,929,000)   (1,374,000)            -
  Purchase of treasury stock                                -       (385,000)        (3,000)
  Other                                               (552,000)     (504,000)       619,000
                                                 -------------   -----------   ------------
    Net cash (used in) provided by
      investing activities                         (11,793,000)     (778,000)     1,953,000
                                                 -------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                       (11,991,000)   (4,089,000)   (11,490,000)
  Proceeds from notes payable                               -             -       6,500,000
                                                 -------------   -----------   ------------
    Net cash used in financing
      activities                                   (11,991,000)   (4,089,000)    (4,990,000)
                                                 -------------   -----------   ------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (10,574,000)    6,397,000      8,078,000
CASH AND CASH EQUIVALENTS AND CASH
 DEPOSITS HELD IN ESCROW, beginning of year         20,762,000    14,365,000      6,287,000
                                                 -------------   -----------   ------------
CASH AND CASH EQUIVALENTS AND CASH
 DEPOSITS HELD IN ESCROW, end of year             $ 10,188,000   $20,762,000   $ 14,365,000
                                                 =============   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the year for-
     Interest                                     $  3,020,815   $ 3,293,186   $  3,675,000
     Income taxes                                    1,610,112     1,109,138        949,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
 ACTIVITIES:
  Escrowed cash deposits received                      135,633       176,325        214,000
  Escrowed cash deposits refunded                      155,717       151,980        193,000

REAL ESTATE ASSETS TRANSFERRED IN
 SATISFACTION OF LIABILITIES:
  Land held for development                                 -             -      33,908,000
  Land                                                      -        171,000             -
  Building & equipment, net                                 -        553,000             -
  Accounts receivable and other assets                      -        128,000             -
  Mortgage payable                                          -      4,177,000     42,851,000
  Accounts payable                                          -             -       2,535,000
  Accrued expenses                                          -          8,000      2,610,000

                            BRESLER & REINER, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1996 AND 1995


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

REVENUE RECOGNITION

The Company accounts for revenue from sales of homes and condominiums and sales of real property in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Rental, construction, and management service fees are generally recorded when earned. Leasing fees are recorded over the life of the lease.

RENTAL PROPERTY AND EQUIPMENT AND DEPRECIATION

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," was issued in March 1995. This statement establishes accounting standards for the impairment of long-lived assets. It requires that long-lived assets, which are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 was implemented by the Company in 1996 and did not have a material effect on the 1996 consolidated financial statements.

CONSTRUCTION IN PROCESS

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

EARNINGS PER COMMON SHARE

Earnings per common share is based upon the weighted average number of shares outstanding during each year (2,792,653 shares in 1996, 2,823,866 shares in 1995, and 2,836,481 shares in 1994).

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CASH DEPOSITS HELD IN ESCROW

The Company treats the cash accounts of its management companies as restricted for the exclusive use of the properties under management.

INVESTMENTS

At December 31, 1996, all investment securities are classified as held-to-maturity and are therefore reported at amortized cost. Fair value of these instruments approximates carrying value at year end. There were no unrealized holding gains or losses. All of the instruments mature within one year. There were no sales of investment securities during 1996.

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

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified in order to conform to the 1996 presentation.

2.   RENTAL PROPERTY AND EQUIPMENT, NET:

                                                        1996           1995
                                                    ------------   ------------
            Land                                    $  3,278,000   $  3,278,000
            Buildings and improvements                55,108,000     54,650,000
            Equipment                                  3,201,000      3,268,000
                                                    ------------   ------------
                                                      61,587,000     61,196,000
                                                    ------------   ------------
            Less- Accumulated depreciation           (25,099,000)   (23,178,000)
                                                    ------------   ------------
                                                    $ 36,488,000   $ 38,018,000
                                                    ============   ============

Buildings and improvements and equipment are depreciated over the useful lives of the related assets ranging from 5 to 40 and 3 to 12 years, respectively.

Substantially all rental property and equipment is pledged as collateral for financing.

3.   LAND HELD FOR SALE:

Land held for sale represents land intended to be sold on the open market. The land is recorded at the lower of cost or fair value less cost to sell.

4.   HOMES HELD FOR SALE:

Homes held for sale represents homes that have been substantially completed for over one year and are held for sale on the open market. These homes are recorded at the lower of cost or fair value less cost to sell.

5. GAIN ON SALES OF REALTY INTERESTS, NET:

                                            1996         1995         1994
                                          --------    --------     ----------

            Sales price                   $     -     $ 98,000(a)  $  485,000(a)
            Cost of sales                       -      167,000        458,000
                                          --------    --------     ----------
            (Loss) gain recognized,
              current year transactions         -      (69,000)        27,000

            Gain recognized from prior
              years' sales recorded using
              the installment method       436,000     350,000      1,412,000(b)
                                          --------    --------     ----------

                                          $436,000    $281,000     $1,439,000
                                          ========    ========     ==========

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

6.   OTHER CONSTRUCTION, NET:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:

                                  1996        1995        1994
                               ----------  ----------  ----------
Other construction revenues    $1,850,000  $2,137,000  $1,920,000
Other construction costs          753,000     797,000     950,000
                               ----------  ----------  ----------
Total                          $1,097,000  $1,340,000  $  970,000
                               ==========  ==========  ==========

7. NOTES PAYABLE:



                                                                                                                MATURITIES
                                                                                                                 FOR DEBT
                                                                                                                OUTSTANDING
                                                                                   1996          1995           AT 12/31/96
                                                                                -----------   -----------       -----------
              Mortgages payable, 5.25%  to 9.75%* collateralized
               by rental properties                                             $22,202,000   $33,634,000        1997-2001

              Notes payable, 4%                                                          -        500,000            -
              Notes payable, 11.5%*, collateralized by
               equipment                                                             36,000        95,000           1997

              * Interest rates relate to the 1996 balances.

In connection with the assignment of leasehold interests in certain properties, the Company received notes secured by the interests assigned. The proceeds of the notes received, as the result of the assignment of these interests, are used to pay the original underlying mortgages on these properties. These mortgages remain on the Company's books, as of December 31, 1996 and 1995, at balances of $6,670,000 and $7,713,000, respectively, and are included in mortgages payable above.

Of the mortgages and notes payable, $36,000 are recourse to the Company at December 31, 1996. In addition, the Company has recourse obligations totaling $402,000 related to guarantees given to creditors in certain of the Company's investments in joint ventures. See Note 10.

Annual contractual principal payments are as follows.

                                                              NOTES
                                                NOTES        PAYABLE,
                                               PAYABLE       LEASING
                                              MORTGAGES     EQUIPMENT
                                             -----------    ---------
                    1997                     $ 1,457,000      $36,000
                    1998                       3,583,000           -
                    1999                       9,169,000           -
                    2000                       1,582,000           -
                    2001                       6,411,000           -
                    2002 and thereafter                -           -
                                             -----------      -------
                                             $22,202,000      $36,000
                                             ===========      =======

 . During 1996, the Company retired approximately $10 million in debt due in March 1998. There was no extraordinary gain or loss associated with this transaction.

 . Included in Mortgages payable, collateralized by rental properties, above is a renegotiated mortgage secured by an office building in Manassas, Virginia, which is substantially leased. At December 31, 1993, the note was in default and had a balance of $2,121,000. The mortgage was extended in 1994 at a 9.75% interest rate, due December 1, 1998. As of December 31, 1996, the loan was current and had an outstanding balance of $2,052,000.

 . Included in Mortgages payable, collateralized by rental properties, as of December 31, 1994, was a $4,177,000 mortgage in default on a property for which the Company had not made required principal and interest payments since June 1992. The Company guaranteed the loan in an amount not to exceed $480,000. During 1992, the Company offered to tender a deed to the property in partial satisfaction of the debt, which was refused by the note holder. The note was then acquired by a note holder who purchased the note from the Resolution Trust Corporation. The new note holder had a receiver appointed who took possession of the property on September 22, 1993. The note holder then brought suit against the Company under the mortgage and guarantee. in May 1995, the note holder foreclosed on the property, and in August 1995, the Court ratified the foreclosure sale. At the time of foreclosure, the outstanding mortgage balance was $4,177,000 and the related net book value of the property, which approximated management's estimate of fair value, plus the guarantee and related expenses was $1,499,000 resulting in an extraordinary gain of $2,678,000. The gain is presented as an extraordinary item net of tax in 1995 on the accompanying consolidated statements of income.

 . Included in Notes Payable, Land, at December 31, 1993, was $25,399,000, which was settled on February 10, 1994. The Company entered into an agreement with the holder of the first and second mortgages relating to the property owned by Country Club Associates Partnership whereby the Company paid $3,500,000, including a two-year secured note for $1,000,000, for the release of the Company's guaranty of the first trust loan, the second trust note, the land exchange liability, any mechanics liens, real estate taxes, and unknown recourse claims. Based on continuing negotiations to tender the asset in satisfaction of the debt, the Company recorded a provision for loss on real estate of $9,898,000 in 1993 to reduce the asset to its estimated fair value of $19,000,000 at December 31, 1993. In accordance with generally accepted accounting principles, the Company recorded an extraordinary gain of approximately $6,398,000 due to satisfaction of the debt in the first quarter of 1994. The gain is presented as an extraordinary item net of tax in 1994 on the accompanying consolidated statements of income.

 . Included in Notes Payable, Land, at December 31, 1993, were nonrecourse mortgage notes totaling $18,452,000 that were secured by approximately 57 acres of land held for development. During 1994, the Company reevaluated its investment and concluded that the long-term development plans for the property were no longer warranted given the continued softness in the commercial real estate market and the inability of the lenders to agree to continued debt modifications. As a result, the Company recorded a write down of $16.8 million representing the Company's estimate of the property value based on immediate liquidation. In December 1994, one of the lenders took a deed in lieu of foreclosure on a 17 acre tract and took possession of the property. The Company tendered the deed in lieu of foreclosure to the seller on the remaining 40 acres. As a result of this debt defeasance, the Company recognized an extraordinary gain of $5.2 million. The gain is presented as an extraordinary item net of tax in 1994 on the accompanying consolidated statements of income.

8. MORTGAGES AND NOTES RECEIVABLES, AFFILIATES:

                                       1996       1995
                                   ----------  ----------
       Mortgages and Notes:
         Due 2001 (a)              $  394,000  $  473,000
         Due 2009                   1,313,000   1,322,000

       Installment Sales:
         Due 1999 (b)               1,810,000   1,883,000
         Due 2000 (c)               1,984,000   2,293,000
                                   ----------  ----------
                                   $5,501,000  $5,971,000
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

(B) Amounts due are net of deferred gains of $1,398,000 and $1,454,000 in 1996 and 1995, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 1999, with a final payment due 1999 of approximately $2,838,000, from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(C) Amounts due are net of deferred gain of $2,357,000 and $2,725,000 in 1996 and 1995, respectively. The amounts are due in monthly installments of $95,700, including interest at 10 percent, through 2000, with a final payment of approximately $1,031,000, from a limited partnership in which the Company is a sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 37 percent of the limited partnership.

9.   MORTGAGES AND NOTES RECEIVABLES, OTHER:

                                                         1996        1995
                                                      ----------  ----------

        Mortgages and notes:

         Home sales, 8% to 12.5%, due through 2020    $  368,000  $  433,000
         Condominium sales, 8% to 13%, net of
          deferred gain of $163,000 in 1996 and          158,000     189,000
          $195,000 in 1995

        Notes receivable:
         Other, 8% to 10%                                529,000     567,000
         Tenant improvement, 10%                          39,000      39,000
                                                      ----------  ----------
                                                      $1,094,000  $1,228,000
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

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests.


                              COMPANY INTERESTS                                             AS OF DECEMBER 31, 1996
                              -----------------                      -------------------------------------------------------------
                              GENERAL   LIMITED    CURRENT STATUS                                 NONRECOURSE        PARTNERSHIP
                              PARTNER   PARTNER    OF PARTNERSHIPS     ASSETS    RECOURSE DEBT       DEBT         EQUITY (DEFICIT)
                              -------   -------    ---------------   ----------  -------------  ----------------  ----------------
Entities Accounted for
Under the Equity Method:
Town Center East, L.P.            1%     45%      Owns and
                                                  operates an
                                                  office building
                                                  in Southwest
                                                  Washington, D.C.   $5,917,000  $           -         $1,739,000       $ 3,465,000
SEW Associates                    1%      -       Owns and
                                                  operates a
                                                  segment of a
                                                  Shopping Mall in
                                                  Southwest,
                                                  Washington, D.C.    4,787,000              -         4,341,000           192,000
Third Street S.W. Investors       1%      -       Owns and
                                                  operates 256 Apt
                                                  units in
                                                  Southwest
                                                  Washington, D.C.    1,444,000              -         4,521,000        (4,261,000)
Tech High Leasing                50%      -       Leveraged
                                                  equipment leasing   2,814,000        267,000         1,113,000         1,421,000
Builders Leasing                 20%      -       Leveraged
                                                  equipment leasing   4,419,000        135,000         2,617,000         1,639,000
Pine Club II                      -      64%      Owns and
                                                  Operates 160
                                                  Apt. units in
                                                  Orlando, FL         6,100,000              -         5,312,000           405,000

11.  COMMITMENTS AND CONTINGENCIES:

FINANCIAL COMMITMENTS


The Company is contingently liable for $402,000 of outstanding liabilities of nonconsolidated partnerships and joint ventures in which it has investments at December 31, 1996. The Company also pledged its interests in the General Services Administration's ("GSA") lease to the lender as security for Town Center East, L.P.'s mortgage and Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $7.2 million.

During 1990 and 1989, the Company purchased limited partnership interests in limited partnerships which operate low income housing units. The required capital contributions over the next 5 years are projected to aggregate $1,749,000. The amount of projected contributions are to be adjusted annually to be a percentage of tax benefits derived.

The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

At December 31, 1996, the Company had approximately $3,025,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

LITIGATION

The Company and other related entities are defendants in a suit filed in October 1990 by certain present and former employees of the Environmental Protection Agency ("EPA"), which leases office space at the Waterside Mall Complex (a portion of which is owned by the Company). The complaint alleges claims of negligence, breach of contract, and other allegations relating to certain renovations performed at the Waterside Mall Complex. The complaint seeks $40,000,000 in damages. The claims of six plaintiffs were heard in a jury trial in 1993, with verdicts for the plaintiffs totaling $948,000. The Company appealed the verdicts and, in 1995, received a judgment that reduced the total damages to $232,000. No punitive damages were awarded. The cases of the other plaintiffs remain to be tried. Management believes, based on consultations with outside counsel, that the claims are without merit and that the litigation should not have a material adverse effect on results of operations or the financial position of the Company.

Also, in the normal course of business, the Company is involved in other types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, the litigation that is currently pending against the Company will not have a material impact on the financial condition or future operations of the Company as a whole.

SIGNIFICANT LEASE

The EPA occupies a significant amount of the space in the Company's portion of the Waterside Mall. The EPA also occupies a significant amount of space of several affiliated entities in which the Company has an equity interest. In total, approximately 1.2 million square feet in the Waterside Mall Complex are leased by the GSA. The EPA is the GSA's tenant. The lease expired in September 1992; however, in June 1993 the Company negotiated a new lease with GSA effective retroactively for the five-year period beginning September 1992.

This GSA lease provided that the rent was to be reduced, if the GSA elected, prior to December 31, 1994, to extend the lease an additional five years. In November 1994, the GSA elected to extend the lease. This resulted in a reduction of the annual rent. The lease extension and resulting reduction in rent is accounted for prospectively over the remaining lease term.

The GSA has the option to cancel the lease with twelve months' notice under certain conditions prior to that date. As of March 24, 1997, the GSA has not exercised this option.

In aggregate, approximately 22% of the Company's revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations are dependent on the continuation of the lease and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

12.  DIRECT FINANCING LEASES:

The Company engages in personal property leveraged equipment leasing. These leases involve computer equipment, tractors and trailers, rental store fixtures, and manufacturing plant equipment.

                                            1996       1995
                                          --------  ----------
Total minimum lease payments to be
 received                                 $ 42,000  $  125,000
Unamortized initial direct costs                -        3,000
Estimated residual values of leased
 property (not guaranteed)                  86,000     906,000
                                          --------  ----------
                                           128,000   1,034,000
Less unearned income                         2,000      12,000
                                          --------  ----------
Net investment in direct financing
  leases                                  $126,000  $1,022,000
                                          ========  ==========

Future minimum lease payments to be received under the above noncancelable lease agreements as of December 31, 1996, are as follows:

                               MINIMUM
                                LEASE
                               PAYMENTS
                              ---------
                    1997       $42,000
                    1998          -
                    1999          -
                    2000          -
                    2001          -
                               -------
                               $42,000
                               =======

13.  INCOME TAXES:

The Company follows SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes, as such, balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

The Company and its subsidiaries file a consolidated Federal income tax return. The provision (benefit) for income taxes includes the following components:

                                             1996        1995         1994
                                          ----------  ----------  -----------
      Provision for income taxes
        Current tax (benefit)             $3,355,000  $3,007,000  $(4,296,000)
        Deferred tax                         177,000      80,000    1,960,000
                                          ----------  ----------  -----------
       Total provision for
        income taxes (benefit)             3,532,000   3,087,000   (2,336,000)
                                          ----------  ----------  -----------
       Extraordinary item -
        income tax effect                         -      942,000    4,075,000
                                          ----------  ----------  -----------
       Total income tax
        expense                           $3,532,000  $4,029,000  $ 1,739,000
                                          ==========  ==========  ===========

A reconciliation between the amount of income tax computed by multiplying income before income taxes by the applicable statutory Federal income tax rate and the income tax provision (benefit) shown on the consolidated income statements follows:

                                          1996   1995   1994
                                          ----   ----   ----
       Statutory rate                     34.0%  34.0%  34.0%
       Increase (decrease) resulting
        from:
         State taxes, net of Federal
          income tax benefit               6.2    3.8    3.8
         Low income housing tax
          benefits                        (4.5)  (5.2)  (3.8)
         Other                            (3.2)   8.4     -
                                          ----   ----   ----
                                          32.5%  41.0%  34.0%
                                          ====   ====   ====


Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                                                                   DEFERRED TAX LIABILITY
                                DEFERRED INCOME TAX               (ASSET) FOR THE YEAR ENDED
                                PROVISION (BENEFIT)                      DECEMBER 31,
                                FOR THE YEAR ENDED             -------------------------------
                                 DECEMBER 31, 1996                1996                 1995
                                -------------------            ----------          -----------
 Basis in property                 $  99,000                   $2,202,000          $ 2,103,000
  Investment in
   partnerships                     (174,000)                   1,367,000            1,541,000
 Installment sales                    20,000                      196,000              176,000
 Leases                             (394,000)                     491,000              885,000
 Debt elimination                    334,000                     (803,000)          (1,137,000)
 Other                               (62,000)                    (759,000)            (697,000)
                                   ----------                  ----------          -----------
   Total                           $(177,000)                  $2,694,000          $ 2,871,000
                                   ==========                  ==========          ===========

Also, included in Deferred charges and other assets on the accompanying consolidated balance sheets are deferred tax credits earned as a result of the Company's involvement in low income housing projects. The realizability of these credits is dependent upon the Company's ability to produce taxable income in the future.

14.  OPERATING LEASES:

AS A LESSEE

At December 31, 1996, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency with aggregate annual rental payments of approximately $43,000 plus certain expenses. The lease expires in 2058.

At December 31, 1996, the Company was obligated under a land lease for 8 parcels, on which the Company owns commercial property. The lease expires in 2000 and contains three renewal options of five years. Pursuant to the terms of the lease, the aggregate annual rental is approximately $39,000, and the Company has the option to purchase the land parcels at any time during the initial lease term or renewal periods.

Rent expense for the years ended 1996, 1995, and 1994 was approximately $88,000, $78,000, and $93,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 1996, are as follows:

                                            AMOUNT
                                         ----------
                  1997                   $   78,000
                  1998                       79,000
                  1999                       80,000
                  2000                       50,000
                  2001                       43,000
                  2002 and thereafter     2,451,000
                                         ----------
                       Total             $2,781,000
                                         ==========

AS A LESSOR


Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the Lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

                               NONCANCELABLE    OTHER
                                   LEASES       LEASES
                               ------------- -----------
       1997                     $10,311,000  $        -
       1998                       5,929,000    4,216,000
       1999                       2,403,000    5,621,000
       2000                       1,966,000    5,621,000
       2001                       1,447,000    5,621,000
       2002 and thereafter        2,686,000    3,981,000
                                -----------  -----------
       Total                    $24,742,000  $25,060,000

15.  TRANSACTIONS WITH AFFILIATES:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:

                                   1996       1995        1994
                                 --------  ----------  ----------
         Revenues
          Leasing fees           $749,000  $  725,000  $  776,000
          Management fees         841,000     825,000     879,000
          Interest                943,000   1,112,000   1,213,000
         Cost and expenses:
          Lumber and millwork       8,000      11,000      25,000
          Insurance               303,000     677,000     740,000

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

The net periodic pension costs for 1996, 1995, and 1994 are computed as follows:

                                             1996        1995         1994
                                          ---------   ----------   ----------
     Services cost - benefits earned
      during the year                     $ 181,000   $  300,000   $  383,000

     Interest cost on projected benefit
      obligation                            179,000      409,000      442,000
     Return on Plan assets                 (284,000)    (455,000)    (314,000)
     Amortization of unrecognized net
      obligation                             57,000       57,000       57,000
     Asset gain recognized                        -            -     (211,000)
     Loss recognized on settlements               -            -        3,000
                                          ---------   ----------   ----------
     Net periodic pension cost            $ 133,000   $  311,000   $  360,000
                                          =========   ==========   ==========

The following table details the Plan's net pension asset at December 31, 1996 and 1995:

                                                         1996         1995
                                                      ----------   ----------
 Actuarial Present Value of Benefit Obligation:
  Vested benefits                                     $2,175,000   $6,121,000
  Nonvested benefits                                      92,000       54,000
                                                      ----------   ----------
    Accumulated benefit obligation                     2,267,000    6,175,000

  Effect of projected future compensation increases      879,000    1,032,000
                                                      ----------   ----------
  Projected benefit obligation                         3,146,000    7,207,000
  Plan assets at fair value                            3,904,000    7,970,000
                                                      ----------   ----------
  Plan assets in excess of projected benefit
    obligation                                           758,000      763,000
  Unrecognized net (gain) loss                          (753,000)    (681,000)
  Unrecognized net obligation at date of
    adoption being recognized over 22 years              738,000      794,000
                                                      ----------   ----------
      Net pension asset                               $ (743,000)  $ (876,000)
                                                      ==========   ==========

The net periodic pension cost is treated as a reduction of the net pension asset in the accompanying consolidated financial statements.

Interest assumptions used were:
                                                   1996   1995
                                                  -----  -----
        Preretirement discount rate                6.00%  6.00%
        Postretirement discount rate               6.00   6.00
        Rate of increase in future compensation    4.00   4.00
        Long-term rate of return on Plan assets    7.00   7.00

17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition, for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument. SFAS No. 107 is generally effective for financial statements issued for fiscal years ending after December 15, 1992.

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

 . INVESTMENTS

  The carrying amount approximates fair value because of the short maturity of these instruments.

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

 . NOTES PAYABLE

  Based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings, the fair value of the notes payable approximates their carrying value at December 31, 1996. Additionally, for short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 . ACCOUNTS PAYABLE, TRADE AND DUE TO AFFILIATES

  The fair value of accounts payable, trade and due to affiliates is the carrying amount payable at the reporting date.

The estimated fair values of the Company's financial instruments are as follows:

                                          DECEMBER 31, 1996             DECEMBER 31, 1995
                                     ----------------------------  ----------------------------
                                          CARRYING                      CARRYING
                                           AMOUNT     FAIR VALUE        AMOUNT       FAIR VALUE
                                     ---------------  -----------  ---------------  -----------
Financial assets:
 Cash and cash equivalents               $ 6,761,000  $ 6,761,000      $ 9,547,000  $ 9,547,000
 Cash deposits held in escrow              3,427,000    3,427,000       11,215,000   11,215,000
 Investments                              13,303,000   13,303,000        1,374,000    1,374,000
 Receivables-
  Mortgages and notes, affiliates          5,501,000    6,027,000        5,971,000    7,522,000
  Mortgages and notes, others              1,094,000    1,182,000        1,228,000    1,246,000
  Other                                    1,300,000    1,300,000        1,838,000    1,838,000
Financial liabilities:
 Notes payable-
  Mortgages                               22,202,000   22,503,000       33,634,000   33,901,000
  Land and development                             -            -          500,000      498,000
     Accounts payable, trade               2,662,000    2,662,000        2,703,000    2,703,000

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

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                                   THREE MONTHS ENDED
                                          -----------------------------------------------------------
                                            MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              1996            1996           1996           1996
                                          ------------    ------------   -------------   ------------
   Revenues                                 $8,008,000      $8,962,000      $9,147,000     $9,026,000
   Net income (loss) before income
    taxes, minority interest and
    extraordinary items                      2,275,000       2,972,000       2,619,000      2,996,000
   Net income (loss) before
    extraordinary items                      1,472,000       1,913,000       1,480,000      2,408,000
   Net income (loss)                         1,472,000       1,913,000       1,480,000      2,408,000
   Earnings per common share before
    extraordinary item                             .53             .68             .52            .86
   Earnings per common share                       .53             .68             .52            .86

                                                                   THREE MONTHS ENDED
                                          -----------------------------------------------------------
                                            MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              1995            1995           1995           1995
                                          ------------    ------------   -------------   ------------
  Revenues                                  $9,098,000      $7,855,000      $8,585,000     $8,286,000
  Net income before income taxes,
   minority interest and
   extraordinary items                       2,007,000       2,650,000       1,308,000      1,557,000
  Net income before extraordinary
   items                                     1,296,000       1,693,000         855,000        591,000
  Extraordinary item-Debt
   elimination, net of tax                          --              --       1,736,000              -
  Net income                                 1,296,000       1,693,000       2,591,000        591,000
  Earnings per common share before
   extraordinary item                              .46             .59             .30            .21
  Earnings per common share                        .46             .59             .91            .21


                            BRESLER & REINER, INC.
                            ----------------------

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)

                                                              COLUMN C              COLUMN D                COLUMN E
                                                        ------------------  -----------------------  -----------------------------
                                                                             COST CAPITALIZATION       GROSS AMOUNT AT WHICH
                                                          INITIAL COST TO        SUBSEQUENT TO           CARRIED AT CLOSE OF
            COLUMN A                        COLUMN B          COMPANY             ACQUISITION                  PERIOD
----------------------------------      --------------  --------------------  ---------------------  -----------------------------
                                                                BUILDING AND               CARRYING          BUILDING AND
          DESCRIPTION                    ENCUMBRANCES    LAND   IMPROVEMENTS  IMPROVEMENT    COST     LAND   IMPROVEMENTS   TOTAL
----------------------------------      --------------  ------  ------------  -----------  --------  ------  ------------  -------
YEAR ENDED DECEMBER 31, 1996:
Allentown Apartments (Apartments
 in Suitland, Maryland)                                 $  --     $   --       $   --         $ --    $ --    $   --       $  --
Charlestown North (Apartments
 in Greenbelt, Maryland)                                   --       2,179          358          --      --      2,340        2,340
Commons (Apartments in
 Washington, D.C.)                                         277      1,047          547          --      387     1,501        1,888
Waterside Mall East (Shopping
 Center in Washington, D.C.)                               --       6,631       13,219          111     --     15,621       15,621
Georgian Gardens (Apartments
 in Oxon Hill, Maryland)                                   --         289          415          --      --        687          687
Lakeview Manor Nursing Home
 (Lakewood, New Jersey)                                    100      4,026          --           --      101     4,026        4,127
Uptown (Hotel in Baltimore,
 Maryland)                                                 --       7,368          165          --      --      5,582        5,582
Allentown Road Motel
 (Suitland, Maryland)                                      378      2,793          914          --      378     3,887        4,265
Egap (Convenience Stores in
 Florida, Louisiana, and
 North Carolina)                                            58      3,388          --           --      142     2,333        2,475
Nations Bank Building (Office
 Building in Manassas, Virginia)                            63        798           43          --       90       787          877
Paradise/Sudley North
 (4 Office  Buildings in Manassas,
 Virginia)                                               2,216     12,679        3,808          --    1,898    16,392       18,290
7800 Building (Office
 Building in Manassas, Virginia)                           317      1,636          481          --      283     1,999        2,282
----------------------------------      --------------  ------  ------------  -----------  --------  ------  ------------  -------
                                                        $3,409    $42,834      $19,950        $111   $3,279   $55,155      $58,434
                                                        ======  ============  ===========  ========  ======  ============  =======

            COLUMN A                       COLUMN F      COLUMN G      COLUMN H        COLUMN I
----------------------------------       ------------  ------------  ------------  ----------------
                                                                                     LIFE ON WHICH
                                                                                    DEPRECIATION ON
                                                                                     LATEST INCOME
                                         ACCUMULATED     DATE OF         DATE        STATEMENT IS
          DESCRIPTION                    DEPRECIATION  CONSTRUCTION    ACQUIRED        COMPUTED
----------------------------------       ------------  ------------  ------------  ----------------
YEAR ENDED DECEMBER 31, 1996:
Allentown Apartments (Apartments
 in Suitland, Maryland)                     $  --          --            1971          5-40 years
Charlestown North (Apartments
 in Greenbelt, Maryland)                     1,675         --            1971          5-40 years
Commons (Apartments in
 Washington, D.C.)                             938         --            1971          5-40 years
Waterside Mall East (Shopping
 Center in Washington, D.C.)                 9,263        1975            --           8-40 years
Georgian Gardens (Apartments
 in Oxon Hill, Maryland)                       622         --          Various         20 years
Lakeview Manor Nursing Home
 (Lakewood, New Jersey)                      2,265         --            1984          5-30 years
Uptown (Hotel in Baltimore,
 Maryland)                                     455         --            1993(a)         --
Allentown Road Motel
 (Suitland, Maryland)                        1,670         --            1987          19 years
Egap (Convenience Stores in
 Florida, Louisiana, and
 North Carolina)                             1,294         --            1987          19 years
Nations Bank Building (Office
 Building in Manassas, Virginia)               127        1991            --           31-1/2 years
Paradise/Sudley North
 (4 Office  Buildings in Manassas,
 Virginia)                                   4,207        1987            --           31-1/2 years
7800 Building (Office
 Building in Manassas, Virginia)               538        1990            --           15-31-1/2 years
----------------------------------       ------------
                                           $23,504
                                         ============

(a) Asset acquisition recorded December 31, 1993.

                            BRESLER & REINER, INC.
                            ----------------------

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)

                                                              COLUMN C              COLUMN D                COLUMN E
                                                        ------------------  -----------------------  -----------------------------
                                                                             COST CAPITALIZATION         GROSS AMOUNT AT WHICH
                                                          INITIAL COST TO        SUBSEQUENT TO             CARRIED AT CLOSE OF
            COLUMN A                        COLUMN B          COMPANY             ACQUISITION                    PERIOD
----------------------------------      --------------  --------------------  ---------------------  -----------------------------
                                                                BUILDING AND               CARRYING          BUILDING AND
          DESCRIPTION                    ENCUMBRANCES    LAND   IMPROVEMENTS  IMPROVEMENT    COST     LAND   IMPROVEMENTS   TOTAL
----------------------------------      --------------  ------  ------------  -----------  --------  ------  ------------  -------
YEAR ENDED DECEMBER 31, 1996:
Allentown Apartments (Apartments
 in Suitland, Maryland)                                 $  --     $   --       $   --         $ --    $ --    $   --       $  --
Charlestown North (Apartments
 in Greenbelt, Maryland)                                   --       2,179          358          --      --      2,340        2,340
Commons (Apartments in
 Washington, D.C.)                                         277      1,047          429          --      387     1,388        1,775
Waterside Mall East (Shopping
 Center in Washington, D.C.)                               --       6,631       13,131          111     --     15,533       15,533
Georgian Gardens (Apartments
 in Oxon Hill, Maryland)                                   --         289          397          --      --        668          668
Lakeview Manor Nursing Home
 (Lakewood, New Jersey)                                    100      4,026          --           --      101     4,026        4,127
Uptown (Hotel in Baltimore,
 Maryland)                                                 --       7,368          125          --      --      5,980        5,980
Allentown Road Motel
 (Suitland, Maryland)                                      378      2,793          411          --      378     3,384        3,762
Egap (Convenience Stores in
 Florida, Louisiana, and
 North Carolina)                                            58      3,388          --           --      142     2,334        2,476
Nations Bank Building (Office
 Building in Manassas, Virginia)                            63        798           43          --       90       787          877
Paradise/Sudley North
 (4 Office  Buildings in Manassas,
 Virginia)                                               2,216     12,679        3,758          --    1,898    16,342       18,240
7800 Building (Office
 Building in Manassas, Virginia)                           317      1,636          399          --      283     1,917        2,200
----------------------------------      --------------  ------  ------------  -----------  --------  ------  ------------  -------
                                                        $3,409    $42,834      $19,051        $111   $3,279   $54,699      $57,978
                                                        ======  ============  ===========  ========  ======  ============  =======

            COLUMN A                       COLUMN F      COLUMN G      COLUMN H        COLUMN I
----------------------------------       ------------  ------------  ------------  ----------------
                                                                                     LIFE ON WHICH
                                                                                    DEPRECIATION ON
                                                                                     LATEST INCOME
                                         ACCUMULATED     DATE OF         DATE        STATEMENT IS
          DESCRIPTION                    DEPRECIATION  CONSTRUCTION    ACQUIRED        COMPUTED
----------------------------------       ------------  ------------  ------------  ----------------
YEAR ENDED DECEMBER 31, 1996:
Allentown Apartments (Apartments
 in Suitland, Maryland)                     $  --          --            1971          5-40 years
Charlestown North (Apartments
 in Greenbelt, Maryland)                     1,601         --            1971          5-40 years
Commons (Apartments in
 Washington, D.C.)                             889         --            1971          5-40 years
Waterside Mall East (Shopping
 Center in Washington, D.C.)                 8,937        1975            --           8-40 years
Georgian Gardens (Apartments
 in Oxon Hill, Maryland)                       607         --          Various         20 years
Lakeview Manor Nursing Home
 (Lakewood, New Jersey)                      2,129         --            1984          5-30 years
Uptown (Hotel in Baltimore,
 Maryland)                                     303         --            1993(a)         --
Allentown Road Motel
 (Suitland, Maryland)                        1,475         --            1987          19 years
Egap (Convenience Stores in
 Florida, Louisiana, and
 North Carolina)                             1,171         --            1987          19 years
Nations Bank Building (Office
 Building in Manassas, Virginia)               101        1991            --           31-1/2 years
Paradise/Sudley North
 (4 Office  Buildings in Manassas,
 Virginia)                                   3,619        1987            --           31-1/2 years
7800 Building (Office
 Building in Manassas, Virginia)               464        1990            --           15-31-1/2 years
----------------------------------       ------------
                                           $21,296
                                         ============

(a)  Asset acquisition recorded December 31, 1993.

                            BRESLER & REINER, INC.
                            ----------------------

                             NOTES TO SCHEDULE III
                            (DOLLARS IN THOUSANDS)

                                                    1996     1995
                                                   -------  -------
LAND AND BUILDING AND IMPROVEMENTS:
  Balance, January 1                               $57,978  $59,676
    Additions during period-
      Improvements                                     899      241
                                                   -------  -------
                                                    58,877   59,917
    Deductions during period-
      Write-off of fully depreciated assets              5        -
      Other                                            438    1,939
                                                   -------  -------
  Balance, December 31                             $58,434  $57,978
                                                   =======  =======
ACCUMULATED DEPRECIATION:
  Balance, January 1                               $21,296  $20,654
    Additions during period-
      Depreciation expense                           1,763    1,713
                                                   -------  -------
                                                             22,367
    Deductions during period-
      Write-off of fully depreciated assets              5        -
      Other                                              -    1,071
                                                   -------  -------
  Balance, December 31                             $23,054  $21,296
                                                   =======  =======

                            BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                            COLUMN A                               COLUMN B            COLUMN C           COLUMN D       COLUMN E
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
                                                                                                           PERIODIC
                                                                                      MATURITY             PAYMENT         PRIOR
                          DESCRIPTION                              INTEREST             DATE                TERMS          LIENS
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1996:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              1999           $36,600/mo.(a)       None
      SEW Investors (S.W. Washington, D.C.)                         12%                 2000            95,700/mo.(b)       None
      Town Center East Investors (S.W. Washington, D.C.)            8-1/2%              2001             9,670/mo.          None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              2009            11,200/mo.(c)       None

  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (8 units)                                    9-1/2% to 13-1/2%  Various through 2013
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (11 units)                                14-1/2%      Various through 2013
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                              8% to 13%             2004

                            COLUMN A                              COLUMN F        COLUMN G            COLUMN H
------------------------------------------------------------  ---------------  -------------  -----------------------
                                                                                               PRINCIPAL AMOUNT OF
                                                                                 CARRYING        LOANS SUBJECT TO
                                                                FACE AMOUNT      AMOUNT OF      DELINQUENT PRINCIPAL
                          DESCRIPTION                           OF MORTGAGES     MORTGAGES          OR INTEREST
------------------------------------------------------------  ---------------  -------------  -----------------------
FOR THE YEAR ENDED DECEMBER 31, 1996:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)       $4,350,000     $1,810,000            None
      SEW Investors (S.W. Washington, D.C.)                         9,300,000      1,984,000            None
      Town Center East Investors (S.W. Washington, D.C.)            1,200,000        394,000            None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        1,333,000      1,313,000            None
                                                                                  ----------
                                                                                  $5,501,000
                                                                                  ==========
  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (8 units)                                                        $  291,000            None
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (11 units)                                                  77,000            None
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                                                 158,000            None
                                                                                  ----------
                                                                                     526,000
                                                                                  ----------
                                                                                  $6,027,000
                                                                                  ==========

                            BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                            COLUMN A                               COLUMN B            COLUMN C           COLUMN D       COLUMN E
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
                                                                                                           PERIODIC
                                                                                      MATURITY             PAYMENT         PRIOR
                          DESCRIPTION                              INTEREST             DATE                TERMS          LIENS
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1995:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              1999           $36,600/mo.(a)       None
      SEW Investors (S.W. Washington, D.C.)                         10%                 2000            95,700/mo.(b)       None
      Town Center East Investors (S.W. Washington, D.C.)            8-1/2%              2001             9,670/mo.          None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              2009            11,200/mo.(c)       None

  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (3 units)                                    9-1/2% to 13-1/2%  Various through 2013
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (6 units)                                 14-1/2%      Various through 2013
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                              8% to 13%             2004

                            COLUMN A                              COLUMN F        COLUMN G            COLUMN H
------------------------------------------------------------  ---------------  -------------  -----------------------
                                                                                               PRINCIPAL AMOUNT OF
                                                                                 CARRYING        LOANS SUBJECT TO
                                                                FACE AMOUNT      AMOUNT OF      DELINQUENT PRINCIPAL
                          DESCRIPTION                           OF MORTGAGES     MORTGAGES          OR INTEREST
------------------------------------------------------------  ---------------  -------------  -----------------------
FOR THE YEAR ENDED DECEMBER 31, 1995:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)       $4,350,000     $1,883,000            None
      SEW Investors (S.W. Washington, D.C.)                         9,300,000      2,293,000            None
      Town Center East Investors (S.W. Washington, D.C.)            1,200,000        473,000            None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        1,333,000      1,322,000            None
                                                                                  ----------
                                                                                  $5,971,000
                                                                                  ==========
  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (3 units)                                                        $  294,000            None
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (6 units)                                                  139,000            None
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                                                 189,000            None
                                                                                  ----------
                                                                                     622,000
                                                                                  ----------
                                                                                  $6,593,000
                                                                                  ==========

                            BRESLER & REINER, INC.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                            COLUMN A                               COLUMN B            COLUMN C           COLUMN D       COLUMN E
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
                                                                                                           PERIODIC
                                                                                      MATURITY             PAYMENT         PRIOR
                          DESCRIPTION                              INTEREST             DATE                TERMS          LIENS
------------------------------------------------------------  -----------------  --------------------  --------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              1999           $36,600/mo.(a)       None
      SEW Investors (S.W. Washington, D.C.)                         12%                 1995            95,700/mo.(b)       None
      Town Center East Investors (S.W. Washington, D.C.)            8-1/2%              1996             9,670/mo.          None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        9-1/2%              2009            11,200/mo.(c)       None

  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (5 units)                                    9-1/2% to 13-1/2%  Various through 2013
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (7 units)                                 14-1/2%      Various through 2013
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                              8% to 13%             2004
    PNHG, Inc. (Philadelphia, PA)                                     9%                2012

                            COLUMN A                              COLUMN F        COLUMN G            COLUMN H
------------------------------------------------------------  ---------------  -------------  -----------------------
                                                                                               PRINCIPAL AMOUNT OF
                                                                                 CARRYING        LOANS SUBJECT TO
                                                                FACE AMOUNT      AMOUNT OF      DELINQUENT PRINCIPAL
                          DESCRIPTION                           OF MORTGAGES     MORTGAGES          OR INTEREST
------------------------------------------------------------  ---------------  -------------  -----------------------
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Related parties-
    Second mortgages:
      3rd Street Southwest Investors (S.W. Washington, D.C.)       $4,350,000     $1,948,000            None
      SEW Investors (S.W. Washington, D.C.)                         9,300,000      2,534,000            None
      Town Center East Investors (S.W. Washington, D.C.)            1,200,000        545,000            None
      3rd Street Southwest Investors (S.W. Washington, D.C.)        1,333,000      1,331,000            None
                                                                                  ----------
                                                                                  $6,358,000
                                                                                  ==========
  Other-
    First mortgages:
      Home loans (Montgomery County, Maryland) ($50,000 to
       $159,000) (8 units)                                                        $  484,000            None
    Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (11 units)                                                 155,000            None
    Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                                                 202,000            None
    PNHG, Inc. (Philadelphia, PA)                                                         --            None
                                                                                  ----------
                                                                                     841,000
                                                                                  ----------
                                                                                  $7,199,000
                                                                                  ==========

                            BRESLER & REINER, INC.

                             NOTES TO SCHEDULE IV

                                             1996        1995        1994
                                          ----------  ----------  -----------
CARRYING VALUE AT JANUARY 1               $6,593,000  $7,199,000  $ 9,038,000
  Additions during period-
    New mortgage loans                            --      80,000    1,333,000
                                          ----------  ----------  -----------
                                           6,593,000   7,279,000   10,371,000
  Deductions during period-
    Collections of principal                 566,000     686,000    3,172,000
                                          ----------  ----------  -----------
CARRYING VALUE AT DECEMBER 31             $6,027,000  $6,593,000  $ 7,199,000
                                          ==========  ==========  ===========

(a) The terms of this agreement call for a final payment of $2,838,000 due in 1999.

(b) The terms of this agreement call for a final payment of $1,031,000 due in 2000.

(c) The terms of this agreement call for a final payment of $1,082,000 due in 2009.

     (b) Reports on Form 8-K.  Registrant filed a Form 8-K on December 30, 1996
         -------------------
with regard to Item 1 "Changes in Control of Registrant". The date of the earliest event reported was December 23, 1996.

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

Exhibit 21     Subsidiaries of Registrant.                      66

Exhibit 27     Financial Data Schedule.                         67

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



                                                  BRESLER & REINER, INC.
                                                  ----------------------
                                                       (Registrant)

Date:  March 25, 1997                             /s/ Charles S. Bresler
                                                  ------------------------------
                                                  Charles S. Bresler, Chairman
                                                  of the Board
                                                  (Chief Executive Officer)

Date:  March 25, 1997                             /s/ William L. Oshinsky
                                                  ------------------------------
                                                  William L. Oshinsky, Treasurer
                                                  (Chief Financial and Chief
                                                  Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          The following persons constitute a majority of the Board of Directors of Registrant.

Date:  March 25, 1997                             /s/ Charles S. Bresler
                                                  ------------------------------
                                                  Charles S. Bresler, Director

Date:  March 25, 1997                             /s/ William L. Oshinsky
                                                  ------------------------------
                                                  William L. Oshinsky, Director

Date:  March 25, 1997                             /s/ Edwin Horowitz
                                                  ------------------------------
                                                  Edwin Horowitz, Director

Date:  March 25, 1997                             /s/ Burton J. Reiner
                                                  ------------------------------
                                                  Burton J. Reiner, Director

Date:  March 25, 1997                             /s/ Stanley S. DeRisio
                                                  ------------------------------
                                                  Stanley S. DeRisio, Director


Date:  March 25, 1997                             /s/ Ralph S. Childs, Jr.
                                                  ------------------------------
                                                  Ralph S. Childs, Jr., Director