Form 10-Q
period 1997-03-31
BRESLER & REINER INC
filed 1997-05-01
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT


For Quarter Ended March 31, 1997 Commission File No. 06201


                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                        52-0903024
-------------------------------                         ------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                                Identification)

401 M Street, S.W., Washington, D.C.                              20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                         (Zip Code)

Registrant's telephone number including area code:      (202) 488-8800
                                                  ------------------------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.


Yes:  X    No:
    ------    ------

Number of Shares of Common Stock
Outstanding May 1, 1997: 2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                 -------------

                                        Mar. 31, 1997                 DEC. 31, 1996
                                       ---------------              ---------------
                                         (Unaudited)
Rental Property and Equipment, Net     $    36,359,000              $    36,488,000
Construction in Process                      8,268,000                    8,035,000
Homes Held for Sale                          2,656,000                    3,169,000
Land Held for Sale                           4,704,000                    4,770,000
Investments                                 11,761,000                   13,303,000
Receivables:
   Mortgages and Notes, Affiliates           5,377,000                    5,501,000
   Mortgages and Notes, Other                1,058,000                    1,094,000
   Direct Financing Leases                     102,000                      126,000
   Other                                     1,912,000                    1,300,000
Investment In and Advances To
 Joint Ventures and Partnerships             4,096,000                    4,366,000
Cash and Cash Equivalents                    5,228,000                    6,761,000
Cash Deposits Held in Escrow                 6,616,000                    3,427,000
Income Taxes Receivable                            -0-                       32,000
Due From Affiliates                            255,000                          -0-
Deferred Charges and Other Assets            6,588,000                    6,554,000
                                        --------------              ---------------
                                        $   94,980,000                $  94,926,000
                                        ==============              ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
   Notes Payable:
      Mortgages Payable                 $   21,850,000              $      22,202,000
      Leasing Equipment                         24,000                         36,000
   Accounts Payable                          1,773,000                      2,662,000
   Accrued Expenses                            593,000                        742,000
   Due To  Affiliates                              -0-                        577,000
   Deposits                                    221,000                        253,000
   Deferred Income                             324,000                        325,000
   Income Taxes Payable                        390,000                            -0-
   Deferred Income Taxes Payable             2,694,000                      2,694,000
                                          ------------                 --------------
          Total Liabilities                 27,869,000                     29,491,000

Minority Interest                              211,000                        193,000

Shareholders' Equity                        66,900,000                     65,242,000
                                          ------------                 --------------

                                          $ 94,980,000                  $  94,926,000
                                          ============                  =============

                   BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                              1997                          1996
                                                           ------------                 ------------
                                                                                         (Restated)
Revenues:
   Sales of Homes                                          $  1,334,000                 $  1,775,000
   Other Construction (Net)                                     249,000                      260,000
   Rentals - Apartments                                         609,000                      604,000
   Rentals - Commercial                                       2,866,000                    2,803,000
   Hotel Income                                               1,149,000                    1,238,000
   Management Fees, Affiliates                                  212,000                      214,000
   Leasing Fee, Affiliates                                      187,000                      187,000
   Interest:
     Affiliates                                                 222,000                      244,000
     Other                                                      334,000                      309,000
   Gain on Sale Of Realty Interests                             309,000                      105,000
   Equipment Leasing & Vending                                   40,000                       49,000
   Income From Equity Investments                               223,000                      211,000
   Other                                                          8,000                        9,000
                                                           ------------                 ------------
                                                              7,742,000                    8,008,000
                                                           ------------                 ------------

Costs And Expenses:
   Cost of Home Sales                                         1,201,000                    1,692,000
   Rentals - Apartments                                         370,000                      478,000
   Rentals - Commercial                                       1,094,000                    1,140,000
   Hotel Expenses                                             1,082,000                    1,134,000
   Land Development Expense                                      27,000                       26,000
   General And Administrative                                   520,000                      471,000
   Interest Expense                                             503,000                      752,000
   Equipment Leasing & Vending                                   14,000                       40,000
   Reserve for Advances to Partnerships                         118,000                          -0-
                                                           ------------                 ------------
                                                              4,929,000                    5,733,000
                                                           ------------                 ------------

Net Income Before Income Taxes And
 Minority Interest                                            2,813,000                    2,275,000

Income Taxes                                                  1,137,000                      798,000

Minority Interest                                                18,000                        5,000
                                                           ------------                 ------------

Net Income                                                 $  1,658,000                 $  1,472,000
                                                           ============                 ============

Earnings Per Common Share                                  $       0.59                 $       0.53

                                                           ============                 ============

Weighted Average Number of Common
      Shares Outstanding                                      2,792,653                    2,792,653
                                                           ============                 ============


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                       1997                   1996
                                                                   -----------            ------------
                                                                                           (RESTATED)
Cash Flows from Operating Activities:
 Net Income                                                        $ 1,658,000            $  1,472,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided by Operating Activities:
    Depreciation & Amortization                                        544,000                 549,000
    Gain on Sale of Realty Interest                                   (309,000)               (105,000)
    Direct Financing Lease Payments                                     54,000                 242,000
    Amortization of Investment in Direct
      Financing Leases                                                  (1,000)                 (2,000)
    Proceeds From Sale of Equipment Under
      Direct Financing Leases                                              -0-                 173,000
    (Income) Loss From Equity Investments                             (223,000)               (211,000)
    Other                                                              (29,000)                (24,000)
    Changes in Other Assets & Liabilities:
       (Increase) Decrease In:
        Construction in Process                                       (233,000)                311,000
        Homes Held for Sale                                            513,000                (142,000)
        Mortgages & Notes Receivable                                   469,000                 239,000
        Income Taxes Receivable                                         32,000                 474,000
        Other Assets                                                  (641,000)                282,000
        Increase (Decrease) In Other Liabilities                    (1,495,000)             (1,597,000)
                                                                  ------------            ------------
         Total Adjustments                                          (1,319,000)                189,000
                                                                  ------------            ------------
Net Cash Provided By Operating Activities                              339,000               1,661,000
                                                                  ------------            ------------

Cash Flows From Investing Activities:
    Investment in Joint Ventures                                       493,000                (575,000)
    Investment in US Treasury Instruments                            1,542,000              (1,094,000)
    Other                                                             (354,000)               (163,000)
                                                                  ------------            ------------
Net Cash Provided By (Used In) Investing Activities                  1,681,000              (1,832,000)
                                                                  ------------            ------------


Cash Flows From Financing Activities:
    Repayment of Notes Payable                                        (364,000)               (958,000)
                                                                  ------------            ------------
Net Cash Used In Financing Activities                                 (364,000)               (958,000)
                                                                  ------------            ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                                    1,656,000              (1,129,000)

Cash and Cash Equivalents And Cash Deposits Held
 in Escrow at Beginning of Year                                     10,188,000               9,547,000
                                                                  ------------            ------------

Cash and Cash Equivalents And Cash Deposits Held
 in Escrow at End of Period                                       $ 11,844,000            $  8,418,000
                                                                  ============            ============

                                                                      1997                   1996
                                                                   ---------               ---------
                                                                                           (RESTATED)
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest (Net of Amount Capitalized)                              $515,000                $783,000
  Income Taxes                                                       642,000                 324,000

Supplemental Disclosure of Non-Cash Activities:
  Escrowed Cash Deposits Received                                     53,000                  30,000
  Escrowed Cash Deposits Refunded                                     85,000                  26,000


                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

GENERAL:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior years' financial statements to conform to the classification used in the current year.

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $300,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At March 31, 1997, the Company had approximately $2,587,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

   Sales of Homes and Lots.  Included  are sales of 10 homes in the first three
  -------------------------
months of 1997 as compared with 13 homes in 1996.

   Registrant's backlog of homes under contract of sale as of March 31 was 22 in 1997 versus 24 in 1996. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

   Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense includes
   -------------------------------
the following related to the Colonnade Doubletree, a Baltimore, MD hotel, for the three months ended March 31:

                                  1997           1996
                                 -------        -------
     Income                      886,000        822,000
     Expense                     706,000        772,000
                                 -------        -------
     Net Before Taxes            180,000         50,000

The 1997 results reflects lower net income from a Holiday Inn as the result of the conversion to a Holiday Inn Express. The conversion is estimated to be completed by years end.

   Gain on Sale of Realty Interests.  The 1997 increase reflects the profit on
   ---------------------------------
the sale of a parcel of land in Montgomery County, MD in the amount of $187,000.

   Interest Expense.  The 1997 results reflect a reduction in interest expense
   -----------------
due to the December 1996 payoff of the Colonnade mortgage.

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

   During the three month period ended March 31, 1997, cash flow from operating, investing and financing activities resulted in an increase of $1,656,000 in cash
and cash equivalents.   Registrant generated cash flow of $339,000 from
operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $364,000.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K


   No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BRESLER & REINER, INC.
                                        (Registrant)


Date: May 1, 1997                   /s/ Burton J. Reiner
      -----------                   --------------------------------
                                        Burton J. Reiner, President

Date: May 1, 1997                   /s/ William Oshinsky
      -----------                   --------------------------------
                                        William Oshinsky, Treasurer
                                        (Principal Financial Officer)