Form 10-Q
period 1997-06-30
BRESLER & REINER INC
filed 1997-08-12
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 1997 Commission File No. 06201

                            BRESLER & REINER, INC.
            ------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                           52-0903024
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (IRS Employer Identification)
incorporation or organization)

  401 M Street, S.W., Washington, D.C.                         20024
---------------------------------------           -----------------------------
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

Number of Shares of Common Stock
Outstanding August 12, 1997: 2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                      ASSETS
                                      ------

                                                    June 30, 1997        Dec. 31, 1996
                                                    -------------        -------------
                                                     (Unaudited)
Rental Property and Equipment, Net                  $  36,382,000        $  36,488,000
Construction in Process                                 8,331,000            8,035,000
Homes Held for Sale                                     2,369,000            3,169,000
Land Held for Sale                                      4,673,000            4,770,000
Investments                                            13,068,000           13,303,000
Receivables:
     Mortgages and Notes, Affiliates                    5,250,000            5,501,000
     Mortgages and Notes, Other                         1,039,000            1,094,000
     Direct Financing Leases                               89,000              126,000
     Other                                              1,850,000            1,300,000
Investment In and Advances To
  Joint Ventures and Partnerships                       4,022,000            4,366,000
Cash and Cash Equivalents                               5,745,000            6,761,000
Cash Deposits Held in Escrow                            9,387,000            3,427,000
Income Taxes Receivable                                 -0-                    32,000
Deferred Charges and Other Assets                       6,230,000            6,554,000
                                                    -------------        -------------
                                                    $  98,435,000        $  94,926,000
                                                    =============        =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------
Liabilities:
     Notes Payable:
        Mortgages Payable                           $  21,490,000        $  22,202,000
        Leasing Equipment                                  12,000               36,000
     Accounts Payable                                   1,882,000            2,662,000
     Accrued Expenses                                     617,000              742,000
     Due To  Affiliates                                   518,000              577,000
     Deposits                                             238,000              253,000
     Deferred Income                                      327,000              325,000
     Income Taxes Payable                               1,394,000             -0-
     Deferred Income Taxes Payable                      2,694,000            2,694,000
                                                    -------------        -------------

        Total Liabilities                              29,172,000           29,491,000

Minority Interest                                         246,000              193,000

Shareholders' Equity                                   69,017,000           65,242,000
                                                    -------------        -------------

                                                    $  98,435,000        $  94,926,000
                                                    =============        =============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997                 1996
                                                     ------------         ------------
                                                                           (Restated)
Revenues:
     Sales of Homes                                  $  2,520,000         $  4,046,000
     Other Construction (Net)                             378,000              396,000
     Rentals - Apartments                               1,161,000            1,220,000
     Rentals - Commercial                               5,825,000            5,667,000
     Hotel Income                                       3,032,000            2,991,000
     Management Fees, Affiliates                          431,000              422,000
     Leasing Fee, Affiliates                              374,000              374,000
     Interest:
       Affiliates                                         438,000              482,000
       Other                                              690,000              636,000
     Gain on Sale Of Realty Interests                     428,000              212,000
     Equipment Leasing & Vending                           64,000               65,000
     Income From Equity Investments                       425,000              427,000
     Other                                                 14,000               32,000
                                                     ------------         ------------
                                                       15,780,000           16,970,000
                                                     ------------         ------------

Costs And Expenses:
     Cost of Home Sales                                 2,342,000            3,750,000
     Rentals - Apartments                                 742,000              883,000
     Rentals - Commercial                               2,101,000            2,171,000
     Hotel Expenses                                     2,342,000            2,380,000
     Land Development Expense                              51,000               51,000
     General And Administrative                           945,000              946,000
     Interest Expense                                   1,045,000            1,490,000
     Equipment Leasing & Vending                           26,000               52,000
     Reserve for Advances to Partnerships                 151,000             -0-
                                                     ------------         ------------
                                                        9,745,000           11,723,000
                                                     ------------         ------------

Net Income Before Income Taxes And
  Minority Interest                                     6,035,000            5,247,000

Income Taxes                                            2,207,000            1,836,000

Minority Interest                                          53,000               26,000
                                                     ------------         ------------

Net Income                                           $  3,775,000         $  3,385,000
                                                     ============         ============
Earnings Per Common Share                            $       1.35         $       1.21
                                                     ============         ============

Weighted Average Number of Common
        Shares Outstanding                              2,792,653            2,792,653
                                                     ============         ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997                 1996
                                                     ------------         ------------
                                                                           (Restated)
Revenues:
     Sales of Homes                                  $  1,186,000         $  2,271,000
     Other Construction (Net)                             129,000              136,000
     Rentals - Apartments                                 552,000              616,000
     Rentals - Commercial                               2,959,000            2,864,000
     Hotel Income                                       1,883,000            1,753,000
     Management Fees, Affiliates                          219,000              208,000
     Leasing Fee, Affiliates                              187,000              187,000
     Interest:
       Affiliates                                         216,000              238,000
       Other                                              356,000              327,000
     Gain on Sale Of Realty Interests                     119,000              107,000
     Equipment Leasing & Vending                           24,000               16,000
     Income From Equity Investments                       202,000              216,000
     Other                                                  6,000               23,000
                                                     ------------         ------------
                                                        8,038,000            8,962,000
                                                     ------------         ------------

Costs And Expenses:
     Cost of Home Sales                                 1,141,000            2,058,000
     Rentals - Apartments                                 372,000              404,000
     Rentals - Commercial                               1,007,000            1,032,000
     Hotel Expenses                                     1,260,000            1,246,000
     Land Development Expense                              24,000               25,000
     General And Administrative                           425,000              475,000
     Interest Expense                                     542,000              738,000
     Equipment Leasing & Vending                           12,000               12,000
     Reserve for Advances to Partnerships                  33,000             -0-
                                                     ------------         ------------
                                                        4,816,000            5,990,000
                                                     ------------         ------------

Net Income Before Income Taxes And
  Minority Interest                                     3,222,000            2,972,000

Income Taxes                                            1,070,000            1,038,000

Minority Interest                                          35,000               21,000
                                                     ------------         ------------

Net Income                                           $  2,117,000         $  1,913,000
                                                     ============         ============

Earnings Per Common Share                            $       0.76         $       0.68
                                                     ============         ============

Weighted Average Number of Common
        Shares Outstanding                              2,792,653            2,792,653
                                                     ============         ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                1997                  1996
                                                                              -----------          -----------
                                                                                                    (Restated)
Cash Flows from Operating Activities:
  Net Income                                                                  $ 3,775,000          $ 3,385,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                               1,090,000            1,058,000
      Gain on Sale of Realty Interest                                            (428,000)            (212,000)
      Direct Financing Lease Payments                                              57,000              630,000
      Amortization of Investment in Direct
        Financing Leases                                                           (1,000)              (4,000)
      Proceeds From Sale of Equipment Under
        Direct Financing Leases                                                    10,000              173,000
      (Income) Loss From Equity Investments                                      (425,000)            (427,000)
      Other                                                                       (29,000)             (24,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                                              (296,000)           1,090,000
            Homes Held for Sale                                                   800,000              104,000
            Mortgages & Notes Receivable                                          734,000              509,000
            Income Taxes Receivable                                                32,000              991,000
            Other Assets                                                         (251,000)            (620,000)
            Increase (Decrease) In Other Liabilities                              470,000           (2,670,000)
                                                                              -----------          -----------
                 Total Adjustments                                              1,763,000              598,000
                                                                              -----------          -----------
Net Cash Provided By Operating Activities                                       5,538,000            3,983,000
                                                                              -----------          -----------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                                                769,000             (345,000)
      Investment in US Treasury Instruments                                       235,000           (4,249,000)
      Other                                                                      (862,000)            (210,000)
                                                                              -----------          -----------
Net Cash Provided By (Used In) Investing Activities                               142,000           (4,804,000)
                                                                              -----------          -----------


Cash Flows From Financing Activities:
      Repayment of Notes Payable                                                 (736,000)          (1,409,000)
                                                                              -----------          -----------
Net Cash Used In Financing Activities                                            (736,000)          (1,409,000)
                                                                              -----------          -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                              4,944,000           (2,230,000)

Cash and Cash Equivalents And Cash Deposits Held
  in Escrow at Beginning of Year                                               10,188,000            9,547,000
                                                                              -----------          -----------

Cash and Cash Equivalents And Cash Deposits Held
  in Escrow at End of Period                                                  $15,132,000          $ 7,317,000
                                                                              ===========          ===========

Page Two
Consolidated Statements of Cash Flows

                                                         1997                1996
                                                     -----------          -----------
                                                                          (Restated)
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)             $ 1,060,000          $ 1,511,000
    Income Taxes                                         781,000              679,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                       93,000               60,000
    Escrowed Cash Deposits Refunded                      107,000               80,000


                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

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

COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $214,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At June 30, 1997, the Company had approximately $2,533,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2.  MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

     Sales of Homes and Lots. Included are sales of 18 homes and one lot in the
     ------------------------
first six months of 1997 as compared with 29 homes and no lots in 1996. In the second quarter, sales of homes were 8 and one lot in 1997 and 16 homes and no lots in 1996. The 1997 decline in home sales is the result of an economic downturn in the residential sector of the real estate industry in the Washington, DC metropolitan area.

     Registrant's backlog of homes under contract of sale as of June 30 was 25 in 1997 versus 16 in 1996. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense includes
     ------------     --------------
the following related to the Colonnade Doubletree, a Baltimore, MD hotel, for the six months ended June 30:

                           1997       1996
                         ---------  ---------
     Income              2,299,000  1,978,000
     Expense             1,562,000  1,594,000
                         ---------  ---------
     Net Before Taxes      737,000    384,000

The 1997 results reflects lower net income from a Holiday Inn because it is in the process of converting to a Holiday Inn Express. The conversion is estimated to be completed prior to the end of the year.

      Interest Expense.  The l997 results reflect a reduction in interest
      -----------------
expense due to the December 1996 payoff of the Colonnade mortgage.

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

     During the six month period ended June 30, l997, cash flow from operating, investing and financing activities resulted in an increase of $4,944,000 in cash and cash equivalents. Registrant generated cash flow of $5,538,000 from operating activities.

Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $736,000.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K

     No reports on From 8-K have been filed during the quarter ended June 30, 1997.

                         S  I  G  N  A  T  U  R  E  S

            Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRESLER & REINER, INC.
                                    (Registrant)



Date: August 12, 1997           /S/  Burton J. Reiner
                                -----------------------------------
                                     Burton J. Reiner, President


Date: August 12, 1997           /S/  William Oshinsky
                                -----------------------------------
                                     William Oshinsky, Treasurer
                                      (Principal Financial Officer)