Form 10-Q
period 1997-09-30
BRESLER & REINER INC
filed 1997-11-06
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 1997 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

           DELAWARE                                       52-0903024
--------------------------------              ----------------------------------
(State or other jurisdiction of                 (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                            20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number including area code:          (202) 488-8800
                                                   ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:  X      No:
     ---         ---

Number of Shares of Common Stock
Outstanding November 6, 1997:  2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                    ------

                                                   Sept. 30, 1997        Dec. 31, 1996
                                                  ----------------       --------------
                                                     (Unaudited)
Rental Property and Equipment, Net                   $ 36,354,000          $36,488,000
Construction in Process                                 8,506,000            8,035,000
Homes Held for Sale                                     1,822,000            3,169,000
Land Held for Sale                                      4,644,000            4,770,000
Receivables:
     Mortgages and Notes, Affiliates                    5,118,000            5,501,000
     Mortgages and Notes, Other                         1,009,000            1,094,000
     Direct Financing Leases                               30,000              126,000
     Other                                              2,345,000            1,300,000
Investment In and Advances To
  Joint Ventures and Partnerships                       2,400,000            4,366,000
Cash and Cash Equivalents                              14,620,000            6,761,000
Cash Deposits Held in Escrow                            5,437,000            3,427,000
Investments                                            11,647,000           13,303,000
Income Taxes Receivable                                    42,000               32,000
Deferred Charges and Other Assets                       6,455,000            6,554,000
                                                     ------------          -----------
                                                     $100,429,000          $94,926,000
                                                     ============          ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Notes Payable:
        Mortgages Payable                            $ 21,122,000          $22,202,000
        Leasing Equipment                               -0-                     36,000
     Accounts Payable                                   2,239,000            2,662,000
     Accrued Expenses                                     583,000              742,000
     Deposits                                             258,000              253,000
     Deferred Income                                      325,000              325,000
     Income Taxes Payable                               1,407,000             -0-
     Deferred Income Taxes Payable                      2,694,000            2,694,000
     Due To  Affiliates                                   558,000              577,000
                                                     ------------          -----------
        Total Liabilities                              29,186,000           29,491,000

Minority Interest                                         269,000              193,000

Shareholders' Equity                                   70,974,000           65,242,000
                                                     ------------          -----------
                                                     $100,429,000          $94,926,000
                                                     ============          ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                 1997                 1996
                                              ------------        ------------
Revenues:
     Sales of Homes                           $  3,536,000        $  6,650,000
     Other Construction (Net)                      600,000             678,000
     Rentals - Apartments                        1,763,000           1,761,000
     Rentals - Commercial                        8,965,000           8,464,000
     Hotel Income                                4,631,000           4,591,000
     Management Fees, Affiliates                   671,000             638,000
     Leasing Fee, Affiliates                       561,000             561,000
     Interest:
       Affiliates                                  648,000             742,000
       Other                                     1,142,000             932,000
     Gain on Sale Of Realty Interests              549,000             323,000
     Equipment Leasing & Vending                    79,000              91,000
     Income From Equity Investments                660,000             636,000
     Gain on Commercial Paper                      377,000                 -0-
     Other                                          20,000              50,000
                                              ------------        ------------
                                                24,202,000          26,117,000
                                              ------------        ------------

Costs And Expenses:
     Cost of Home Sales                          3,294,000           6,358,000
     Rentals - Apartments                        1,138,000           1,275,000
     Rentals - Commercial                        3,205,000           3,238,000
     Hotel Expenses                              3,592,000           3,630,000
     Land Development Expense                       97,000              80,000
     General And Administrative                  1,340,000           1,381,000
     Interest Expense                            1,534,000           2,221,000
     Equipment Leasing & Vending                    41,000              68,000
     Provision for Write Down of Construction      650,000                 -0-
     Reserve for Advances to Partnerships          110,000                 -0-
                                              ------------        ------------
                                                15,001,000          18,251,000
                                              ------------        ------------

Net Income Before Income Taxes And
  Minority Interest                              9,201,000           7,866,000

Income Taxes                                     3,393,000           2,957,000

Minority Interest                                   76,000              44,000
                                              ------------        ------------

Net Income                                    $  5,732,000        $  4,865,000
                                              ============        ============

Earnings Per Common Share                     $       2.05        $       1.74
                                              ============        ============

Weighted Average Number of Common
        Shares Outstanding                       2,792,653           2,792,653
                                              ============        ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                          1997                 1996
                                                       ----------           ----------
Revenues:
     Sales of Homes                                    $1,016,000           $2,604,000
     Other Construction (Net)                             222,000              282,000
     Rentals - Apartments                                 602,000              541,000
     Rentals - Commercial                               3,140,000            2,797,000
     Hotel Income                                       1,599,000            1,600,000
     Management Fees, Affiliates                          240,000              216,000
     Leasing Fee, Affiliates                              187,000              187,000
     Interest:
       Affiliates                                         210,000              260,000
       Other                                              452,000              296,000
     Gain on Sale Of Realty Interests                     121,000              111,000
     Equipment Leasing & Vending                           15,000               26,000
     Income From Equity Investments                       235,000              209,000
     Gain on Commercial Paper                             377,000                  -0-
     Other                                                  6,000               18,000
                                                      -----------           ----------
                                                        8,422,000            9,147,000
                                                      -----------           ----------

Costs And Expenses:
     Cost of Home Sales                                   952,000            2,608,000
     Rentals - Apartments                                 396,000              392,000
     Rentals - Commercial                               1,104,000            1,067,000
     Hotel Expenses                                     1,250,000            1,250,000
     Land Development Expense                              46,000               29,000
     General And Administrative                           395,000              435,000
     Interest Expense                                     489,000              731,000
     Equipment Leasing & Vending                           15,000               16,000
     Provision for Write Down of Construction             650,000                  -0-
     Reserve for Advances to Partnerships                (41,000)                  -0-
                                                      -----------           ----------
                                                        5,256,000            6,528,000
                                                      -----------           ----------

Net Income Before Income Taxes And
  Minority Interest                                     3,166,000            2,619,000

Income Taxes                                            1,186,000            1,121,000

Minority Interest                                          23,000               18,000
                                                      -----------           ----------

Net Income                                            $ 1,957,000           $1,480,000
                                                      ===========           ==========

Earnings Per Common Share                             $      0.70           $     0.53
                                                      ===========           ==========

Weighted Average Number of Common
        Shares Outstanding                              2,792,653            2,792,653
                                                      ===========           ==========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                   1997                 1996
                                                                -----------          -----------
Cash Flows from Operating Activities:
  Net Income                                                    $ 5,732,000          $ 4,865,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                 1,636,000            1,637,000
      Provision for Write Down of Construction                      650,000              -0-
      Gain on Sale of Realty Interest                              (549,000)            (324,000)
      Direct Financing Lease Payments                                57,000              646,000
      Amortization of Investment in Direct
        Financing Leases                                            (22,000)              (6,000)
      Proceeds From Sale of Equipment Under
        Direct Financing Leases                                      90,000              230,000
      (Income) Loss From Equity Investments                        (660,000)            (636,000)
      Other                                                         (29,000)             (31,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                              (1,121,000)           1,919,000
            Homes Held for Sale                                   1,347,000              217,000
            Mortgages & Notes Receivable                          1,017,000              759,000
            Income Taxes Receivable                                 (10,000)             991,000
            Other Assets                                         (1,005,000)          (3,370,000)
            Increase (Decrease) In Other Liabilities                887,000           (1,570,000)
                                                                -----------          -----------
                 Total Adjustments                                2,288,000              462,000
                                                                -----------          -----------
Net Cash Provided By Operating Activities                         8,020,000            5,327,000
                                                                -----------          -----------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                                2,626,000               56,000
      Net Maturities of US Treasury Instruments                   1,656,000           (6,970,000)
      Other                                                      (1,317,000)            (609,000)
                                                                -----------          -----------
Net Cash Provided By (Used In) Investing Activities               2,965,000           (7,523,000)
                                                                -----------          -----------

Cash Flows From Financing Activities:
      Repayment of Notes Payable                                 (1,116,000)          (1,871,000)
                                                                -----------          -----------
Net Cash Used In Financing Activities                            (1,116,000)          (1,871,000)
                                                                -----------          -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                9,869,000           (4,067,000)

Cash and Cash Equivalents And Cash Deposits Held
  in Escrow at Beginning of Year                                 10,188,000            9,547,000
                                                                -----------          -----------

Cash and Cash Equivalents And Cash Deposits Held
  in Escrow at End of Period                                    $20,057,000          $ 5,480,000
                                                                ===========          ===========

Page Two
Consolidated Statements of Cash Flows

                                                         1997                1996
                                                      ----------         -----------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)              $1,552,000           $2,261,000
    Income Taxes                                       2,042,000              950,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                      138,000              102,000
    Escrowed Cash Deposits Refunded                      143,000              126,000


                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

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

     During 1990 and 1989, the Company purchased limited partnership interests in partnerships. The interests acquired range from 79% to 99%. The partnerships generated low income housing tax credits. Capital contributions by the Company are payable in annual installments over the ten years such tax credits are available. The amount of projected contributions are to be adjusted annually as a percentage of tax benefits derived. The Company estimates that the annual tax benefits will be sufficient to fund the annual capital contributions.

     At September 30, 1997, the Company had approximately $2,099,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

      Sales of Homes and Lots.  25 homes and two lots were sold  in the first
     ------------------------
nine months of 1997 compared with 48 homes and two lots in the same period of 1996. In the third quarter of 1997, 7 homes and one lot were sold versus 17 homes and no lots in the same period of 1996. Sales of homes have decreased due to market conditions in the area in which the Company is building.

     Registrant's backlog of homes under contract of sale as of September 30 was 30 in 1997 versus 25 in 1996. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement. There is no assurance that all of the backlog will settle in 1997.

      Rentals - Apartments: Income and Expenses. Rental income from apartments
      ------------------------------------------
was $1,763,000 in the nine months of 1997 as compared to $1,761,000 for the same period in 1996. Income for the third quarter of 1997 increased by 11.25% over the like period in 1996. Expenses for the first nine months of 1997 was $1,138,000 as compared to $1,275,000 in 1996, a 10.75% decrease. Expenses for the third quarter of 1997 were constant with the third quarter of 1996. The reduction in expenses is the result of Registrant delivering rental units in the first half of 1996 to the condominium association. The condominium association assumed the rental and operations of these units pending a final disposition of these units. The loss of income from these units was offset by higher occupancy from other rental projects.

       Rentals - Commercial: Income and Expenses. Rental income from commercial
       ------------------------------------------
operations was $8,965,000 in the first nine months of 1997 as compared to $8,464,000 for the same period in 1996 or an increase of 6.0%. Income for the third quarter of 1997 increased by 12.25% over the same period in 1996. These increases are primarily due to higher occupancy. Expenses for the first nine months of 1997 were $3,205,000 as compared to $3,238,000 in 1996. Expenses for the third quarter of 1997 increased by 3.50% over the third quarter of 1996.

      Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect
      ------------     --------------
the operating results for the Company's two hotel properties for the nine months ended September 30, as follows:

                                Colonnade            Holiday Inn
                         --------------------  -----------------------
                           1997       1996        1997        1996
                         ---------  ---------  ----------  -----------
     Income              3,554,000  3,159,000  1,077,000     1,432,000
     Expense             2,419,000  2,441,000  1,173,000     1,189,000
                         ---------  ---------  ---------     ---------
     Net Before Taxes    1,135,000    718,000    (96,000)      243,000

The 1997 Colonnade results reflects increased income due to higher average room rates and greater occupancy. The 1997 Holiday Inn results reflects reduced net income due to remodeling and construction required by conversion to a Holiday Inn Express. The construction is estimated to be completed prior to the end of the year.

       Gain on Commercial Paper.  During the third quarter of 1997, Registrant
       -------------------------
received $377,398 as an additional payment of the global settlement between commercial paper creditors and the FDIC resulting from the failure of Washington Bancorporation in 1990.

       Interest Expense.  The l997 reduction in interest expense reflects the
       -----------------
December 1996 payoff of the Colonnade mortgage.

       Provision for Write Down of Construction.  During the third quarter of
       -----------------------------------------
1997, Registrant determined that the costs of one of its substantially completed construction projects exceeded current market valuation. The adjustment reduced the carrying cost to market value less cost of sales.

       Reserve for Advances to Partnerships.  Effective in 1997, Registrant
       -------------------------------------
determined that cash advances to a partnership operating at a loss are accounted for as a cost to the Company.

Assets
------

        Receivables-Other.  The increase in Receivables-Other is the result of
        ------------------
the GSA rent being paid in arrears and increased activities at the Colonnade has resulted in increased revenues and related receivables.

        Cash Deposits Held in Escrow. The increase reflects funds set aside for
        -----------------------------
the repayment, in December 1997, of the mortgage due on Registrant's portion of the Waterside Mall Complex in the amount of $5,200,000.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. The banking and finance communities continue to be adverse to most real estate lending, requiring increased coverage on debt, personal guarantees and significant owner investment in properties. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the nine month period ended September 30, l997, cash flow from operating, investing and financing activities resulted in an increase of $9,869,000 in cash and cash equivalents. Registrant generated cash flow of $8,020,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $1,116,000.

Disclaimer
----------

     Except for historical matters, the matters discussed in this Form 10-Q are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in operations, 2) market conditions for the Company's products, 3) the Company's ability to lease and re-lease, 4) development risks, 5) competition, and 6) changes in the economic climate.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

              (a)  Exhibit 27 - Financial Data Statement


              (b)  Reports on Form 8-K

      No reports on From 8-K have been filed during the quarter ended September 30, 1997.

                         S  I  G  N  A  T  U  R  E  S


          Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRESLER & REINER, INC.
                                            (Registrant)



Date: November 6, 1997                      /s/ Burton J. Reiner
                                            -------------------------------
                                            Burton J. Reiner, President


Date: November 6, 1997                      /s/ William Oshinsky
                                            -------------------------------
                                            William Oshinsky, Treasurer
                                            (Principal Financial Officer)