Form 10-K405
period 1997-12-31
BRESLER & REINER INC
filed 1998-03-31
CIK 14073

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20001


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997
                         -----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________
Commission File Number  0-6201
                        -------------------

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        52-0903424
----------------------------------              ---------------------------
(State or other Jurisdiction of             (IRS Employer Identification number)
incorporation or organization)

           401 M Street, S.W.
           Waterside Mall
           Washington, D.C.                                    20024
---------------------------------------               --------------------
(Address of principal executive office)                     (Zip Code)
Registrant's telephone number including area code:     (202) 488-8800
                                                       -------------------------
Securities registered pursuant to Section 12(b) of the Act:     None
 Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
                                     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this
Form 10-K.    [X]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 19, 1998 was 2,780,528 shares, and the aggregate market value of the shares held by non-affiliates (based upon $27.00 per share, the average of the high bid and low asked prices reported by The National Quotation Bureau) was approximately $15,480,072.

Documents Incorporated by Reference:
 Part III -- Item 10.  Directors and Executive Officers of Registrant
             Item 11.  Executive Compensation
             Item 12. Security Ownership of Certain Beneficial Owners and Management
             Item 13.  Certain Relationships and Related Transactions

          The information required by this Part will be incorporated by reference to a definitive proxy statement which Registrant intends to file with the

Commission pursuant to Regulation 14A involving the election of directors within 120 days after the end of its fiscal year.

         The Exhibit Index is found on page 50.

                                    PART I

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

          A.  Registrant's Homebuilding Projects
              ----------------------------------

           1.  Skyline Hill's, Price George's County, Maryland. This project
               -----------------------------------------------
consists of 179 single family homes and 43 townhomes. Five single family homes and nine townhouses were sold and settled in 1997. As of March 15, 1998, three townhouses were under contract of sale. 11 single family lots and 11 townhouses, together with one single family model and three townhouse models, remain unsold.

          23.  St. Mary's County, Maryland. This project consists of 64
               ---------------------------
subdivided lots, all of which have been sold, and 31 farmsteads, of 15 to 30 acres each. As of March 15, 1998, nine farmsteads totaling 210 acres remain to be sold.

           3. Oak Hill Towns, Prince George's County, Maryland. This project
              ------------------------------------------------
consists of 83 townhouses on an 11.1 acre tract. Eight townhomes were sold and settled during 1997. As of March 15, 1998, five homes are under contract of sale. When these homes are sold, the project will be completed.

        4.  Yorkshire Knolls, Prince George's Country, Maryland. This project
            ---------------------------------------------------
consists of 252 townhouses on a 31.5 acre tract. Clearing and grading for the entire project has been completed. 19 homes were sold and settled during 1997. As of March 15, 1998, 14 homes are under contract of sale. When these 14 homes are sold, 155 townhomes will remain to be developed and/or sold.

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

        B.  Joint Ventures with Sequoia Building Corporation of Virginia
            ------------------------------------------------------------
("Sequoia") at Manassas, Virginia. Starting in 1984, Registrant entered into a
---------------------------------
series of joint ventures and partnerships with Sequoia in Manassas, Prince William County, Virginia. In 1984, Registrant and Sequoia organized a limited partnership known as Paradise Developers ("Paradise") to develop a 418 acre tract of land in Manassas, Virginia (the "Tract"). The Tract yielded approximately 243 acres of residential land and 100 acres of commercial land after streets, recreation facilities, parks and schools.

        Registrant's subsidiary is the sole general partner and managing partner, owning a 50% partnership interest. Sequoia is a limited partner owning a 50% partnership interest.

        Registrant originally owned the Tract and Paradise purchased the Tract in two stages from Registrant in December, 1985 and September, 1986. The consideration for this purchase was a subordinated non-resource mortgage and note ("purchase money mortgage") in the original principal amount of $11,525,616. As of December 31, 1997, the balance due registrant on the purchase money mortgage was

$1,898,808. In addition, Registrant is due $1,510,837 in unpaid interest, which will be recognized in income when received.

           All of the residential land and 51 acres of the commercial land was sold prior to 1993. Paradise developed 18 acres of land into three commercial projects; the 7800 Building, a bank building and Paradise Sudley North Office Park. 31 acres of commercial land remain to be sold or developed.

          1.  7800 Building.  Paradise constructed a 15,460 square foot office
              --------------
building known as the 7800 Building on 1.52 acres of the Tract. Paradise deeded the property to Registrant's subsidiary in December, 1991. The building is 100% leased.

          2.  Bank Building.  This building of 3,478 rentable square feet on
              --------------
two-thirds of an acre is leased to NationsBank. The lease terminates in December, 2001, subject to NationsBank's option to renew for up to four successive five-year terms.

          3.  Paradise Sudley North Office Buildings.  Registrant's subsidiary
              ---------------------------------------
is the sole general partner of Paradise Sudley North Limited Partnership ("Sudley"), owner of a 16.35 acre parcel of the Tract, and owns a 55% general partnership interest. Registrant also owns a 43.75% limited partnership interest. A former employee of Sequoia owns the remaining 1.25% interest.

          Sudley has developed on this site four office buildings, which contain approximately 187,000 square feet of space, known as Buildings A, B, C and D.

               Building A, 22,608 square feet, is 96% leased.

               Building B, 62,420 square feet, is 59% leased.

               Building C, 33,120 square feet, is 62% leased.

               Building D, 69,374 square feet, is 100% leased to Prince William County, Virginia. The lease expires December 31, 1998. The lease provides that Prince William County may extend the term of the lease for up to ten years. Effective March 19, 1998, the term of the lease was extended through December 31, 2009. Prince William County may at its option extend the term of the lease for an additional five years by written notice on or before December 31, 2007. Building D and the 6.9 acres of land under Building D are owned by Paradise Sudley North Building D Partnership. Sudley is a 50% partner, with a right to a return of the value of its capital contribution before distributions to other partners. The other partners are non-affiliates. Sudley is responsible for managing day-to-day operations.

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

         As of December 31, 1997, approximately 93% of Registrant's apartment units were rented. In renting apartment units Registrant employs rental agents and uses model apartments, advertising in local newspapers and displays on the site. Each building or complex has a project manager employed by Registrant who supervises rentals and general operations.

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

         High Rise Office Buildings. Located in the Area are two matching 14
         --------------------------
story office buildings, which are leased and managed by Registrant. One building, with approximately 153,000 square feet, is owned by Trilon Plaza Company ("Trilon") an affiliate; the other building, with approximately, 173,000 square feet, is owned by Town Center East Investors ("TCELP"), a limited partnership in which Registrant holds a 46% interest and serves as the general partner.

         Trilon is a limited partnership, in which a substantial majority interest is owned by Messrs. Bresler and Reiner, whose wholly owned corporation is the general partner (other officers of Registrant hold minor interests) and the balance is owned by non-affiliates. Trilon's principal assets are its leasehold interests in the Area and the projects developed thereon.

         GSA Lease. The United States General Services Administration ("GSA")
         ---------
leases all of the two high rise buildings, as well as the second and third floors of the adjacent shopping-office center and a portion of another smaller structure (see "Shopping Center") at an annual rental of approximately $23.2 million for approximately 955,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). The GSA lease covers 89.4% of the total commercial and office space in the project. Approximately 327,550 square feet of the portion of the shopping center owned by Registrant (97.1% of Registrant's portion of the project) is included in the GSA lease at an annual rental of approximately $6.8 million. 72,000 square feet are owned by S.E.W. Investors, another affiliate. 173,000 square feet are owned by TCELP, in which Registrant has a 46% interest. Registrant acts as managing and leasing agent for Trilon, TCELP and S.E.W. Investors for their portions of the leased space. All four owners, including Registrant, are jointly and severally liable as landlord to GSA under the Lease. See "Management of Rental Properties".

         The GSA lease expires in September, 2002, and provides that the GSA may, on one year's notice, terminate the GSA lease at any time after September, 2000. The GSA has not given any notice of early termination.

      The Environmental Protection Agency ("EPA"), the principal occupant under the GSA lease, is in the process of relocating to new facilities and expects to vacate Registrant's buildings by some time in 2001. The GSA has been attempting to place other tenants in EPA space as it is vacated.

      In January, 1997 and February, 1998, the GSA leased an additional 5,000 square feet and 45,000 square feet, respectively, for use by the EPA. This office space was previously leased to unrelated commercial government contractors. These leases also will expire in September, 2002 and are subject to cancellation after September, 2000.

      Total GSA rental from Registrant's portion of the mall complex is currently $6.8 Million. Registrant also receives $748,500 in leasing fees and $476,300 in management fees per year as the result of the GSA lease. The commercial tenants in the mall complex also rely heavily on the GSA lease occupants. If GSA does not place other tenants in the space being vacated by EPA, the commercial tenants and Registrant may lose substantial revenue.

      The Southwest Community Council, in concert with the District of Columbia government, has commissioned a study by the Urban Land Institute ("ULI") to provide a detailed study and recommendations as to the use of the Waterside Mall complex, if and when the GSA lease terminates. The ULI study commenced on March 1, 1998. The written report should be available for publication by June, 1998.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Rental Income- Commerical" for more information.

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

      Southeast Section. On October 10, 1980, Registrant assigned its leasehold
      -----------------
interest in a portion ("Southeast Section") of the shopping-office center to S.E.W. Investors. The Southeast Section contains approximately 105,000 square feet of rentable space in the three story and basement building, of which approximately 49,000 square feet were completed prior to 1981. Tenant occupancy commenced in February, 1982, including 56,000 square feet leased to the GSA. S.E.W. Investors was organized by Registrant to acquire the Southeast Section. Registrant is the sole general partner, with a 1% interest. Of the limited partnership interests, 62% is held by non-affiliates and the remaining 37% is held by certain directors and officers of Registrant, including Charles S. Bresler, its Chairman of the Board and principal shareholder, and Burton J. Reiner, its President, director and principal shareholder. Registrant manages this building. See "Management of Rental Properties".

          Town Center East Apartment Buildings. On August 1, 1979, Registrant
          ------------------------------------
assigned its leasehold interest in two high rise apartment buildings in the redevelopment area, with 256 units,known as Town Center East Apartments,to Third Street Southwest Investors,a limited partnership. Registrant is the sole general partner in this limited partnership, with a 1% interest, and acts as management agent for the project. In this partnership, 90% of the limited partnership interests are held by unaffiliated persons, and the remaining 9% of the limited partnership interests are held by certain directors and officers of Registrant, including Charles S. Bresler, Chairman and Chief Executive Officer of Registrant and Burton J Reiner, its President. Registrant manages these buildings. See "Management of Rental Properties".

          Low Income Housing.  Registrant has interests in the following limited
          ------------------
partnerships which are operating low-income housing units:

          1.  Multi-State Projects. On November 15, 1988, Registrant purchased
              --------------------
99% limited partnerships interest in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1 1998, the projects were 95% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests is approximately $5,168,000 in the aggregate, of which $4,590,671 has been paid as of March 6, 1998. It is payable in annual installments over ten years such tax credit is available, commencing in March 1990, and is to be adjusted annually based on the annual tax benefits generated.

          2.  Windsor, Connecticut Project. On April 27, 1989, Registrant
              ----------------------------
purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former school house into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and is eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest,payable in installments over the ten (10) years the credits are available, is approximately $1,130,000,of which $664,000 was paid as of December 31, 1997. The purchase price is to be adjusted based on the tax benefits generated annually. The project is 90% occupied.

          3.  Orlando, Florida Project. On July 17, 1989, Registrant purchased a
              ------------------------
90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. The purchase price,other than the first installment, is to be adjusted based on the tax benefits generated annually,which may result in additional payments in the future. 91% of the apartments were occupied as of December 31, 1997.

          4.  St. Mary's County, Maryland Project. On November 22, 1989,
              -----------------------------------
Registrant purchased a 79% limited partnership interest in Foxchase Village

Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years after occupancy. The purchase price for the partnership interest was $3,200,000. 98% of the apartments were occupied as of December 31, 1997.

          Competition.  In each of the areas where Registrant's rental
          -----------
properties are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its properties in the District of Columbia are subject to rent control regulation.

          Management of Rental Properties.  Registrant, through a subsidiary,
          -------------------------------
has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interest as follows:

     Property Managed                 Compensation(1)            Expiration
     ----------------                 ---------------            ----------
414 apartment units (5)                    5%                December, 2000  (2) (3)
20 townhouses (6)                          5%                December, 2000  (2) (3)
390,000 square feet of office
    space                                  3% (10)           December, 1998  (4)
185,000 square feet of office
    space                                  3% (10)           December, 1998  (4)
256 apartment units (8)                    5%                September, 1999 (2) (3)
105,000 square feet of
    shopping-office
    center (9)                             3% (10)           December, 1998  (4)

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

    (5) This property is located in the Southwest Washington, D.C. Urban Renewal Area and is managed for Waterside Towers, L.L.C., an affiliate of the Registrant.

    (6) These properties are located in the Southwest Washington, D.C. Urban Renewal Area and are managed for Trilon Plaza Company and Waterside Towers, L.L.C., affiliates of the Registrant.

     (7) The project is described in "Southwest Washington, D.C. Urban Renewal Area" and is managed for TCELP, a partnership in which Registrant has a 46% interest and is the general partner.

     (8) These buildings are the Town Center East Apartments described in "Southwest Washington, D.C. Urban Renewal Area" and are managed for a partnership in which Registrant has a 1% interest and is general partner.

     (9) This property is managed for a partnership in which Registrant has a 1% interest and is a general partner. (See "Southwest Washington, D.C. Urban Renewal Area - Southeast Section" above.)

     (10) In addition, Registrant earns leasing fees of 5% of gross rents collected on the GSA Lease for these properties.

          Holiday Inn Express.  Registrant owns and operates a 151 room Holiday
          -------------------
Inn Express motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

          In March, 1997 Registrant commenced conversion of the facility from a Holiday Inn to a Holiday Inn Express. The conversion required substantial renovation of the Holiday Inn facility. Renovation was completed in December, 1997. Average occupancy in 1997 was 43%, compared to 52% in 1996. 1997 occupancy was severely reduced during the renovation period.

          Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The new Holiday Inn Express license agreement will expire in March, 2007.

          There are three other motels in the immediate vicinity of Registrant's motel in suburban Washington, D.C. The motel business in the Washington, D.C. area is highly competitive.

          The Colonnade, Baltimore, Maryland.  The Colonnade is a multi-purpose
          ----------------------------------
condominium apartment, hotel, office and retail building across from the Johns Hopkins University campus in Baltimore, Maryland. Registrant's portion of the building consists of 125 hotel rooms operated by Registrant as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. Hotel occupancy averaged 72% in 1997.

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

          The partnership has constructed 160 residential apartment units on approximately 14 acres of land in Orlando, Orange County, Florida. This land is contiguous to Registrant's low-income housing and market rate housing project in Orlando, Florida previously discussed under "Low Income Housing - Orlando, Florida Project". The Project was completed in January 1991, and is 92% occupied as of February 28, 1998.

          Convenience Stores. In June, 1986, Registrant acquired 16 Circle K
          -------------------
convenience store locations, in the southern and southeastern United States,for an aggregate consideration of $3,390,000. Registrant acquired title to each store building,but holds leasehold interests in the underlying parcels of land. All of the stores were under lease through February,2000 on a net basis, to Circle K Corporation,a large convenience store chain which operates the stores are under the name "Circle K." On May 15,1990, Circle K and certain if its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of 12 of the sixteen leases owned by Registrant. As of March 15, 1998, six of these stores are leased to unrelated parties (one of which is under contract to be sold). Registrant has sold four stores. The remaining two stores have not yet been sold or leased.

          Nursing Home. Registrant owns a New Jersey nursing home facility,
          -------------
Lakeview Manor, which it leases to an unaffiliated operating company.

          Lakeview Manor is a 120-bed nursing home facility in Lakewood, New Jersey. The skilled and intermediate care facility is located on State Road 88, Ocean County, New Jersey, approximately 60 miles south of New York City.
The one-story building of approximately 37,000 square feet, with brick exterior, is situated on 11 acres of land.

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

          Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 1997 of about $2,342,000.

          In February 1984 Registrant organized Tech-High Leasing Company, a general partnership in which it holds a 50% interest. The other 50% is held by a non-affiliated corporation. Registrant and its partner have each contributed $1,100,000. Tech-High currently owns transportation equipment with a net book value as of December 31, 1997 of approximately $700,000. The partnership debt on these acquisitions as of December 31, 1997, was approximately $826,000 of which Registrant is personally liable for approximately $165,000.

          Registrant currently is no longer entering into new equipment leases. The lease portfolio has been substantially reduced.

          Registrant, through a wholly owned subsidiary, has since August, 1987, conducted a coin operated telephone business, primarily in the Washington, D.C. metropolitan area. The telephones are now being serviced by a management company in Maryland.

Employment
----------

          On March 15, 1998, Registrant and its subsidiaries employed approximately 120 persons.

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

Item 2.   Properties.
          -----------

          Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

Item 3.   Legal Proceedings.
          ------------------

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

          The Complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totalling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs have filed a notice of appeal, and appeals are pending. The cases of fourteen primary plaintiffs and three loss of consortium plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not Applicable.

                         -----------------------------

                       Executive Officers of Registrant
                  (included pursuant to instruction 3 to Item
                           401(b) of Regulation S-K)

                                    Present Positions
                                    and Offices with          Date Elected
Name                      Age       Registrant                to Office
----                      ---       -----------------         ------------

Charles S. Bresler        70        Chief Executive           June 2, 1970
                                    Officer, Chairman
                                    of the Board
                                    and Director

Burton J. Reiner          69        President and             June 2, 1970
                                    Director

William L. Oshinsky       55        Treasurer and             April 6, 1994
                                    Director                  November 15, 1994

Edwin Horowitz            66        Secretary and             June 2, 1970
                                    Director

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


                                    PART II
                                    -------

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.
         --------------------------------------------------------------------

          Registrant's Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No dividends were declared or paid during the years reported.


Year Ended December 31, 1996
----------------------------

           Quarter                                Price
           --------------------------------------------
           1st                High                10.50
                              Low                 10.50
           --------------------------------------------
           2nd                High                10.50
                              Low                 10.50
           --------------------------------------------
           3rd                High                10.75
                              Low                 10.75
           --------------------------------------------
           4th                High                11.00
                              Low                 10.75
           --------------------------------------------


Year Ended December 31, 1997
----------------------------

           Quarter                                Price
           --------------------------------------------
           1st                High                11.50
                              Low                 11.00
           --------------------------------------------
           2nd                High                21.00
                              Low                 12.00
           --------------------------------------------
           3rd                High                21.50
                              Low                 21.00
           --------------------------------------------
           4th                High                21.50
                              Low                 20.25
           --------------------------------------------


          The above quotations, as reported by National Quotation Bureau, Inc., represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

          As of March 19, 1998, there were 145 record holders of Common Stock.

Item 6.  Selected Financial Data
         -----------------------


                                         1997               1996             1995*              1994*             1993*
                                         ----               ----             -----              -----             -----
Revenues                              $34,029,000        $35,143,000      $ 33,824,000       $ 39,563,000       $ 31,683,000
Net (loss) income before
extraordinary item and
cumulative effect of
accounting change                     $12,823,000        $10,805,000      $  4,404,000       $ (4,109,000)      $ (8,408,000)

Net income (loss)                     $ 8,265,000        $ 7,273,000      $  6,140,000       $  3,404,000       $ (5,133,000)
                                      ===========        ===========      ============       ============       ============
Earnings per common
share before
extraordinary item
and cumulative effect
of accounting change                      $  2.96            $  2.60           $  1.57            $ (1.45)           $ (2.96)

Earnings per common
share                                     $  2.96            $  2.60           $  2.18            $  1.20            $ (1.81)
                                          =======            =======           =======            =======            =======

Total Assets                          $97,522,000        $94,926,000      $100,419,000       $102,425,000       $151,544,000
                                      ===========        ===========      ============       ============       ============
Long Term
Obligations                           $15,667,000        $22,238,000      $ 33,729,000       $ 42,495,000       $ 91,336,000
                                      ===========        ===========      ============       ============       ============

Cash dividends
per common share                          (1)                (1)               (1)                (1)                (1)
                                      ===========        ===========      ============       ============       ============

------------------------------

     (1)  No dividends have been declared or paid.

      *   Restated to relect reclassifications.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

Results of Operations
---------------------

Sales of Homes and Lots
-----------------------

     During 1997, Registrant sold 41 homes and two lots for $5,757,000 as compared with 63 homes in 1996 totaling $8,669,000 and 56 homes and three lots totaling $8,117,000 in 1995.

Rental Income - Apartments and Commercial
-----------------------------------------

     Apartments.  Rental income from apartments in 1997 was $2,389,000, a 2.0%
     ----------
increase from $2,342,000 in 1996. Total units in 1997 were 294, with an average occupancy of 93% and an average monthly rental of $715, compared with 294 units, an 86% occupancy rate and average monthly rental of $719 for 1996. The increase in rental revenues in 1997 was primarily due to increased occupancy. Rental income from apartments in 1996 decreased 3.4% from $2,424,000 in 1995. Total units in 1995 were 370, with an average occupancy of 79% and an average monthly rental of $669. The decrease in apartment rental revenues in 1996 was primarily due to a reduction in the number of units, offset in part by higher occupancy and rental rates in the remaining units.

     Commercial.  Rental income from commercial properties in 1997 was
     ----------
$11,885,342, a 5.4% increase from $11,273,733 in 1996. Total commercial square footage is 543,6000. Average occupancy for 1997 was 92.4%, with an average annual rental of $20.52 per square foot. This compares with an 89.5% occupancy rate and average annual rental of $20.10 per square foot for 1996. The increase in commercial rental revenues in 1997 was primarily due to increased occupancy and higher per square foot rates. Commercial rental income in 1996 decreased 0.9% from $11,379,077 in 1995. Average occupancy in 1995 was 89.1%, with an average annual rental of $19.58 per square foot. The decrease in commercial rental revenues in 1996 was primarily due to the recognition in 1995 of income on elimination of certain reserves upon extension of the GSA lease. Commercial rental income for each year described above also included (i) rental income from Lakeview Manor nursing home of $579,538 per year, (ii) utility reimbursements from tenants and property tax refunds of $233,779 in 1997, $143,798 in 1996 and $22,454 in 1995, (iii) maintenance fees of $236,799 in 1997, $188,811 in 1996 and $136,450 in 1995, (iv) revenues from convenience store properties of $188,636 in 1997, $174,196 in 1996 and $187,702 in 1995, and (v) parking and other miscellaneous revenues of $184,832 in 1997, $225,377 in 1996 and $183,891 in 1995.

     The GSA lease contributed 28% and 22% of Registrant's total revenues in 1997 and 1996, respectively.

     Hotel.  Hotel revenues for 1997 were $6,137,000 compared to $5,890,000 for
     -----
1996 and $5,534,000 for 1995. Net income from all Hotel operations was $1,219,000 for 1997, compared to $1,021,000 for 1996 and $530,000 for 1995.

     Holiday Inn property 1997 and 1996 results reflect reduced revenues and increased expenses as the result of undergoing renovation to a Holiday Inn Express format.

     The Colonnade Doubletree revenues increased 12% in 1997 over 1996 ($4,726,000 compared to $4,217,000). This was the result of increased average room rates and occupancy. 1996 Colonnade Doubletree revenues increased 18% over 1995 revenues of

$3,570,000 as the result of increased average room rates. Net income from Colonnade operations was $1,534,000 in 1997, $928,000 in 1996 and $253,000 in
1995.  Average occupancy was 72%, 69% and 69% respectively.

Leasing Fees, Affiliates
------------------------

     The 1995, 1996 and 1997 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Other
---------------

     Interest income for 1997 increased as the result of higher yields on U.S. Treasury investments purchased by Registrant.

Income from Equity Investments
------------------------------

     The components of this Item are as follows:

   Year Ended December 31            1997             1996           1995
   ----------------------            ----             ----           ----

Orlando, Florida Apartments        $(17,000)        $(14,000)      $(72,000)
Town Center Office Building         792,000          779,000        809,000
Tech High Leasing Company           157,000           42,000         84,000
Other                               468,000(a)       (14,000)       180,000
                                 ----------         --------       --------
Total                            $1,400,000         $821,000       $641,000


(a) In accordance with generally accepted accounting principles, distributions in excess of basis from a partnership of $461,000 were included in 1997 "Other" income.

Revenue - Other
---------------

     Included for 1997 is $377,000 consisting of a payment from the settlement between the FDIC and commercial paper creditors resulting from the 1990 failure of Washington Bancorp. Included for 1996 is $232,000 from a non-recurring settlement.

Interest Expense
----------------

     The reduction in interest expense from $2,898,000 in 1996 to $1,975,000 in 1997 is primarily due to the 1996 payoff of the Colonnade mortgage.

Provision for Loss on Real Estate
---------------------------------

     Registrant elects to write down the costs of substantially-completed residential construction projects in excess of the market value of unsold units. The write-down was $650,000, $60,000 and $578,000 in 1997, 1996 and 1995,
respectively.

Expenses - Other
----------------

     Commencing in 1997, Registrant determined to expense cash advances to a partnership operating at loss. "Expenses - Other" for 1995 included, among other items, $545,000 representing a write-down of a receivable from a state Department of Public Welfare to reflect the amount allowed by the Department of Welfare.

General and Administrative
--------------------------

     The lower expenses in 1997, compared to 1996, reflected slightly lower administrative expenses. The lower expense in 1996, compared to 1995, reflects lower executive compensation and administrative expenses.

Extraordinary Item-Debt Elimination
-----------------------------------

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

     During the year ended December 31, 1997, Registrant generated cash flow from operating activities of $11,029,000. Cash flow from operating activities was used in investing activities of $11,000, which consisted of investments in U.S. Treasury instruments and other activities of $2,240,000, less proceeds of $2,251,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayments of notes payable and the purchase of treasury stock. Overall, cash flow from operating, investing and financing resulted in an increase of $4,215,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1997.

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

     During the year ended December 31, 1995, Registrant generated $11,264,000 in cash flow from operating activities. Cash flow from operating activities was used in investing activities of $393,000, which consisted of investments in U.S. Treasury instruments and other activities of $1,878,000, less proceeds of $1,485,000 related to investments in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable and the purchase of treasury stock. Overall, cash flow from operating, investing and financing resulted in an increase of $6,397,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1995.

Year 2000 Issue
---------------

     The Registrant continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, it is anticipated that the Year 2000 costs will result in 1998 and 1999. The Registrant does not expect these costs to have a material impact on the Registrant.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          The financial statements are listed under Item 14 in this annual report and are included therein.

          No supplementary data are supplied because none are required.

Item 9.   Disagreements on Accounting and Financial Disclosure.
          ----------------------------------------------------

          None.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant.
          ----------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

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

             (The remainder of this page intentionally left blank)

                                     Part IV



Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 10-K

                                                                           Page
                                                                           ----
A.   The following documents are filed as part of this report:

     1.   Financial Statements

          Bresler & Reiner, Inc. Consolidated Financial Statements:

             Report of Independent Public Accountants                        20

             Consolidated Balance Sheets                                  21-22

             Consolidated Statements of Income                               23

             Consolidated Statements of Changes in Shareholders' Equity      24

             Consolidated Statements of Cash Flows                        25-26

             Notes to Consolidated Financial Statements                   27-42

     2.   Financial Statement Schedules III and IV                        43-49

          Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

     3.   Exhibits                                                           50

          Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to Edwin Horowitz, Secretary, Bresler & Reiner, Inc., at 401 M Street, S.W., Washington, D.C. 20024, who will advise shareholders of the fee for any exhibit.

                    Report of Independent Public Accountants



To Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the "Company") and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                               /s/ Arthur Andersen LLP


Washington, D.C.
March 20, 1998

                             Bresler & Reiner, Inc.


                           Consolidated Balance Sheets
                        As of December 31, 1997 and 1996




                                     Assets

                                                     1997                1996
                                                 -----------         -----------
Rental property and equipment, net               $36,250,000         $36,488,000

Construction in process                            8,594,000           8,035,000

Homes held for sale                                1,135,000           3,169,000

Land held for sale                                 4,237,000           4,770,000

Receivables:
     Mortgages and notes, affiliates               4,984,000           5,501,000
     Mortgages and notes, other                      923,000           1,094,000
     Direct financing leases                             -               126,000
     Other                                         2,318,000           1,300,000

Investment in and advances to joint
ventures and partnerships                          3,515,000           4,366,000

Cash and cash equivalents                          5,762,000           6,761,000

Cash deposits held in escrow                       8,641,000           3,427,000

Investments                                       13,667,000          13,303,000

Income taxes receivable                            1,156,000              32,000

Deferred charges and other assets                  6,340,000           6,554,000
                                                 -----------         -----------
                  Total assets                   $97,522,000         $94,926,000
                                                 ===========         ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                             Bresler & Reiner, Inc.


                           Consolidated Balance Sheets
                        As of December 31, 1997 and 1996




                      Liabilities and Shareholders' Equity

                                                     1997          1996
                                                 -----------   -----------
Liabilities:
     Notes payable-
         Mortgages                               $15,667,000   $22,202,000
         Leasing equipment                               -          36,000
     Accounts payable, trade                       1,810,000     2,662,000
     Accrued expenses                                691,000       742,000
     Tenant deposits                                 249,000       253,000
     Deferred income                                 341,000       325,000
     Deferred income taxes payable                 5,186,000     2,694,000
     Due to affiliates                                16,000       577,000
                                                 -----------   -----------
                  Total liabilities               23,960,000    29,491,000


Minority interest                                    309,000       193,000

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.01 par value:
      4,000,000 shares authorized, 2,839,603
      shares issued, 2,780,528 and 2,792,653
      shares outstanding at December 31, 1997
      and 1996, respectively                          28,000        28,000

     Capital in excess of par                      7,565,000     7,565,000
     Retained earnings                            66,342,000    58,077,000
     Treasury stock                                 (682,000)     (428,000)
                                                 -----------   -----------
           Total shareholders' equity             73,253,000    65,242,000
                                                 -----------   -----------
           Total liabilities and                 $97,522,000   $94,926,000
            shareholders' equity                 ===========   ===========


The accompanying notes are an integral part of these consolidated statements.

                             Bresler & Reiner, Inc.


                        Consolidated Statements of Income
              For the Years Ended December 31, 1997, 1996, and 1995


                                                                               1997           1996           1995
                                                                          ------------   ------------   ------------
Revenues:
     Sales of homes and lots                                              $  5,757,000   $  8,669,000   $  8,117,000
     Other construction, net                                                 1,048,000      1,097,000      1,340,000
     Rental income - apartments                                              2,389,000      2,342,000      2,424,000
     Rental income - commercial                                             11,885,000     11,282,000     11,379,000
     Hotel income                                                            6,137,000      5,890,000      5,534,000
     Management fees, affiliates                                               885,000        852,000        831,000
     Leasing fees, affiliates                                                  749,000        749,000        725,000
     Interest-
         Affiliates                                                            852,000        943,000      1,112,000
         Other                                                               1,566,000      1,400,000        866,000
     Gain on sales of realty interests, net                                    674,000        436,000        281,000
     Equipment leasing and vending                                             263,000        357,000        512,000
     Income from equity investments                                          1,400,000        821,000        641,000
     Other                                                                     424,000        305,000         62,000
                                                                           -----------    -----------    -----------
                  Total revenues                                            34,029,000     35,143,000     33,824,000
                                                                           -----------    -----------    -----------
Costs and expenses:
     Cost of home and lot sales                                              5,366,000      8,147,000      7,549,000
     Rental expense - apartments                                             1,503,000      1,712,000      2,015,000
     Rental expense - commercial                                             4,358,000      4,407,000      4,579,000
     Hotel expense                                                           4,918,000      4,869,000      5,004,000
     Land development expense                                                  103,000        103,000        107,000
     General and administrative                                              1,752,000      1,764,000      2,082,000
     Interest expense                                                        1,975,000      2,898,000      3,267,000
     Equipment leasing and vending                                             248,000        321,000        448,000
     Provision for loss on real estate                                         650,000         60,000        578,000
     Other                                                                     217,000              -        673,000
                                                                           -----------    -----------    -----------
                  Total costs and expenses                                  21,090,000     24,281,000     26,302,000
                                                                           -----------    -----------    -----------
Net income before income taxes, extraordinary item and minority
   interest                                                                 12,939,000     10,862,000      7,522,000

Provision for income taxes                                                   4,558,000      3,532,000      3,087,000
                                                                           -----------    -----------    -----------
Net income before extraordinary item and minority interest                   8,381,000      7,330,000      4,435,000

Extraordinary item:
     Debt elimination (Net of income tax of $942,000)                                -              -      1,736,000
                                                                           -----------    -----------    -----------
Net income before minority interest                                          8,381,000      7,330,000      6,171,000

Minority interest                                                             (116,000)       (57,000)       (31,000)
                                                                           -----------    -----------    -----------
Net income                                                                 $ 8,265,000    $ 7,273,000    $ 6,140,000
                                                                           ===========    ===========    ===========
Earnings per common share before extraordinary item                        $      2.96    $      2.60    $      1.57

Extraordinary item                                                                   -              -            .61
                                                                           -----------    -----------    -----------
Earnings per common share                                                  $      2.96    $      2.60    $      2.18
                                                                           ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.


          Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended December 31, 1997, 1996, and 1995

                                                    Capital in                                           Total
                                         Common     Excess of        Retained         Treasury       Shareholders'
                                         Stock         Par           Earnings          Stock            Equity
                                       --------    -----------    ------------     ------------      --------------
Balance, December 31, 1994              $28,000     $7,565,000     $44,664,000       $ (43,000)       $52,214,000
     Net income                               -              -       6,140,000               -          6,140,000
     Purchase of treasury stock               -              -               -        (385,000)          (385,000)
                                       --------    -----------    ------------     ------------      --------------
Balance, December 31, 1995               28,000      7,565,000      50,804,000        (428,000)        57,969,000
     Net income                               -              -       7,273,000               -          7,273,000
                                       --------    -----------    ------------     ------------      --------------
Balance, December 31, 1996               28,000      7,565,000      58,077,000        (428,000)        65,242,000
     Net income                               -              -       8,265,000               -          8,265,000
     Purchase of treasury stock               -              -               -        (254,000)          (254,000)
                                       --------    -----------    ------------     ------------      --------------
Balance, December 31, 1997              $28,000     $7,565,000     $66,342,000       $(682,000)       $73,253,000
                                       ========    ===========    ============     ============      ==============

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.


                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1997, 1996, and 1995
               (Decrease) Increase in Cash and Cash Equivalents

                                                                          1997            1996           1995
                                                                        -----------   ------------    ------------
Cash flows from operating activities:
     Net income before extraordinary item                                $8,265,000   $  7,273,000    $  4,404,000
     Extraordinary item, net of tax                                               -              -       1,736,000
                                                                        -----------   ------------    ------------
     Net income                                                           8,265,000      7,273,000       6,140,000
     Adjustments to reconcile net income to net cash provided by operating activities-
         Extraordinary item - gain on debt forgiveness                            -              -      (2,678,000)
         Depreciation and amortization                                    2,364,000      2,315,000       2,434,000
         Gain on sales of realty interests, net                            (674,000)      (436,000)       (281,000)
         Direct financing lease payments                                     57,000        705,000       1,429,000
         Amortization of investment in direct financing leases              (22,000)        (8,000)       (141,000)
         Proceeds from sale of equipment under direct financing
           leases                                                           120,000        230,000         789,000
         Income from equity investments                                  (1,400,000)      (821,000)       (641,000)
         Provision for loss on real estate                                  650,000         60,000         578,000
         Deferred income taxes                                            2,492,000       (177,000)         80,000
         Other                                                              (29,000)       (31,000)        (92,000)
         Changes in other assets and liabilities-
              Construction in process                                    (1,209,000)     2,103,000       2,241,000
              Homes held for sale                                         2,034,000        481,000      (1,496,000)
              Land held for sale                                            533,000       (412,000)        162,000
              Mortgages and notes receivable                              1,362,000      1,040,000       1,857,000
              Income taxes receivable                                    (1,124,000)       959,000       1,742,000
              Other assets                                               (1,054,000)       527,000        (311,000)
              All other liabilities                                      (1,336,000)      (598,000)       (548,000)
                                                                        -----------   ------------    ------------
                  Total adjustments to reconcile net income to net
                    cash provided by operating activities                 2,764,000      5,937,000       5,124,000
                                                                        -----------   ------------    ------------
                  Net cash provided by operating activities              11,029,000     13,210,000      11,264,000
                                                                        -----------   ------------    ------------

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1997, 1996, and 1995
               (Decrease) Increase in Cash and Cash Equivalents
                                  (Continued)

                                                                          1997            1996           1995
                                                                        -----------  -------------      ----------
Cash flows from investing activities:
     Investment in joint ventures                                        $2,251,000  $     688,000      $1,485,000
     Net purchases of investments                                          (364,000)   (11,929,000)     (1,374,000)
     Other                                                               (1,876,000)      (552,000)       (504,000)
                                                                        -----------  -------------      ----------
                  Net cash provided by (used in)
                    investing activities                                     11,000    (11,793,000)       (393,000)
                                                                        -----------  -------------      ----------
Cash flows from financing activities:
     Repayment of notes payable                                          (6,571,000)   (11,991,000)     (4,089,000)
     Purchase of treasury stock                                            (254,000)             -        (385,000)
                                                                        -----------  -------------      ----------
                  Net cash provided by (used in)
                    financing activities                                 (6,825,000)   (11,991,000)     (4,474,000)
                                                                        -----------  -------------      ----------
Net increase (decrease) in cash and cash equivalents                      4,215,000    (10,574,000)      6,397,000

Cash and cash equivalents and cash deposits held in escrow,
   beginning of year                                                     10,188,000     20,762,000      14,365,000
                                                                        -----------  -------------      ----------
Cash and cash equivalents and cash deposits held in escrow, end of
   year                                                                 $14,403,000    $10,188,000     $20,762,000
                                                                        ===========  =============     ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for-
         Interest                                                        $2,030,986   $  3,020,815    $  3,293,186
         Income taxes                                                     3,398,915      1,610,112       1,109,138

Supplemental disclosures of escrow activities:
     Escrowed cash deposits received                                        191,742        135,633         176,325
     Escrowed cash deposits refunded                                        188,760        155,717         151,980

Real estate assets transferred in satisfaction of liabilities:
     Land                                                                         -              -         171,000
     Building & equipment, net                                                    -              -         553,000
     Accounts receivable and other assets                                         -              -         128,000
     Mortgage payable                                                             -              -       4,177,000
     Accrued expenses                                                             -              -           8,000

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.


                  Notes to Consolidated Financial Statements
                       As of December 31, 1997 and 1996


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

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," was issued in March 1995. This statement establishes accounting standards for the impairment of long-lived assets. It requires that long-lived assets, which are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 was implemented by the Company in 1996 and did not have a material effect on the 1996 and 1997 consolidated financial statements.

Construction in Process

When construction commences, costs are transferred to construction in process where they are accumulated by project. Other project costs included in construction in process include property taxes, materials, labor, and allocated overhead. These costs are charged to costs of homes sold on a pro rata basis as homes are sold, in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The Company generally finances its homebuilding operations from internal cash flow. The Company reviews its accumulated costs to ensure that costs in excess of net realizable value are charged to operations.

Income Taxes

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense and real estate taxes during development, and depreciation for tax and financial reporting purposes.

Earnings per Common Share

SFAS No. 128, "Earnings Per Share," was issued in February 1997. This statement establishes new standards for computing, presenting and disclosing earnings per share. The standard was implemented by the Company in 1997. The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Earnings per common share is based upon the weighted average number of shares outstanding during each year (2,789,863 shares in 1997, 2,792,653 shares in 1996 and 2,823,866 shares in 1995).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash Deposits Held in Escrow

In addition to deposits held in escrow for tenants, the Company treats the cash accounts of its management companies as restricted for the exclusive use of the properties under management.

Investments

At December 31, 1997 and 1996, all investment securities are classified as held-to-maturity and are therefore reported at amortized cost. Fair value of these instruments approximates carrying value at year end. There were no unrealized holding gains or losses. All of the instruments mature within one year. There were no sales of investment securities during 1997.

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

Reclassifications

Certain 1996 and 1995 amounts have been reclassified in order to conform to the 1997 presentation.

2.   Rental Property and Equipment, Net:

                                                      1997              1996
                                                  ------------     ------------
          Land                                    $  3,278,000     $  3,278,000
          Buildings and improvements                55,971,000       55,108,000
          Equipment                                  4,197,000        3,201,000
                                                  ------------     ------------
                                                    63,446,000       61,587,000

          Less- Accumulated depreciation           (27,196,000)     (25,099,000)
                                                  ------------     ------------
                                                   $36,250,000      $36,488,000
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

5.  Gain on Sales of Realty Interests, Net:

                                                           1997             1996           1995
                                                        ---------------------------------------------
          Sales price                                    $299,000 (a)     $    -        $  98,000 (b)
          Cost of sales                                   111,000              -          167,000
                                                         --------         ---------     ---------
          Gain (loss) recognized, current year
               transactions                               188,000              -          (69,000)
          Gain recognized from prior years'
               sales recorded using the
               installment method                         486,000           436,000       350,000
                                                         --------         ---------     ---------
                                                         $674,000          $436,000      $281,000
                                                         ========         =========     =========


(a) In 1997, the Company sold the remaining 12.8 acres of the Meredith property, the full sales price of which was received in cash and is therefore accounted for using the full accrual method.

(b) The Company sold a convenience store property in 1995 which was accounted for using the full accrual method.

6.   Other Construction, Net:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:



                                                                1997            1996          1995
                                                             ----------      ----------    ----------
          Other construction revenues                        $1,989,000      $1,850,000    $2,137,000
          Other construction costs                              941,000         753,000       797,000
                                                             ----------      ----------    ----------
          Net                                                $1,048,000      $1,097,000    $1,340,000
                                                             ==========      ==========    ==========

7.   Notes Payable:



                                                                            Maturities for
                                                                                Debt
                                                                            Outstanding at
                                                   1997           1996         12/31/97
                                               -----------    -----------   --------------
Mortgages payable, 5.25% to 9.75%*
   collateralized by rental properties         $15,667,000    $22,202,000     1998-2001
Notes payable, 11.5%,* collateralized by
   equipment                                             -         36,000             -

*  Interest rates relate to the 1997 balances.

In connection with the assignment of leasehold interests in certain properties, the Company received notes secured by the interests assigned. The proceeds of the notes received, as the result of the assignment of these interests, are used to pay the original underlying mortgages on these properties. These mortgages remain on the Company's books, as of December 31, 1997 and 1996, at balances of $454,000 and $6,670,000, respectively, and are included in mortgages payable above.

None of the mortgages and notes payable are recourse to the Company at December 31, 1997. In addition, the Company has recourse obligations totaling $71,000 related to guarantees given to creditors in certain of the Company's investments in joint ventures. See Note 10.

Annual contractual principal payments are as follows.

                                                    Notes
                                                   Payable,
                                                  Mortgages
                                                ------------
                   1998                         $  2,466,000
                   1999                            7,946,000
                   2000                              239,000
                   2001                            5,016,000
                                                ------------
                                                 $15,667,000
                                                ============

 .    During 1997, the Company retired approximately $5 million in debt due throughout the years 1998 to 2001. There was no extraordinary gain or loss associated with this transaction.

 .    Included in Mortgages payable, collateralized by rental properties, above is a renegotiated mortgage secured by an office building in Manassas, Virginia, which is substantially leased. At December 31, 1993, the note was in default and had a balance of $2,121,000. The mortgage was extended in 1994 at a 9.75% interest rate, due December 1, 1998. As of December 31, 1997, the loan was current and had an outstanding balance of $2,024,000.

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

8.   Mortgages and Notes Receivable, Affiliates:


                                                              1997            1996
                                                          -----------     -----------
           Mortgages and notes:
                Due 2001 (a)                              $   308,000     $   394,000
                Due 2009 (b)                                1,303,000       1,313,000

           Installment sales:
                Due 1999 (c)                                1,731,000       1,810,000
                Due 2000 (d)                                1,642,000       1,984,000
                                                           ----------      ----------
                                                           $4,984,000      $5,501,000
                                                           ==========      ==========

(a) In payment of construction costs, the Company accepted a second mortgage note with an office building pledged as collateral. The note is due in monthly installments of principal and interest of $9,670, at 8.5 percent, from a limited partnership in which the Company is the general partner and has a 46 percent interest. Certain of the Company's officers and directors own 4.5 percent of the limited partnership. The note matures in 2001.

(b) Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(c) Amounts due are net of deferred gains of $1,337,000 and $1,398,000 in 1997 and 1996, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 1999, with a final payment due 1999 of approximately $2,838,000, from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(d) Amounts due are net of deferred gain of $1,951,000 and $2,357,000 in 1997 and 1996, respectively. The amounts are due in monthly installments of $95,700, including interest at 10 percent, through 2000, with a final payment of approximately $1,031,000, from a limited partnership in which the Company is a sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 37 percent of the limited partnership.

9.   Mortgages and Notes Receivable, Other:

                                                                             1997        1996
                                                                           --------   ----------
          Mortgages and notes:
               Home sales, 8% to 12.5%, due through 2020                   $259,000   $  368,000
               Condominium sales, 8% to 13%, net of deferred
                gain of $134,000 in 1997 and $163,000 in 1996               129,000      158,000

          Notes receivable:
               Other, 8% to 10%, due through 2003                           487,000      529,000
               Tenant improvement, 10%, due through 2003                     48,000       39,000
                                                                           --------   ----------
                                                                           $923,000   $1,094,000
                                                                           ========   ==========


Substantially all notes are collateralized by first trusts on houses, residential property or undeveloped land.

10.  Investment in and Advances to
     Joint Ventures and Partnerships:

The Company has general and limited partnership interests in entities that are developing or operating properties located in Northern Virginia, Washington, D.C., Baltimore, Maryland, and Orlando, Florida.

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests.


                          Company Interests                                        As of December 31, 1997
                         ------------------                          --------------------------------------------------
                                                                                                            Partnership
                         General    Limited     Current Status of                  Recourse    Nonrecourse    Equity
                         Partner    Partner      Partnerships          Assets       Debt         Debt        (Deficit)
                         -------    ------- ---------------------    ----------   ---------   ------------ ------------
Town Center East, L.P.      1%        45%   Owns and operates an
                                            office building in
                                            Southwest
                                            Washington, D.C.         $5,301,000   $       -    $  614,000   $ 4,687,000

SEW Associates              1%         -    Owns and operates a
                                            segment of a Shopping
                                            Mall in Southwest,
                                            Washington, D.C.          4,237,000           -     3,929,000       593,000

Third Street S.W.           1%         -    Owns and operates 256
Investors                                   Apt units in Southwest
                                            Washington, D.C.          1,551,000           -     5,767,000    (4,216,000)

Tech High Leasing          50%         -    Leveraged equipment
                                            leasing                   1,047,000      56,000       776,000       135,000

Builders Leasing           20%         -    Leveraged equipment
                                            leasing                     907,000      15,000     2,359,100    (1,465,899)

Pine Club II                -         64%   Owns and Operates 160
                                            Apt. units in
                                            Orlando, FL              $5,895,000   $     -      $5,509,000   $   386,000

11.  Commitments and Contingencies:

Financial Commitments

The Company is contingently liable for $71,000 of outstanding liabilities of nonconsolidated partnerships and joint ventures in which it has investments at December 31, 1997. The Company also pledged its interests in the General Services Administration's ("GSA") lease to the lender as security for Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $3.1 million.

The Company owns interests in certain limited partnerships which operate low-income housing units. The required capital contributions over the next 3 years are projected to aggregate $1,197,000. The amount of projected contributions are to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

At December 31, 1997, the Company had approximately $2,227,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

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

Significant Lease

The EPA occupies a significant amount of the space in the Company's portion of the Waterside Mall. The EPA also occupies a significant amount of space of several affiliated entities in which the Company has an equity interest. In total, approximately 1.2 million square feet in the Waterside Mall Complex are leased by the GSA. The EPA is the GSA's tenant. The Company's lease with the GSA was for a five-year period beginning September 1992.

This GSA lease provided that the rent was to be reduced, if the GSA elected, prior to December 31, 1994, to extend the lease an additional five years. In November 1994, the GSA elected to extend the lease. This resulted in a reduction of the annual rent. The lease extension and resulting reduction in rent is accounted for prospectively over the remaining lease term.

The GSA has the option to cancel the lease with twelve months' notice under certain conditions prior to that date. As of March 20, 1998, the GSA has not exercised this option.

In aggregate, approximately 28 percent of the Company's 1997 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations are dependent on the continuation of the lease and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

12.  Direct Financing Leases:

The Company engaged in personal property leveraged equipment leasing which terminated during 1997. These leases involved computer equipment, tractors and trailers, rental store fixtures, and manufacturing plant equipment.


                                                                                   1996
                                                                                ---------
          Total minimum lease payments to be received                           $  42,000
          Unamortized initial direct costs                                           -
          Estimated residual values of leased property (not guaranteed)            86,000
                                                                                ---------
                                                                                  128,000
          Less unearned income                                                      2,000
                                                                                ---------
          Net investment in direct financing leases                              $126,000
                                                                                =========

13.      Income Taxes:

SFAS No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes, as such, balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes includes the following components:

                                                                  1997             1996           1995
                                                              ------------     ------------   ------------
          Provision for income taxes
               Current tax                                      $2,066,000       $3,355,000     $3,007,000
               Deferred tax                                      2,492,000          177,000         80,000
          Total provision for income taxes                       4,558,000        3,532,000      3,087,000
          Extraordinary item - income tax effect                         -                -        942,000
                                                              ------------     ------------   ------------
          Total income tax expense                              $4,558,000       $3,532,000     $4,029,000
                                                              ============     ============   ============

A reconciliation between the amount of income tax computed by multiplying income before income taxes by the applicable statutory Federal income tax rate and the income tax provision shown on the consolidated income statements follows:

                                                                                   1997      1996     1995
                                                                                  ------    ------   ------
          Statutory rate                                                            34.0%     34.0%    34.0%
          Increase (decrease) resulting from:
             State taxes, net of Federal income tax benefit                          5.5       6.2      3.8
             Low income housing tax benefits                                        (5.3)     (4.5)    (5.2)
             Other                                                                   1.0      (3.2)     8.4
                                                                                  ------    ------   ------
                                                                                    35.2%     32.5%    41.0%
                                                                                  ======    ======   ======

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                              Deferred Income Tax      Deferred Tax Liability    Deferred Tax Liability
                            Provision (Benefit) for         (Asset) for                (Asset) for
                                 the Year Ended            the Year Ended            the Year Ended
                               December 31, 1997         December 31, 1997          December 31, 1996
                            -----------------------    ----------------------    ----------------------
Basis in property                 $(269,000)                 $1,933,000                $2,202,000
Investment in partnerships        1,994,000                   3,361,000                 1,367,000
Installment sales                   (58,000)                    138,000                   196,000
Leases                             (123,000)                    368,000                   491,000
Debt elimination                    803,000                        -                     (803,000)
Other                               145,000                    (614,000)                 (759,000)
                                 ----------                 -----------               -----------
               Total              $2,492,00                  $5,186,000                $2,694,000
                                 ==========                 ===========               ===========

Also, included in deferred charges and other assets on the accompanying consolidated balance sheets are deferred tax credits earned as a result of the Company's investments in low income housing projects. The realizability of these credits is dependent upon the Company's ability to produce taxable income in the future.

14.  Operating Leases:

As a Lessee

At December 31, 1997, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency with aggregate annual rental payments of approximately $43,000 plus certain expenses. The lease expires in 2058.

At December 31, 1997, the Company was obligated under a land lease for 8 parcels, on which the Company owns commercial property. The lease expires in 2000 and contains three renewal options of five years. Pursuant to the terms of the lease, the aggregate annual rental is approximately $39,000, and the Company has the option to purchase the land parcels at any time during the initial lease term or renewal periods.

Rent expense for the years ended 1997, 1996, and 1995 was approximately $78,000, $88,000 and $78,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 1997, are as follows:

                                                              Amount
                                                           ----------
 1998                                                      $   79,000
 1999                                                          80,000
 2000                                                          50,000
 2001                                                          43,000
 2002                                                          43,000
 2003 and thereafter                                        2,408,000
                                                           ----------
               Total                                       $2,703,000
                                                           ==========

As a Lessor

Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the Lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

                                         Noncancelable               Other
                                            Leases                  Leases
                                        ---------------         --------------
 1998                                     $11,384,000             $      -
 1999                                       4,430,000               5,170,000
 2000                                       2,186,000               6,894,000
 2001                                       1,778,000               6,894,000
 2002                                       1,380,000               5,170,000
 2003 and thereafter                        1,590,000                       -
                                         ------------            ------------
               Total                      $22,748,000             $24,128,000
                                         ============            ============

15.  Transactions With Affiliates:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:


                                                       1997           1996        1995
                                                    -----------   -----------   ----------
          Revenues:
             Leasing fees                             $749,000      $749,000    $ 725,000
             Management fees                           885,000       841,000      825,000
             Interest                                  852,000       943,000    1,112,000

          Cost and expenses:
             Lumber and millwork                      $  8,000      $  8,000    $  11,000
             Insurance                                 453,000       303,000      677,000

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

The net periodic pension costs for 1997, 1996, and 1995 are computed as follows:

                                                          1997            1996           1995
                                                      ----------        ---------      ---------
          Services cost - benefits earned during
            the year                                    $204,000         $181,000       $300,000
          Interest cost on projected benefit
            obligation                                   196,000          179,000        409,000
          Return on Plan assets                         (389,000)        (284,000)      (455,000)
          Amortization of unrecognized net
            obligation                                    57,000           57,000         57,000
                                                      ----------        ---------      ---------
          Net periodic pension cost                    $  68,000         $133,000       $311,000
                                                      ==========        =========      =========

The following table details the Plan's net pension asset at December 31, 1997 and 1996:

                                                                          1997              1996
                                                                       -----------       -----------
          Actuarial Present Value of Benefit Obligation:
             Vested benefits                                            $2,411,000        $2,175,000
             Nonvested benefits                                            100,000            92,000
                                                                       -----------       -----------
               Accumulated benefit obligation                            2,511,000         2,267,000
             Effect of projected future compensation
              increases                                                    937,000           879,000
                                                                       -----------       -----------
             Projected benefit obligation                                3,448,000         3,146,000
             Plan assets at fair value                                   4,129,000         3,904,000
                                                                       -----------       -----------

             Plan assets in excess of projected benefit
              obligation                                                   681,000           758,000
             Unrecognized net (gain) loss                                 (687,000)         (753,000)
             Unrecognized net obligation at date of
              adoption being recognized over 22 years                      681,000           738,000
                                                                       -----------       -----------
                       Net pension asset                                $  675,000        $  743,000
                                                                       ===========       ===========

The net periodic pension cost is treated as a reduction of the net pension asset in the accompanying consolidated financial statements.

Interest assumptions used were:

                                                             1997       1996
                                                           --------   --------
         Preretirement discount rate                         6.00%      6.00%
         Postretirement discount rate                        6.00       6.00
         Rate of increase in future compensation             4.00       4.00
         Long-term rate of return on Plan assets             7.00%      7.00%

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 .   Cash and Cash Equivalents, and Cash Deposits Held In Escrow

 .   Cash balances represent demand and short-term deposits with depository institutions as well as short-term liquid investments. The carrying amount is a reasonable estimate of fair value.

 .   Investments

 .   The carrying amount approximates fair value because of the short maturity of these instruments.

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

 .   Notes Payable

    Based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings, the fair value of the notes payable approximates their carrying value at December 31, 1997. Additionally, for short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 .   Accounts Payable, Trade and Due to Affiliates

    The fair value of accounts payable, trade and due to affiliates is the carrying amount payable at the reporting date.

The estimated fair values of the Company's financial instruments are as follows:

                                                   December 31, 1997                 December 31, 1996
                                              -------------------------------  ------------------------------
                                                Carrying                           Carrying
                                                 Amount           Fair Value        Amount        Fair Value
                                              --------------   --------------  -------------   --------------
Financial assets:
    Cash and cash equivalents                  $  5,762,000     $  5,762,000    $  6,761,000    $  6,761,000
    Cash deposits held in escrow                  8,641,000        8,641,000       3,427,000       3,427,000
    Investments                                  13,667,000       13,667,000      13,303,000      13,303,000
    Receivables-
       Mortgages and notes, affiliates            4,984,000        5,267,000       5,501,000       6,027,000
       Mortgages and notes, others                  923,000        1,034,000       1,094,000       1,182,000
       Other                                      2,318,000        2,318,000       1,300,000       1,300,000

Financial liabilities:
    Notes payable-
       Mortgages                                 15,667,000       15,724,000      22,202,000      22,503,000
    Accounts payable, trade                    $  1,810,000     $  1,810,000    $  2,662,000    $  2,662,000


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

18.  Quarterly Results of Operations (Unaudited):

                                                                     Three Months Ended
                                         -------------------------------------------------------------------------
                                               March 31,        June 30,         September 30,     December 31,
                                                 1997             1997              1997              1997
                                         ----------------   --------------     --------------     ----------------
Revenues                                    $7,742,000        $8,038,000         $8,422,000         $9,827,000
Net income before income taxes and
   minority interest                         2,813,000         3,222,000          3,166,000          3,738,000
Net income                                   1,658,000         2,117,000          1,957,000          2,533,000
Earnings per common share                         0.59              0.76               0.70               0.91

                                                                    Three Months Ended
                                       --------------------------------------------------------------------
                                        March 31,         June 30,         September 30,      December 31,
                                          1996              1996               1996               1996
                                       -------------    -------------     -------------      -------------
Revenues                                 $8,008,000       $8,962,000        $9,147,000         $9,026,000
Net income before income taxes and
   minority interest                      2,275,000        2,972,000         2,619,000          2,996,000
Net income                                1,472,000        1,913,000         1,480,000          2,408,000
Earnings per common share                       .53              .68               .52                .86

19.  New Accounting Pronouncement

In 1997, the FASB issued statement on Financial Accounting Standards No. 130 - Reporting Comprehensive Income. The statement establishes standards for financial statement disclosures related to reporting and display of comprehensive income and its components. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this statement in the 1998 financial statements.

                             Bresler & Reiner, Inc.


             Schedule III - Real Estate and Accumulated Depreciation
                 For the Years Ended December 31, 1997 and 1996
                             (dollars in thousands)

                                                                          Column C                             Column D
                                                                  -------------------------       ----------------------------------
                                                                                                   Cost Capitalization Subsequent to
                 Column A                         Column B         Initial Cost to Company                    Acquisition
--------------------------------------------    -----------       -------------------------       ----------------------------------

                                                                               Building and                             Carrying
                Description                     Encumbrances      Land         Improvements         Improvements          Cost
--------------------------------------------   --------------    -------      --------------       --------------     --------------
Year ended December 31, 1997:
Charlestown North (Apartments in
     Greenbelt, Maryland)                                         $ -              $ 2,179             $  358            $  -
Commons (Apartments in Washington, D.C.)                            277              1,047                651               -
Waterside Mall East (Shopping Center in
     Washington, D.C.)                                              -                6,631             13,259             111
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                                      -                  289                425               -
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                                    100              4,026                -                 -
Uptown (Hotel in Baltimore, Maryland)                               -                7,368                220               -
Allentown Road Motel (Suitland,
     Maryland)                                                      378              2,793              1,442               -
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                                  58              3,388                -                 -
Nations Bank Building (Office Building in
     Manassas, Virginia)                                             63                798                 43               -
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                                       2,216             12,679              3,952               -
7800 Building (Office Building in
     Manassas, Virginia)                                            317              1,636                481               -
                                                               -----------       -----------        -----------       ----------
                                                                 $3,409            $42,834            $20,831            $111
                                                               ===========       ===========        ===========       ==========

                                                                Column E
                                               --------------------------------------------
                                                Gross Amount at Which Carried at Close of
                 Column A                                        Period                            Column F
--------------------------------------------   --------------------------------------------   ------------------
                                                              Building and                        Accumulated
                Description                      Land         Improvements         Total         Depreciation
--------------------------------------------  ----------    ----------------     ---------     ----------------
Year ended December 31, 1997:
Charlestown North (Apartments in
     Greenbelt, Maryland)                       $ -           $  2,340         $  2,340        $  1,748
Commons (Apartments in Washington, D.C.)          387            1,605            1,992             997
Waterside Mall East (Shopping Center in
     Washington, D.C.)                            -             15,658           15,658           9,598
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                    -                696              696             623
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                  100            4,026            4,126           2,400
Uptown (Hotel in Baltimore, Maryland)             -              5,637            5,637             583
Allentown Road Motel (Suitland,
     Maryland)                                    378            4,416            4,794           1,874
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)               142            2,333            2,475           1,417
Nations Bank Building (Office Building in
     Manassas, Virginia)                           90              787              877             153
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                     1,898           16,536           18,434           4,804
7800 Building (Office Building in
     Manassas, Virginia)                          283            1,999            2,282             605
                                             -----------     -----------      -----------     -----------
                                               $3,278          $56,033          $59,311         $24,802
                                             ===========     ===========      ===========     ============


                 Column A                         Column G           Column H            Column I
--------------------------------------------  ----------------    --------------    --------------------
                                                                                       Life on Which
                                                                                      Depreciation on
                                                   Date of                             Latest Income
                Description                     Construction      Date Acquired    Statement is Computed
--------------------------------------------  -----------------  ----------------  ----------------------
Year ended December 31, 1997:
Charlestown North (Apartments in
     Greenbelt, Maryland)                          -                   1971            5 - 40 years
Commons (Apartments in Washington, D.C.)           -                   1971            5 - 40 years
Waterside Mall East (Shopping Center in
     Washington, D.C.)                            1975                   -             8 - 40 years
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                     -                 Various           20 years
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                   -                   1984            5 - 30 years
Uptown (Hotel in Baltimore, Maryland)              -                   1993(a)
Allentown Road Motel (Suitland,
     Maryland)                                     -                   1987            19 years
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                -                   1987            19 years
Nations Bank Building (Office Building in
     Manassas, Virginia)                          1991                   -             31 1/2 years
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                       1987                   -             31  1/2 years
7800 Building (Office Building in
     Manassas, Virginia)                          1990                   -             15 - 31 1/2 years



(a) Asset acquisition recorded December 31, 1993.

                             Bresler & Reiner, Inc.


             Schedule III - Real Estate and Accumulated Depreciation
                 For the Years Ended December 31, 1997 and 1996
                             (dollars in thousands)

                                                                            Column C                         Column D
                                                                    ------------------------          -------------------------
                                                                                                         Cost Capitalization
                 Column A                         Column B           Initial Cost to Company          Subsequent to Acquisition
--------------------------------------------    ------------        -------------------------         -------------------------
                                                                                 Building and                          Carrying
                Description                     Encumbrances          Land       Improvements         Improvements       Cost
--------------------------------------------    ------------        --------     ------------         ------------     --------
Year ended December 31, 1996:
Charlestown North (Apartments in
     Greenbelt, Maryland)                                             $  -          $ 2,179              $   358          $-
Commons (Apartments in Washington, D.C.)                                 277          1,047                  547           -
Waterside Mall East (Shopping Center in
     Washington, D.C.)                                                   -            6,631               13,219           111
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                                           -              289                  415           -
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                                         100          4,026                  -             -
Uptown (Hotel in Baltimore, Maryland)                                    -            7,368                  165           -
Allentown Road Motel (Suitland, Maryland)                                378          2,793                  914           -
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                                       58          3,388                  -             -
Nations Bank Building (Office Building in
     Manassas, Virginia)                                                  63            798                   43           -
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                                            2,216         12,679                3,808           -
7800 Building (Office Building in
     Manassas, Virginia)                                                 317          1,636                  481           -
                                                                      ------        -------              -------          ----
                                                                      $3,409        $42,834              $19,950          $111
                                                                      ======        =======              =======          ====

                                                                       Column E
                                                       -----------------------------------------
                                                           Gross Amount at Which Carried at
                 Column A                                           Close of Period                      Column F
--------------------------------------------           -----------------------------------------       ------------
                                                                      Building and                     Accumulated
                Description                              Land         Improvements        Total        Depreciation
--------------------------------------------           ---------      ------------      ---------      ------------
Year ended December 31, 1996:
Charlestown North (Apartments in
     Greenbelt, Maryland)                                 $  -            $ 2,340         $ 2,340         $ 1,675
Commons (Apartments in Washington, D.C.)                     387            1,501           1,888             938
Waterside Mall East (Shopping Center in
     Washington, D.C.)                                       -             15,621          15,621           9,263
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                               -                687             687             622
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                             100            4,026           4,127           2,265
Uptown (Hotel in Baltimore, Maryland)                        -              5,582           5,582             455
Allentown Road Motel (Suitland, Maryland)                    378            3,887           4,265           1,670
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                          142            2,333           2,475           1,294
Nations Bank Building (Office Building in
     Manassas, Virginia)                                      90              787             877             127
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                                1,898           16,392          18,290           4,207
7800 Building (Office Building in
     Manassas, Virginia)                                     283            1,999           2,282             538
                                                          ------          -------         -------         -------
                                                          $3,278          $55,155         $58,434         $23,504
                                                          ======          =======         =======         =======


                 Column A                              Column G           Column H            Column I
--------------------------------------------         ------------     --------------    ---------------------
                                                                                            Life on Which
                                                                                           Depreciation on
                                                        Date of                             Latest Income
                Description                          Construction      Date Acquired    Statement is Computed
--------------------------------------------         ------------     --------------    ---------------------
Year ended December 31, 1996:
Charlestown North (Apartments in
     Greenbelt, Maryland)                                    -              1971            5-40 years
Commons (Apartments in Washington, D.C.)                     -              1971            5-40 years
Waterside Mall East (Shopping Center in
     Washington, D.C.)                                    1975                 -            8-40 years
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                               -           Various            20 years
Lakeview Manor Nursing Home (Lakewood,
     New Jersey)                                             -              1984            5-30 years
Uptown (Hotel in Baltimore, Maryland)                        -              1993 (a)        -
Allentown Road Motel (Suitland, Maryland)                    -              1987            19 years
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                          -              1987            19 years
Nations Bank Building (Office Building in
     Manassas, Virginia)                                  1991                 -            31-1/2 years
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                               1987                 -            31-1/2 years
7800 Building (Office Building in
     Manassas, Virginia)                                  1990                 -            15-31-1/2 years

(a)  Asset acquisition recorded December 31, 1993.

                            Bresler & Reiner, Inc.


                             Notes to Schedule III
                            (dollars in thousands)



                                                           1997         1996
                                                         -------      -------
Land and building and improvements:
     Balance, January 1                                  $58,434      $57,978
         Additions during period-
              Improvements                                   881          899
                                                         -------      -------
                                                          59,315       58,877
         Deductions during period-
              Write-off of fully depreciated assets            4            5
              Other                                            -          438
                                                         -------      -------
     Balance, December 31                                $59,311      $58,434
                                                         =======      =======
Accumulated depreciation:
     Balance, January 1                                  $23,054      $21,296
         Additions during period-
              Depreciation expense                         1,748        1,763
                                                         -------      -------
         Deductions during period-
              Write-off of fully depreciated assets            -            5
              Other                                            -            -
                                                         -------      -------
     Balance, December 31                                $24,802      $23,054
                                                         =======      =======

                            Bresler & Reiner, Inc.


                  Schedule IV - Mortgage Loans on Real Estate
             For the Years Ended December 31, 1997, 1996, and 1995

                                 Column A                                   Column B          Column C               Column D
--------------------------------------------------------------------     --------------  ------------------   ----------------------


                                                                                                                 Periodic Payment
                               Description                                  Interest        Maturity Date             Terms
--------------------------------------------------------------------     --------------  ------------------   ----------------------
For the year ended December 31, 1997:
     Related parties-
         Second mortgages:
              3rd Street Southwest Investors (S.W. Washington, D.C.)     9-1/2%                    1999             $36,600/mo (a)
              SEW Investors (S.W. Washington, D.C.)                      12%                       2000              95,700/mo (b)

              Town Center East Investors (S.W. Washington, D.C.)         8-1/2%                    2001               9,670/mo
              3rd Street Southwest Investors (S.W. Washington, D.C.)     9-1/2%                    2009              11,200/mo (c)


     Other-
         First mortgages:
              Home loans (Montgomery County, Maryland)
               ($50,000 to $159,000) (5 units)                           9-1/2% to 13-1/2%    Various through 2013
              Developed land loans (St. Mary's County,
               Maryland) ($20,000 to $50,000) (7 units)                  14-1/2%              Various through 2013
              Condominium loans (Oxon Hill, Maryland)
               ($10,000 to $20,000) (38 units)                           8% to 13%                  2004
                        Column A                                Column E       Column F         Column G           Column H
-------------------------------------------------------------  ----------   --------------  ---------------  ----------------------
                                                                                                                Principal Amount
                                                                                                                   of Loans
                                                                            Face Amount of  Carrying Amount   Subject to Delinquent
                      Description                              Prior Liens    Mortgages       of Mortgages    Principal or Interest
-------------------------------------------------------------  -----------  --------------  ---------------  ----------------------
For the year ended December 31, 1997:
   Related parties-
     Second mortgages:
       3rd Street Southwest Investors (S.W. Washington, D.C.)       None      $4,350,000       $1,731,000             None
       SEW Investors (S.W. Washington, D.C.)                        None       9,300,000        1,642,000             None
       Town Center East Investors (S.W. Washington, D.C.)           None       1,200,000          308,000             None
       3rd Street Southwest Investors (S.W. Washington, D.C.)       None       1,333,000        1,303,000             None
                                                                                               ----------
                                                                                                4,984,000
                                                                                               ==========
   Other-
    First mortgages:
      Home loans (Montgomery County, Maryland)
       ($50,000 to $159,000) (5 units)                                                           $215,000             None
      Developed land loans (St. Mary's County,
       Maryland) ($20,000 to $50,000) (7 units)                                                    44,000             None
      Condominium loans (Oxon Hill, Maryland)
       ($10,000 to $20,000) (38 units)
                                                                                                  129,000             None
                                                                                               ----------
                                                                                                  388,000
                                                                                               ----------
                                                                                               $5,372,000
                                                                                               ==========

                             Bresler & Reiner, Inc.


                   Schedule IV - Mortgage Loans on Real Estate
              For the Years Ended December 31, 1997, 1996, and 1995

                           Column A                                 Column B                Column C                 Column D
------------------------------------------------------------- ---------------------- ----------------------- -----------------------


                                                                                                                   Periodic Payment
                         Description                                Interest              Maturity Date                  Terms
-------------------------------------------------------------- --------------------- ----------------------- ----------------------
For the year ended December 31, 1996:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9-1/2%                1999                           $36,600/mo (a)
   SEW Investors (S.W. Washington, D.C.)                       12%                   2000                            95,700/mo (b)
   Town Center East Investors (S.W. Washington, D.C.)          8-1/2%                2001                             9,670/mo
   3rd Street Southwest Investors                              9-1/2%                2009                            11,200/mo(c)

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




                           Column A                          Column E       Column F         Column G                Column H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Principal Amount of Loans
                                                                         Face Amount of   Carrying Amount    Subject to Delinquent
                         Description                       Prior Liens      Mortgages       of Mortgages     Principal or Interest
--------------------------------------------------------- ------------ ----------------- ----------------- -------------------------
For the year ended December 31, 1996:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)        None        $4,350,000       $1,810,000             None
   SEW Investors (S.W. Washington, D.C.)                         None         9,300,000        1,984,000             None
   Town Center East Investors (S.W. Washington, D.C.)            None         1,200,000          394,000             None
   3rd Street Southwest Investors                                None         1,333,000        1,313,000             None
                                                                                              ----------
                                                                                              $5,501,000
                                                                                              ==========
 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland) ($50,000 to
     $159,000) (8 units)                                                                      $ 291,000              None
   Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (11 units)                                                             77,000              None
   Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                                                            158,000              None
                                                                                              ---------
                                                                                                526,000
                                                                                              ---------
                                                                                             $6,027,000
                                                                                             ==========

                            Bresler & Reiner, Inc.


                  Schedule IV - Mortgage Loans on Real Estate
             For The Years Ended December 31, 1997, 1996, and 1995

                     Column A                                   Column B               Column C                   Column D
---------------------------------------------------------  -------------------   --------------------     ------------------------

                   Description                                  Interest             Maturity Date         Periodic Payment Terms
---------------------------------------------------------  -------------------   --------------------     ------------------------
For the year ended December 31, 1995:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)    9-1/2%              1999                             $36,600/mo (a)

   SEW Investors (S.W. Washington, D.C.)                     10%                 2000                              95,700/mo (b)

   Town Center East Investors (S.W. Washington, D.C.)        8-1/2%              2001                               9,670/mo

   3rd Street Southwest Investors (S.W. Washington, D.C.)    9-1/2%              2009                              11,200/mo (c)



 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland) ($50,000
     to $159,000) (3 units)                                  9-1/2% to 13-1/2%   Various through 2013

   Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (6 units)                          14-1/2%             Various through 2013

   Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                         8% to 13%           2004


                     Column A                                Column E       Column F        Column G               Column H
--------------------------------------------------------- -------------  --------------  ---------------  -------------------------
                                                                                                          Principal Amount of Loans
                                                                         Face Amount of  Carrying Amount    Subject to Delinquent
                   Description                             Prior Liens     Mortgages      of Mortgages      Principal or Interest
--------------------------------------------------------- -------------  --------------  ---------------  -------------------------

For the year ended December 31, 1995:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)       None        $ 4,350,000      $1,883,000                None
   SEW Investors (S.W. Washington, D.C.)                        None          9,300,000       2,293,000                None
   Town Center East Investors (S.W. Washington, D.C.)           None          1,200,000         473,000                None
   3rd Street Southwest Investors (S.W. Washington, D.C.)       None          1,333,000       1,322,000                None
                                                                                         ---------------
                                                                                             $5,971,000
                                                                                         ---------------
 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland) ($50,000
     to $159,000) (3 units)                                                                  $  294,000                None
   Developed land loans (St. Mary's County, Maryland)
     ($20,000 to $50,000) (6 units)                                                             139,000                None
   Condominium loans (Oxon Hill, Maryland)
     ($10,000 to $20,000) (38 units)                                                            189,000                None
                                                                                         ---------------
                                                                                                622,000
                                                                                         ---------------
                                                                                             $6,593,000
                                                                                         ===============

                            Bresler & Reiner, Inc.

                             Notes To Schedule IV



                                         1997           1996             1995
                                      ----------     ----------      ----------
Carrying value at January 1           $6,027,000     $6,593,000      $7,199,000
     Additions during period-
         New mortgage loans                    -              -          80,000
                                      ----------     ----------      ----------
                                       6,027,000      6,593,000       7,279,000
     Deductions during period-
         Collections of principal        655,000        566,000         686,000
                                      ----------     ----------      ----------
Carrying value at December 31         $5,372,000     $6,027,000      $6,593,000
                                      ==========     ==========      ==========


(a) The terms of this agreement call for a final payment of $2,838,000 due in 1999.

(b) The terms of this agreement call for a final payment of $1,031,000 due in 2000.

(c) The terms of this agreement call for a final payment of $1,074,000 due in 2009.

B. Reports on Form 8-K. Registrant filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

C.   Exhibits

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

Exhibit 10 - Material Contracts.

          C.   (i)   Amendment No. 1 to Agreement of December 2, 1974 among
Trilon Plaza Company, Town Center East Investors and Registrant, dated April 14, 1982.

               (ii) Amendment dated March 10, 1983 to Agreement of December 2, 1974, among Trilon Plaza Company, Town Center East Investors and Registrant. (Exhibits C(i) and C(ii) are incorporated by reference to Exhibits 19A and B to Registrant's Report on Form 10-K for 1982, dated March 23, 1983, filed with the 62 Securities and Exchange Commission.)

          D. Partnership Agreement of Builders Leasing Company dated December 14, 1983 among the Registrant and Robert J. Schattner, Charles Bresler, Philip Friedman, Edwin Horowitz, Lloyd Needle and Burton J. Reiner.

          (Incorporated by reference to Exhibit 10D to Registrant's Report on Form 10-K for 1983, dated March 21, 1984, filed with the Securities and Exchange Commission.)

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

Exhibit 21     Subsidiaries of Registrant.

Exhibit 27     Financial Data Schedule.


                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                             BRESLER & REINER, INC.
                                       -----------------------------------
                                                     (Registrant)

Date:  March 26, 1998                    /s/ Charles S. Bresler
                                       -----------------------------------
                                           Charles S. Bresler, Chairman
                                           of the Board
                                           (Chief Executive Officer)

Date:  March 26, 1998                    /s/ William L. Oshinsky
                                       -----------------------------------
                                           William L. Oshinsky, Treasurer
                                           (Chief Financial and Chief
                                           Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          The following persons constitute a majority of the Board of Directors of Registrant.

Date:  March 26, 1998                    /s/ Charles S. Bresler
                                       -----------------------------------
                                        Charles S. Bresler, Director

Date:  March 26, 1998                    /s/ William L. Oshinsky
                                       -----------------------------------
                                        William L. Oshinsky, Director

Date:  March 26, 1998                    /s/ Edwin Horowitz
                                       -----------------------------------
                                        Edwin Horowitz, Director

Date:  March 26, 1998                    /s/ Burton J. Reiner
                                       -----------------------------------
                                        Burton J. Reiner, Director

Date:  March 26, 1998                    /s/ Stanley S. DeRisio
                                       -----------------------------------
                                        Stanely S. DeRisio, Director

Date: March 26, 1998                     /s/ Ralph S. Childs, Jr.
                                       -----------------------------------
                                        Ralph S. Childs, Jr., Director

  EXHIBIT 21.     Subsidiaries of Registrant