Form 10-Q
period 1998-03-31
BRESLER & REINER INC
filed 1998-04-29
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended March 31, 1998 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                   52-0903024
---------------------------------------          -------------------------------
(State or other jurisdiction of                   (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                        20024
---------------------------------------          -------------------------------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number including area code:       (202) 488-8800
                                                  ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:   X          No:
     -----            -----

Number of Shares of Common Stock
Outstanding April 29, 1998:  2,780,528

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS
                                 -------------

                                          Mar. 31, 1998        DEC. 31, 1997
                                         ---------------      ---------------
                                           (Unaudited)
Rental Property and Equipment, Net         $ 35,887,000        $ 36,250,000
Construction in Process                       7,924,000           8,594,000
Homes Held for Sale                           1,606,000           1,135,000
Land Held for Sale                            4,237,000           4,237,000
Receivables:
    Mortgages and Notes, Affiliates           4,847,000           4,984,000
    Mortgages and Notes, Other                  919,000             923,000
    Other                                     2,062,000           2,318,000
Investment In and Advances To
  Joint Ventures and Partnerships             2,986,000           3,515,000
Cash and Cash Equivalents                     4,493,000           5,762,000
Cash Deposits Held in Escrow                  9,007,000           8,641,000
Investments                                  17,251,000          13,667,000
Income Taxes Receivable                         141,000           1,156,000
Due From Affiliates                              15,000                 -0-
Deferred Charges and Other Assets             6,321,000           6,340,000
                                           ------------        ------------
                                           $ 97,696,000        $ 97,522,000
                                           ============        ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

Liabilities:
   Notes Payable:
      Mortgages Payable                    $ 14,561,000        $ 15,667,000
   Accounts Payable                             975,000           1,810,000
   Accrued Expenses                             659,000             691,000
   Due To Affiliates                             -0-                16,000
   Deposits                                     263,000             249,000
   Deferred Income                              501,000             341,000
   Deferred Income Taxes Payable              5,186,000           5,186,000
                                           ------------        ------------
             Total Liabilities               22,145,000          23,960,000

Minority Interest                               332,000             309,000

Shareholders' Equity                         75,219,000          73,253,000
                                           ------------        ------------
                                           $ 97,696,000        $ 97,522,000
                                           ============        ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                 1998               1997
                                             ------------       ------------
Revenues:
   Sales of Homes                            $    954,000       $  1,334,000
   Other Construction (Net)                       269,000            249,000
   Rentals - Apartments                           621,000            609,000
   Rentals - Commercial                         2,921,000          2,866,000
   Hotel Income                                 1,366,000          1,149,000
   Management Fees, Affiliates                    224,000            212,000
   Leasing Fee, Affiliates                        187,000            187,000
   Interest:
     Affiliates                                   205,000            222,000
     Other                                        415,000            334,000
   Gain on Sale Of Realty Interests               128,000            309,000
   Equipment Leasing & Vending                     62,000             40,000
   Income From Equity Investments                 318,000            223,000
   Other                                           10,000              8,000
                                             ------------       ------------
                                                7,680,000          7,742,000
                                             ------------       ------------

Costs And Expenses:
   Cost of Home Sales                             898,000          1,201,000
   Rentals - Apartments                           344,000            370,000
   Rentals - Commercial                         1,005,000          1,094,000
   Hotel Expenses                               1,212,000          1,082,000
   Land Development Expense                        26,000             27,000
   General And Administrative                     496,000            520,000
   Interest Expense                               354,000            503,000
   Equipment Leasing & Vending                     13,000             14,000
   Reserve for Advances to Partnerships           112,000            118,000
                                             ------------       ------------
                                                4,460,000          4,929,000
                                             ------------       ------------

Net Income Before Income Taxes And
 Minority Interest                              3,220,000          2,813,000

Provision for Income Taxes                      1,231,000          1,137,000

Minority Interest                                  23,000             18,000
                                             ------------       ------------

Net Income                                   $  1,966,000       $  1,658,000
                                             ============       ============

Earnings Per Common Share                    $       0.71       $       0.59
                                             ============       ============

Weighted Average Number of Common
 Shares Outstanding                             2,780,528          2,792,653
                                             ============       ============

                    BRESLER & REINER, INC. AND SUBSIDIARIE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                            1998             1997
                                                        ------------     ------------
Cash Flows from Operating Activities:
 Net Income                                             $  1,966,000     $  1,658,000
 Adjustments to Reconcile Net Income To Net Cash
  Provided by Operating Activities:
    Depreciation & Amortization                              575,000          544,000
    Gain on Sale of Realty Interest                         (128,000)        (309,000)
    Direct Financing Lease Payments                            -0-             54,000
    Amortization of Investment in Direct
      Financing Leases                                         -0-             (1,000)
    (Income) Loss From Equity Investments                   (318,000)        (223,000)
    Other                                                      -0-            (29,000)
    Changes in Other Assets & Liabilities:
       (Increase) Decrease In:
        Construction in Process                              670,000         (233,000)
        Homes Held for Sale                                 (471,000)         513,000
        Mortgages & Notes Receivable                         269,000          469,000
        Income Taxes Receivable                            1,015,000           32,000
        Other Assets                                         222,000         (641,000)
        Increase (Decrease) In Other Liabilities            (701,000)      (1,495,000)
                                                        ------------     ------------
         Total Adjustments                                 1,133,000       (1,319,000)
                                                        ------------     ------------
Net Cash Provided By Operating Activities                  3,099,000          339,000
                                                        ------------     ------------

Cash Flows From Investing Activities:
    Investment in Joint Ventures                             847,000          493,000
    Investment in US Treasury Instruments                 (3,584,000)       1,542,000
    Other                                                   (159,000)        (354,000)
                                                        ------------     ------------
Net Cash Provided By (Used In) Investing Activities       (2,896,000)       1,681,000
                                                         -----------     ------------

Cash Flows From Financing Activities:
    Repayment of Notes Payable                            (1,106,000)        (364,000)
                                                        ------------     ------------
Net Cash Used In Financing Activities                     (1,106,000)        (364,000)
                                                        ------------     ------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                           (903,000)       1,656,000

Cash and Cash Equivalents And Cash Deposits Held
 in Escrow at Beginning of Year                           14,403,000       10,188,000
                                                        ------------     ------------

Cash and Cash Equivalents And Cash Deposits Held
 in Escrow at End of Period                             $ 13,500,000     $ 11,844,000
                                                        ============     ============

Page Two
Consolidated Statements of Cash Flows


                                                            1998             1997
                                                        ------------     ------------
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest (Net of Amount Capitalized)                  $    363,000     $    515,000
  Income Taxes (Current and Estimated)                       216,000          642,000

Supplemental Disclosure of Non-Cash Activities:
  Escrowed Cash Deposits Received                             33,000           53,000
  Escrowed Cash Deposits Refunded                             47,000           85,000


                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

GENERAL:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.


COMMITMENTS AND CONTINGENCIES:

     The Company is contingently liable for $27,000 of outstanding liabilities of non-consolidated partnerships and ventures in which it has investments.

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

     At March 31, 1998, the Company had approximately $2,227,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

     Sales of Homes and Lots.  7 homes were settled in the first three months of
     ------------------------
1998 compared with 10 homes in the same period of 1997.

     Registrant's backlog of homes under contract of sale as of March 31 was 21 in 1998 versus 22 in 1997. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $621,000 in the three months of 1998 as compared to $609,000 for the same period in 1997 or an increase of 2.0%. These increases are primarily the result of higher occupancy. Expenses for the first three months of 1998 was $344,000 as compared to $370,000 in 1997, a 7.0% decrease due to higher maintenance costs in 1997. 1998 net income was $277,000 versus $239,000 for the same period in 1997 or an increase of 16.0%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $2,921,000 in the first three months of 1998 as compared to $2,866,000 for the same period in 1997 or an increase of 2.0%. These increases are primarily due to higher occupancy. Expenses for the first three months of 1998 were $1,005,000 as compared to $1,094,000 in 1997 or a decrease of 8.0%
primarily due to a non-recurring 1997 cost. 1998 net income was $1,916,000 versus $1,772,000 in 1997 or an increase of 8.1%.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the three months ended March 31, as follows:

                               Colonnade            Holiday Inn
                               ---------            ------------
                           1998       1997       1998        1997
                         ---------  ---------  --------  ------------
     Income              1,015,000    886,000  351,000       263,000
     Expense               795,000    706,000  417,000       376,000
                         ---------    -------  -------      --------
     Net Before Taxes      220,000    180,000  (66,000)     (117,000)

The 1998 Colonnade results reflects increased income due to higher average room rates and greater occupancy. The 1998 Holiday Inn results reflects reduced net loss due to the completion of the conversion to a Holiday Inn Express.

     Gain on Sale of Realty Interest.  The 1997 results reflect the profit on
     --------------------------------
the sale of a parcel of land in Montgomery County,

MD in the amount of $187,000. There was no such transaction in 1998.

     Interest Expense.  The l998 reduction in interest expense reflects the
     -----------------
1997 payoff of the Waterside Mall East mortgage and the February 1998 payoff of the Holiday Inn loan.

     Reserve for Advances to Partnerships.  Effective in 1997, Registrant
     -------------------------------------
determined that cash advances to a partnership operating at a loss are accounted for as a cost to the Company. In February 1998, Registrant paid off the mortgage for this partnership.

Assets
------

     Receivables-Other.  The decrease in Receivables-Other is the result of
     ------------------
seasonal fluctuations of receivables from hotel guests and tenants.

     Investments.  The increase is the result of investment of cash in short
     ------------
term Treasury instruments.

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

     During the three month period ended March 31, 1998, cash flow from operating, investing and financing activities resulted in a decrease of $903,000 in cash and cash equivalents. Registrant generated cash flow of $3,099,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $1,106,000.

Disclaimer
----------

     Except for historical matters, the matters discussed in this Form 10-Q are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in operations, 2) market conditions for the Company's products, 3) the Company's ability to lease and release, 4) development risks, 5) competition, and 6) changes in the economic climate.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             (a)  Exhibit 27 - Financial Data Statement


             (b)  Reports on Form 8-K

     No reports on From 8-K have been filed during the quarter ended March 31, 1998.

                         S  I  G  N  A  T  U  R  E  S


     Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRESLER & REINER, INC.
                                   (Registrant)


Date: April 29, 1998               /S/  Burton J. Reiner
      ---------------              ------------------------------------
                                        Burton J. Reiner, President


Date: April 29, 1998               /S/  William Oshinsky
      ---------------              ------------------------------------
                                        William Oshinsky, Treasurer
                                         (Principal Financial Officer)
