Form 10-Q
period 1998-06-30
BRESLER & REINER INC
filed 1998-08-11
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 1998 Commission File No. 06201

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




Yes: __X__      No: _____

Number of Shares of Common Stock
Outstanding August 11, 1998:  2,792,653

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS
                                    ------

                                         June 30, 1998        Dec. 31, 1997
                                        ---------------      ---------------
                                          (Unaudited)
Rental Property and Equipment, Net      $    35,517,000      $    36,250,000
Construction in Process                       8,405,000            8,594,000
Homes Held for Sale                           1,319,000            1,135,000
Land Held for Sale                            4,237,000            4,237,000
Investments                                  16,305,000           13,667,000
Receivables:
     Mortgages and Notes, Affiliates          4,706,000            4,984,000
     Mortgages and Notes, Other                 724,000              923,000
     Other                                    3,140,000            2,318,000
Investment In and Advances To
  Joint Ventures and Partnerships             2,531,000            3,515,000
Cash and Cash Equivalents                     5,669,000            5,762,000
Cash Deposits Held in Escrow                  5,446,000            8,641,000
Income Taxes Receivable                         270,000            1,156,000
Deferred Charges and Other Assets             6,010,000            6,340,000
                                        ---------------      ---------------
                                        $    94,279,000      $    97,522,000
                                        ===============      ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Mortgage Loans Payable             $     7,205,000      $    15,667,000
     Accounts Payable                         1,033,000            1,810,000
     Accrued Expenses                           651,000              691,000
     Due To  Affiliates                         683,000               16,000
     Deposits                                   284,000              249,000
     Deferred Income                          1,308,000              341,000
     Deferred Income Taxes Payable            5,186,000            5,186,000
                                        ---------------      ---------------

        Total Liabilities                    16,350,000           23,960,000

Minority Interest                               270,000              309,000

Shareholders' Equity                         77,659,000           73,253,000
                                        ---------------      ---------------

                                        $    94,279,000      $    97,522,000
                                        ===============      ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                 1998                 1997
                                           ---------------      ---------------
Revenues:
     Sales of Homes                        $     2,022,000      $     2,520,000
     Other Construction (Net)                      582,000              378,000
     Rentals - Apartments                        1,254,000            1,161,000
     Rentals - Commercial                        5,697,000            5,825,000
     Hotel Income                                3,590,000            3,032,000
     Management Fees, Affiliates                   440,000              431,000
     Leasing Fee, Affiliates                       374,000              374,000
     Interest:
       Affiliates                                  504,000              438,000
       Other                                       774,000              690,000
     Gain on Sale of Realty Interests              259,000              428,000
     Equipment Leasing and Vending                 133,000               64,000
     Income from Equity Investments                600,000              425,000
     Other                                          17,000               14,000
                                           ---------------      ---------------
                                                16,246,000           15,780,000
                                           ---------------      ---------------
Costs And Expenses:
     Cost of Home Sales                          1,945,000            2,342,000
     Rentals - Apartments                          717,000              742,000
     Rentals - Commercial                        2,088,000            2,101,000
     Hotel Expenses                              2,584,000            2,342,000
     Land Carrying Cost                             52,000               51,000
     General and Administrative                    924,000              945,000
     Interest Expense                              566,000            1,045,000
     Equipment Leasing and Vending                  21,000               26,000
     Reserve for Advances to Partnerships          224,000              151,000
                                           ---------------      ---------------
                                                 9,121,000            9,745,000
                                           ---------------      ---------------

Net Income Before Income Taxes and
  Minority Interest                              7,125,000            6,035,000

Income Taxes                                     2,758,000            2,207,000

Minority Interest                                 (39,000)               53,000
                                           ---------------      ---------------

Net Income                                 $    4,406,000       $    3,775,000
                                           ===============      ===============

Earnings per Common Share                  $    1.58            $    1.35
                                           ===============      ===============

Weighted Average Number of Common
        Shares Outstanding                    2,792,653            2,792,653
                                           ===============      ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                              1998                 1997
                                        ---------------      ---------------
Revenues:
     Sales of Homes                     $     1,068,000      $     1,186,000
     Other Construction (Net)                   313,000              129,000
     Rentals - Apartments                       633,000              552,000
     Rentals - Commercial                     2,776,000            2,959,000
     Hotel Income                             2,224,000            1,883,000
     Management Fees, Affiliates                216,000              219,000
     Leasing Fee, Affiliates                    187,000              187,000
     Interest:
       Affiliates                               299,000              216,000
       Other                                    359,000              356,000
     Gain on Sale of Realty Interests           131,000              119,000
     Equipment Leasing and Vending               71,000               24,000
     Income from Equity Investments             282,000              202,000
     Other                                        7,000                6,000
                                        ---------------      ---------------
                                              8,566,000            8,038,000
                                        ---------------      ---------------

Costs And Expenses:
     Cost of Home Sales                       1,047,000            1,141,000
     Rentals - Apartments                       373,000              372,000
     Rentals - Commercial                     1,083,000            1,007,000
     Hotel Expenses                           1,372,000            1,260,000
     Land Carrying Cost                          26,000               24,000
     General and Administrative                 428,000              425,000
     Interest Expense                           212,000              542,000
     Equipment Leasing and Vending                8,000               12,000
     Reserve for Advances to Partnerships       112,000               33,000
                                        ---------------      ---------------
                                              4,661,000            4,816,000
                                        ---------------      ---------------

Net Income Before Income Taxes and
  Minority Interest                           3,905,000            3,222,000

Income Taxes                                  1,527,000            1,070,000

Minority Interest                              (62,000)               35,000
                                        ---------------      ---------------

Net Income                              $    2,440,000       $    2,117,000
                                        ===============      ===============

Earnings per Common Share               $    0.87            $    0.75
                                        ===============      ===============

Weighted Average Number of Common
        Shares Outstanding                 2,792,653            2,792,653
                                        ===============      ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                            1998                 1997
                                                        --------------       --------------
Cash Flows from Operating Activities:
  Net Income                                            $    4,406,000       $    3,775,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                          1,151,000            1,090,000
      Gain on Sale of Realty Interest                         (259,000)            (428,000)
      Direct Financing Lease Payments                            -0-                 57,000
      Amortization of Investment in Direct
        Financing Leases                                         -0-                 (1,000)
      Proceeds from Sale of Equipment Under
        Direct Financing Leases                                  -0-                 10,000
      (Income) Loss from Equity Investments                   (600,000)            (425,000)
      Other                                                      -0-                (29,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                            189,000             (296,000)
            Homes Held for Sale                               (184,000)             800,000
            Mortgages and Notes Receivable                     736,000              734,000
            Income Taxes Receivable                            886,000               32,000
            Other Assets                                      (598,000)            (251,000)
            Increase (Decrease) In Other Liabilities           813,000              470,000
                                                        --------------       --------------
                 Total Adjustments                           2,134,000            1,763,000
                                                        --------------       --------------
Net Cash Provided by Operating Activities                    6,540,000            5,538,000
                                                        --------------       --------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                           1,584,000              769,000
      Investment in US Treasury Instruments                 (2,638,000)             235,000
      Other                                                   (312,000)            (862,000)
                                                        --------------       --------------
Net Cash (Used In) Provided by  Investing Activities        (1,366,000)             142,000
                                                        --------------       --------------


Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                   (8,462,000)            (736,000)
                                                        --------------       --------------
Net Cash Used in Financing Activities                       (8,462,000)            (736,000)
                                                        --------------       --------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                          (3,288,000)           4,944,000

Cash and Cash Equivalents and Cash Deposits Held
  in Escrow at Beginning of Year                            14,403,000           10,188,000
                                                        --------------       --------------

Cash and Cash Equivalents and Cash Deposits Held
  in Escrow at End of Period                            $   11,115,000       $   15,132,000
                                                        ==============       ==============

Page Two
Consolidated Statements of Cash Flows


                                                              1998                 1997
                                                        --------------       --------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                $      575,000       $    1,060,000
    Income Taxes (Current and Estimated)                     1,871,000              781,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                            106,000               93,000
    Escrowed Cash Deposits Refunded                             71,000              107,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

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

     At June 30, 1998, the Company had approximately $2,122,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

  Sales of Homes and Lots.   15 homes and no lots were settled in the first six
  -----------------------
months of 1998 compared with 18 homes and one lot in the same period of 1997. In the second quarter of 1998, 8 homes and no lots were settled versus 8 homes and one lot in the same period of 1997.

  Registrant's backlog of homes under contract of sale as of June 30 was 29 in 1998 versus 25 in 1997. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,254,000 in the first six months of 1998, an increase of 8.0% over $1,161,000 for the same period in 1997. Income for the second quarter of 1998 was $633,000, an increase of 14.70% over $552,000 for the like period in 1997 due to increased occupancy. Expenses for the first six months of 1998 was $717,000 as compared to $742,000 in 1997, a 3.4% decrease. Expenses for the second quarter of 1998 were constant with the second quarter of 1997.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $5,697,000 in the first six months of 1998 as compared to $5,825,000 for the same period in 1997 or a decrease of 2.20%. Income for the second quarter of 1998 decreased by 6.20% over the same period in 1997. The decrease is primarily due to a reduction in the rent of one of the Registrant's office buildings. Expenses for the first six months of 1998 were $2,088,000 as compared to $2,101,000 in 1997. Expenses for the second quarter of 1998 increased by 7.50% as a result of an increase in certain Waterside Mall expenses.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the six months ended June 30, as follows:

                              Colonnade             Holiday Inn
                         --------------------  -----------------------
                           1998       1997       1998         1997
                         ---------  ---------  ---------  ------------
     Income              2,492,000  2,299,000  1,098,000      733,000
     Expense             1,642,000  1,562,000    942,000      780,000
                         ---------  ---------  ---------      -------
     Net Before Taxes      850,000    737,000    156,000      (47,000)

The 1998 Colonnade results reflects increased income due to higher average room rates and greater occupancy. The 1998 Holiday Inn results reflects increased income due to the completion of the conversion to a Holiday Inn Express.

      Gain on Sale of Realty Interest.  The 1997 results reflect the profit on
      --------------------------------
the sale of a parcel of land in Montgomery County, MD in the amount of $187,000. There was no similar transaction in 1998.

      Interest Expense.  The l998 reduction in interest expense reflects the
      -----------------
1997 payoff of the Waterside Mall East mortgage loan and the February 1998 payoff of the Holiday Inn mortgage loan.

      Reserve for Advances to Partnerships.  Effective in 1997, Registrant
      -------------------------------------
determined that cash advances to a partnership operating at a loss are accounted for as a cost to the Company. In February 1998, Registrant paid off the first trust mortgage on this property.

Assets and Liabilities
----------------------

      Receivables-Other.  The increase in Receivables-Other is the result of
      ------------------
increased business at the Colonnade which has resulted in increased revenues and business receivables.

      Investments.  The increase is the result of investment of cash in short
      ------------
term Treasury instruments.

      Mortgage Loans Payable.  During the second quarter of 1998, Registrant
      -----------------------
purchased the mortgage loan on one of its partnership's commercial properties. The loan and the corresponding receivable are being eliminated in accordance with generally accepted accounting principles. As of June 30, 1998, there were two non-recourse mortgages on Registrant's properties in the amount of $5,197,000 and $2,008,000 totaling $7,205,000.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the six month period ended June 30, l998, cash flow from operating, investing and financing activities decreased by $3,288,000 in cash. Registrant generated cash flow of $6,540,000 from operating activities. Cash flow from operating activities and accumulated cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. $8,462,000 was used for the repayment of property mortgages and the purchase of mortgage loans.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                (a)  Exhibit 27 - Financial Data Statement


                (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                         S  I  G  N  A  T  U  R  E  S


           Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRESLER & REINER, INC.
                                    (Registrant)



Date: August 11, 1998           /S/ Burton J. Reiner
     ----------------           ------------------------------------------------
                                    Burton J. Reiner, President


Date: August 11, 1998           /S/ William Oshinsky
     ----------------           ------------------------------------------------
                                    William Oshinsky, Treasurer
                                    (Principal Financial Officer)