Form 10-Q
period 1998-09-30
BRESLER & REINER INC
filed 1998-11-10
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 1998 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                     52-0903024
-----------------------------------             --------------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                         20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number including area code:      (202) 488-8800
                                                  ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.


Yes:   X      No:
     -----        -----

Number of Shares of Common Stock
Outstanding November 10, 1998:  2,780,528

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS
                                    ------

                                         Sept. 30, 1998       Dec. 31, 1997
                                        ---------------      ---------------
                                          (Unaudited)
Rental Property and Equipment, Net      $    35,343,000      $    36,250,000
Construction in Process                       7,271,000            8,594,000
Homes Held for Sale                           1,296,000            1,135,000
Land Held for Sale                            4,245,000            4,237,000
Investments                                  19,248,000           13,667,000
Receivables:
     Mortgages and Notes, Affiliates          4,562,000            4,984,000
     Mortgages and Notes, Other                 693,000              923,000
     Other                                    3,889,000            3,124,000
Investment In and Advances To
  Joint Ventures and Partnerships             2,846,000            3,515,000
Cash and Cash Equivalents                     4,988,000            5,762,000
Cash Deposits Held in Escrow                  6,672,000            8,641,000
Income Taxes Receivable                        -0-                 1,156,000
Due From Affiliates                             304,000             -0-
Deferred Charges and Other Assets             6,217,000            6,340,000
                                        ---------------      ---------------
                                        $    97,574,000      $    98,328,000
                                        ===============      ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Mortgage Loans Payable             $     7,175,000      $    15,667,000
     Accounts Payable                         1,018,000            1,810,000
     Accrued Expenses                           791,000              691,000
     Due To  Affiliates                        -0-                    16,000
     Deposits                                   254,000              249,000
     Deferred Income                            771,000              341,000
     Current Income Taxes Payable             1,239,000             -0-
     Deferred Income Taxes Payable            5,186,000            5,186,000
                                        ---------------      ---------------
        Total Liabilities                    16,434,000           23,960,000

Minority Interest                             1,076,000            1,115,000

Shareholders' Equity                         80,064,000           73,253,000
                                        ---------------      ---------------

                                        $    97,574,000      $    98,328,000
                                        ===============      ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                              1998                 1997
                                            -----------          -----------
Revenues:
     Sales of Homes                         $ 3,544,000          $ 3,536,000
     Other Construction, Net                    878,000              600,000
     Rentals - Apartments                     1,881,000            1,763,000
     Rentals - Commercial                     8,532,000            8,965,000
     Hotel Income                             5,582,000            4,631,000
     Management Fees, Affiliates                660,000              671,000
     Leasing Fee, Affiliates                    561,000              561,000
     Interest:
       Affiliates                             1,036,000              648,000
       Other                                  1,171,000            1,142,000
     Gain on Sale of Realty Interests           457,000              549,000
     Equipment Leasing and Vending              200,000               79,000
     Income from Equity Investments           1,244,000              660,000
     Gain on Commercial Paper                  -0-                   377,000
     Other                                       26,000               20,000
                                            -----------          -----------
                                             25,772,000           24,202,000
                                            -----------          -----------

Costs And Expenses:
     Cost of Home Sales                       3,468,000            3,294,000
     Rentals - Apartments                     1,113,000            1,138,000
     Rentals - Commercial                     3,210,000            3,205,000
     Hotel Expenses                           3,989,000            3,592,000
     Land Carrying Cost                          78,000               97,000
     General and Administrative               1,366,000            1,340,000
     Interest Expense                           901,000            1,534,000
     Equipment Leasing and Vending               30,000               41,000
     Provision for Write Down of
      Construction                             -0-                   650,000
     Reserve for Advances to Partnerships       252,000              110,000
                                            -----------          -----------
                                             14,407,000           15,001,000
                                            -----------          -----------

Net Income Before Income Taxes and
  Minority Interest                          11,365,000            9,201,000

Income Taxes                                  4,620,000            3,393,000

Minority Interest                              (66,000)               76,000
                                            -----------          -----------
Net Income                                  $ 6,811,000          $ 5,732,000
                                            ===========          ===========

Earnings per Common Share                   $      2.45          $      2.05
                                            ===========          ===========

Weighted Average Number of Common
        Shares Outstanding                    2,780,528            2,792,653
                                            ===========          ===========

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                              1998                 1997
                                           ------------         ------------
Revenues:
     Sales of Homes                        $  1,522,000         $  1,016,000
     Other Construction, Net                    296,000              222,000
     Rentals - Apartments                       627,000              602,000
     Rentals - Commercial                     2,835,000            3,140,000
     Hotel Income                             1,992,000            1,599,000
     Management Fees, Affiliates                220,000              240,000
     Leasing Fee, Affiliates                    187,000              187,000
     Interest:
       Affiliates                               532,000              210,000
       Other                                    397,000              452,000
     Gain on Sale of Realty Interests           198,000              121,000
     Equipment Leasing and Vending               67,000               15,000
     Income from Equity Investments             644,000              235,000
     Gain on Commercial Paper                  -0-                   377,000
     Other                                        9,000                6,000
                                           ------------         ------------
                                              9,526,000            8,422,000
                                           ------------         ------------

Costs And Expenses:
     Cost of Home Sales                       1,523,000              952,000
     Rentals - Apartments                       396,000              396,000
     Rentals - Commercial                     1,122,000            1,104,000
     Hotel Expenses                           1,405,000            1,250,000
     Land Carrying Cost                          26,000               46,000
     General and Administrative                 442,000              395,000
     Interest Expense                           335,000              489,000
     Equipment Leasing and Vending                9,000               15,000
     Provision for Write Down of
      Construction                            -0-                    650,000
     Reserve for Advances to Partnerships       28,000               (41,000)
                                           ------------         ------------
                                              5,286,000            5,256,000
                                           ------------         ------------

Net Income Before Income Taxes and
  Minority Interest                           4,240,000            3,166,000

Income Taxes                                  1,862,000            1,186,000

Minority Interest                               (27,000)              23,000
                                           ------------         ------------

Net Income                                 $  2,405,000         $  1,957,000
                                           ============         ============

Earnings per Common Share                  $       0.86         $       0.70
                                           ============         ============

Weighted Average Number of Common
        Shares Outstanding                    2,780,528            2,792,653
                                           ============         ============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                             1998                 1997
                                                        --------------       --------------

Cash Flows from Operating Activities:
  Net Income                                            $    6,811,000       $    5,732,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                          1,750,000            1,636,000
      Provision for Write Down of Construction                 -0-                  650,000
      Gain on Sale of Realty Interest                         (457,000)            (549,000)
      Direct Financing Lease Payments                          -0-                   57,000
      Amortization of Investment in Direct
        Financing Leases                                       -0-                  (22,000)
      Proceeds from Sale of Equipment Under
        Direct Financing Leases                                -0-                   90,000
      (Income) Loss from Equity Investment                  (1,244,000)            (660,000)
      Other                                                    -0-                  (29,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                          1,323,000           (1,121,000)
            Homes Held for Sale                               (161,000)           1,347,000
            Mortgages and Notes Receivable                   1,109,000            1,017,000
            Income Taxes Receivable                          1,156,000              (10,000)
            Other Assets                                      (809,000)            (880,000)
            Increase (Decrease) In Other Liabilities           623,000              762,000
                                                        --------------       --------------
                 Total Adjustments                           3,290,000            2,288,000
                                                        --------------       --------------
Net Cash Provided by Operating Activities                   10,101,000            8,020,000
                                                        --------------       --------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                           1,913,000            2,626,000
      Investment in US Treasury Instruments                 (5,581,000)           1,656,000
      Other                                                   (684,000)          (1,317,000)
                                                        --------------       --------------
Net Cash (Used In) Provided by  Investing Activities        (4,352,000)           2,965,000
                                                        --------------       --------------

Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                   (8,492,000)          (1,116,000)
                                                        --------------       --------------
Net Cash Used in Financing Activities                       (8,492,000)          (1,116,000)
                                                        --------------       --------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                          (2,743,000)           9,869,000

Cash and Cash Equivalents and Cash Deposits Held
  in Escrow at Beginning of Year                            14,403,000           10,188,000
                                                        --------------       --------------

Cash and Cash Equivalents and Cash Deposits Held
  in Escrow at End of Period                            $   11,660,000       $   20,057,000
                                                        ==============       ==============

Page Two
Consolidated Statements of Cash Flows

                                                            1998                 1997
                                                        --------------       --------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                $      910,000       $    1,552,000
    Income Taxes (Current and Estimated)                     2,500,000            2,042,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                            138,000              138,000
    Escrowed Cash Deposits Refunded                            133,000              143,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

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


COMMITMENTS AND CONTINGENCIES:

     During 1990 and 1989, the Company purchased limited partnership interests in partnerships. The interests acquired range from 79% to 99%. The partnerships generate low income housing tax credits. Capital contributions by the Company are payable in annual installments for ten years. The Company will no longer be liable for additional capital contributions to some of these partnerships after 1999 and the remainder after the year 2000. The amount of projected contributions are to be adjusted annually. The Company estimates that it will have sufficient funds for required capital contributions.

     At September 30, 1998, the Company had approximately $1,930,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

     Sales of Homes and Lots. 26 homes and no lots were settled in the first
     -----------------------
nine months of 1998 as compared with 25 homes and two lots in the same period of 1997. Net Home Sales was $76,000 in the first nine months of 1998 as compared to $242,000 for the same period of 1997 or a decrease of 68.60%. The decrease is caused by the highly competitive market place for new homes in the area. In the third quarter of 1998, 11 homes and no lots were settled versus 7 homes and one lot in the same period of 1997.

     Registrant's backlog of homes under contract of sale as of September 30 was 27 in 1998 versus 30 in 1997. Registrant generally receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,881,000 in the first nine months of 1998, an increase of 6.70% over $1,763,000 for the same period in 1997. Income for the third quarter of 1998 was $627,000, an increase of 4.20% over $602,000 for the like period in 1997. Expenses for the first nine months of 1998 were $1,113,000 as compared to $1,138,000 in 1997, a 2.2% decrease. Expenses for the third quarter of 1998 were consistent with the third quarter of 1997.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $8,532,000 in the first nine months of 1998 as compared to $8,965,000 for the same period in 1997 or a decrease of 4.80%. Income for the third quarter of 1998 decreased by 9.70% over the same period in 1997. The decrease is primarily due to a reduction in rent from one of the Registrant's office buildings. The rent reduction is in lieu of tenant construction allowances. Additionally, the lease for this building has been extended for an additional ten year period effective January 1, 1999. As consideration for the ten year lease, the rental rate will be reduced to current market. Expenses for the first nine months of 1998 were $3,211,000 as compared to $3,205,000 in 1997. Expenses for the third quarter of 1998 were consistent with the third quarter of 1997.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the nine months ended September 30, as follows:

                               Colonnade              Holiday Inn
                         ----------------------  ---------------------
                           1998        1997        1998        1997
                         ---------  -----------  ---------  ----------
     Income              3,880,000    3,554,000  1,702,000  1,077,000
     Expense             2,561,000    2,419,000  1,428,000  1,173,000
                         ---------    ---------  ---------  ---------
     Net Before Taxes    1,319,000    1,135,000    274,000    (96,000)

The 1998 Colonnade operations reflects an increase of 3.70% in room occupancy and an increase of 5.30% in average daily room rates over the same period in 1997. The 1998 Holiday Inn Express results reflects an increase of 40.70% in room occupancy and and increase of 11.80% in average daily room rates as compared to the same period in 1997 due in part to the completion of the renovation and conversion to a Holiday Inn Express.


      Interest  Affiliates: The increase in 1998 reflects the interest received
      ---------------------
by Registrant on one of its partnership's commercial properties. "See Mortgage Loans Payable".

      Gain on Sale of Realty Interests.  The 1998 results reflect the profit on
      ---------------------------------
the sale of one of Registrant's convenience stores in the amount of $64,000 and the amortization of the deferred gains from prior years' Sale of Realty Interests. The 1997 results reflect the profit on the sale of a parcel of land in Montgomery County, MD in the amount of $187,000.

      Income for Equity Investments.  The 1998 results reflects the profit from
      ------------------------------
the sale of transportation equipment owned by Tech-High Leasing Company, in which Registrant holds a 50% interest.

      Interest Expense.  The l998 reduction in interest expense reflects the
      -----------------
1997 payoff of the Waterside Mall East mortgage loan and the February 1998 payoff of the Holiday Inn mortgage loan.

      Reserve for Advances to Partnerships.  Effective in 1997, Registrant
      -------------------------------------
determined that cash advances to a partnership operating at a loss are accounted for as a cost to the Company. In February 1998, Registrant paid off the first trust mortgage on this property. This resulted in an increase in the Reserve.

Assets and Liabilities
----------------------

      Investments.  The increase is the result of additional cash investment in
      ------------
short term Treasury instruments.

      Mortgage Loans Payable.  During the second quarter of 1998, Registrant
      -----------------------
purchased the mortgage loan on one of its partnership's commercial properties. The loan and the corresponding receivable are being eliminated in accordance with generally accepted accounting principles. As of September 30, 1998, there were two non-recourse mortgages on Registrant's properties in the amount of $5,174,000 and $2,001,000 totaling $7,175,000.

Liquidity and Capital Resources
-------------------------------

  Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the nine month period ended September 30, l998, cash flow from operating, investing and financing activities decreased by $2,743,000. Registrant generated cash flow of $10,101,000 from operating activities. Cash flow from operating activities and accumulated cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. $8,492,000 was used for the repayment of property mortgages and the purchase of a mortgage loan.

Registrant estimates it will require substantial cash for capital improvements, tenant fit up, leasing fees and allowances as the result of the expiration in the year 2002 of the GSA lease in the Waterside Mall property. Without a major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its cash reserves.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                (a)  Exhibit 27 - Financial Data Statement

                (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                         S  I  G  N  A  T  U  R  E  S


Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRESLER & REINER, INC.
                                    (Registrant)



Date: November 10, 1998             /s/  Burton J. Reiner
     ------------------             ---------------------------
                                    Burton J. Reiner, President


Date: November 10, 1998             /s/  William Oshinsky
     ------------------             ---------------------------
                                    William Oshinsky, Treasurer
                                    (Principal Financial Officer)