Form 10-K405
period 1998-12-31
BRESLER & REINER INC
filed 1999-03-29
CIK 14073

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20001

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1998
                             -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to  ____________________
Commission File Number   0-6201
                         ------------------

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     52-0903424
---------------------------------          ------------------------------------
(State or other Jurisdiction of            (IRS Employer Identification number)
 incorporation or organization)

      401 M Street, S.W.
      Waterside Mall
      Washington, D.C.                                         20024
-----------------------------------------            --------------------------
(Address of principal executive Office)                      (Zip Code)
Registrant's telephone number including area code:  (202) 488-8800
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:  None
 Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
                                     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 15, 1999 was 2,839,653 shares, and the aggregate market value of the shares held by non-affiliates (based upon 29.5625 per share, the average of the closing bid and asked prices reported by The National Quotation Bureau) was approximately $27,507,315.

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

          The Exhibit Index is found on page 50.

                                    PART I

ITEM 1.  BUSINESS
         --------

          Registrant has two principal activities, Residential Land Development and Construction and Rental Property Ownership and Management, primarily in the Washington, DC Metropoliton Area.

Residential Land Development and Construction
---------------------------------------------

          Registrant owns several partially developed residential tracts of land within the greater Washington, D.C. area. On these tracts, it develops residential lots for sale and constructs and develops single family homes and townhouses as part of residential subdivisions. Registrant may decide to sell certain of its land if it determines that it is in the best interest of Registrant to do so.

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

        A.  Registrant's Homebuilding Projects
            ----------------------------------

          1.  Skyline Hill's, Prince George's County, Maryland.  This project
              ------------------------------------------------
consists of 179 single-family homes and 43 townhomes. 3 single-family homes and 11 townhouses were sold and settled in 1998. As of March 12, 1999, 2 townhouses were under contract of sale. 6 single-family lots and 1 townhouse, together with one single family model and 1 townhouse model, remain unsold.

          2.  St. Mary's County, Maryland.  This project consists of 64
              ---------------------------
subdivided lots, all of which have been sold, and 31 farmsteads, of 15 to 30 acres each. As of March 12, 1999, 9 farmsteads totaling 210 acres remain to be sold.

          3.  Oak Hill Towns, Prince George's County, Maryland. This 83 townhome
              ------------------------------------------------
development has been completed. The last 7 townhomes were sold and settled in 1998.

          4.  Yorkshire Knolls, Prince George's County, Maryland. This project
              --------------------------------------------------
consists of 252 townhouses on a 31.5 acre tract. Clearing and grading for the entire project is complete. 20 homes were sold and settled during 1998. As of March 12, 1999, a total of 103 homes were settled and 20 homes are under contract of sale. When these 20 homes are settled, 129 townhomes will remain to be developed and sold.

                           _________________________

          In the sale of homes by Registrant and entities controlled by it, Registrant has utilized furnished model homes at each site. Sales are made by independent real estate brokers to whom a commission is paid. In its production of homes for sale, Registrant competes with numerous builders, which range from well financed and managed regional and national firms to small speculative builders.

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

          There can be no assurances that Registrant will in the future be able to secure acceptable permanent mortgage commitments for its customers, and the absence of such commitments could adversely affect its sale of homes.

          Because of its seasonal nature, home sales generally decline in the first quarter of Registrant's fiscal year.

   B.  Joint Ventures with Sequoia Building Corporation of Virginia ("Sequoia")
       ------------------------------------------------------------------------
at Manassas, Virginia.  Starting in 1984, Registrant entered into a series of
---------------------
joint ventures and partnerships with Sequoia in Manassas, Prince William County, Virginia. In 1984, Registrant and Sequoia organized a limited partnership known as Paradise Developers ("Paradise") to develop a 418 acre tract of land in Manassas, Virginia (the "Tract"). The Tract yielded approximately 243 acres of residential land and 100 acres of commercial land after streets, recreation facilities, parks and schools.

          Registrant's subsidiary is the sole general partner and managing general partner, owning a 50% partnership interest. Sequoia is a limited partner owning a 50% partnership interest.

          Registrant originally owned the Tract and Paradise purchased the Tract in two stages from Registrant in December, 1985 and September, 1986. The consideration for this purchase was a subordinated non-recourse mortgage and note ("purchase money mortgage") in the original principal amount of $11,525,616. As of December 31, 1998, the balance due Registrant on the purchase money mortgage was $1,898,808. In addition, Registrant is due $1,862,047 in unpaid interest, which will be recognized as income when received.

        All of the residential land and 51 acres of the commercial land was sold prior to 1993. Paradise developed 18 acres of land into three commercial projects; the 7800 Building, a bank building and Paradise Sudley North Office Park. 31 acres of commercial land remain to be sold or developed.

        1.  7800 Building.  Paradise constructed a 15,460 square foot office
            -------------
building known as the 7800 Building on 1.52 acres of the Tract. The building is 82% leased.

        2.  Bank Building.  This building of 3,478 rentable square feet on two
            -------------
thirds of an acre is leased to NationsBank. The lease terminates in December, 2001, subject to NationsBank's option to renew for up to four successive five-year terms.

        3.  Paradise Sudley North Office Buildings. Registrant's subsidiary is
            --------------------------------------
the sole general partner of Paradise Sudley North Limited Partnership ("Sudley"), owner of a 16.35 acre parcel of the Tract. Registrant owns 98.75% of this partnership. A former employee of Sequoia owns the remaining 1.25% interest.

        Sudley has developed on this site four office buildings, which contain approximately 187,000 square feet of space. Buildings A, B and C are owned by Sudley. Building D is owned by Paradise Sudley North Building D Partnership, a joint venture in which Sudley is a 50% partner and a Limited Liability Company controlled by the Chief Executive Officer of Registrant is the owner of the remaining 50%.

                Building A, 22,608 square feet, is 53% leased.

                Building B, 62,420 square feet, is 61% leased.

                Building C, 33,120 square feet, is 78% leased.

                Building D, 69,374 square feet, is 100% leased to the Prince William County, Virginia government ("PWC"). The original lease expired December 31, 1998. Prior to the lease expiration, the Company negotiated a new ten (10) year lease to expire December 31, 2009. PWC, at its option, may extend the term for an additional five (5) years. In consideration of the new lease and in lieu of the owner having to refit the building, PWC was given $400,000 rent credit during 1998. The new lease reduces the rental to the original lease rent and requires PWC to pay for utilities. Since the formation of the Paradise Sudley North Building D Partnership, Sudley has been a 50% partner with a right of return on the value of its capital contribution before distribution to other partners. There were two non-affiliated limited partners each of whom owned a 25% limited partnership interest. During 1998, the non-affiliated partners elected to dispose of their partnership interests. The Company decided not to purchase these partnership interests. The 50% non-affiliates' interests were purchased by the Bresler Family Investors Limited Liability Company ("LLC"). Charles S. Bresler, the Company's Chief Executive Officer, is the manager of this LLC.

Rental Property Ownership and Management
----------------------------------------

        Registrant owns and manages apartment buildings, for itself and others. In the Southwest Washington, DC urban renewal area, as described below, Registrant holds a 49% interest in an office building, and owns and manages a portion of an enclosed shopping-office center. It is the policy of Registrant to manage and lease these rental properties through its own personnel. Registrant also is a limited partner in certain properties described below, which are operated by others.

        Apartments.  Registrant owns and operates two apartment complexes, one
        ----------
in Greenbelt, MD and one in Southwest Washington, DC with a total of 294 units. Registrant constructed these apartment buildings.

        As of December 31, 1998, approximately 95% of Registrant's apartment units were rented. In renting apartment units Registrant employs rental agents and uses model apartments, advertising in local newspapers and displays on the site. Each building or complex has a project manager employed by Registrant who supervises rentals and general operations.

        Apartment leases generally provide for a fixed monthly rental over a one-year term and the tenant normally gives a security deposit. Registrant estimates that the average length of occupancy of an apartment by its tenants is approximately 30 months. Registrant pays for all utilities, except that certain tenants pay for their own electricity. All of Registrant's properties are in good condition, and in the opinion of Registrant, are adequately covered by fire and other casualty insurance.

        Southwest Washington, D.C. Urban Renewal Area.  Since 1964, Registrant
        ---------------------------------------------
has been the redeveloper of a portion of the Southwest Washington, D.C. Urban Renewal Area (the "Area"), located immediately south of the "Federal Mall" which extends from the United States Capitol Building to the Washington Monument. Registrant has performed each of its principal business activities, as well as building construction for others, in this Area.

        High Rise Office Buildings.  Located in the Area are two matching 14
        --------------------------
story office buildings, which are leased and managed by Registrant. One building, with approximately 153,000 square feet, is owned by Trilon Plaza Company ("Trilon") an affiliate; the other building, with approximately, 173,000 square feet, is owned by Town Center East Investors ("TCELP"), a limited partnership in which Registrant holds a 49% interest and serves as the 1% general partner.

        Trilon is a limited partnership, in which a substantial majority interest is owned by Messrs. Bresler and Reiner, whose wholly owned corporation is the general partner (other officers of Registrant hold minor interests) and the balance is owned by non-affiliates. Trilon's principal assets are its leasehold interests in the Area and the projects developed thereon.

        GSA Lease.  The United States General Services Administration ("GSA")
        ---------
leases all of the two high rise buildings, as well as the second and third floors of the adjacent shopping-office center and a portion of another smaller structure (see "Shopping Center") at an annual rental of approximately $22.6 million for approximately 955,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). The GSA lease covers 89.4% of the total commercial and office space in the project. Approximately 327,550 square feet of the portion of the shopping center owned by Registrant (97.1% of Registrant's portion of the project) is included in the GSA lease at an annual rental of approximately $7.4 million. 72,000 square feet are owned by S.E.W. Investors, another affiliate. 173,000 square feet are owned by TCELP, in which Registrant has a 49% interest. Registrant acts as managing and leasing agent for Trilon, TCELP and S.E.W. Investors for their portions of the leased space. All four owners, including Registrant, are jointly and severally liable as landlord to GSA under the Lease. See "Management of Rental Properties".

        The GSA lease expires in September, 2002, and provides that the GSA may, on one year's notice, terminate portion of the lease at any time after September, 2000. The GSA has not given any notice of early termination.

        The Environmental Protection Agency ("EPA"), the principal occupant under the GSA lease, is in the process of relocating to new facilities and expects to vacate Registrant's buildings by some time in 2001. The GSA has placed other tenants in portions of the EPA space as it has been vacated.

        In January, 1997 and February, 1998, the GSA leased an additional 5,000 square feet and 45,000 square feet, respectively, for use by the EPA. This office space was previously leased to unrelated commercial government contractors. These leases also will expire in September, 2002 and are subject to cancellation after September, 2000.

        Total GSA rental from Registrant's portion of the mall complex is currently $7.4 Million. Registrant also received $766,000 in leasing fees and $535,000 in management fees in 1998 as the result of the GSA lease. The commercial tenants in the mall complex also rely heavily on the GSA lease occupants. If GSA does not place other tenants in the space being vacated by EPA, the commercial tenants and Registrant may lose substantial revenue.

        The Southwest Community Council, in concert with the District of Columbia government, has commissioned a study by the Urban Land Institute ("ULI") to provide a detailed study and recommendations as to the use of the Waterside Mall complex, when the GSA lease terminates. The ULI study commenced on March 1, 1998. The written report has been published. There is an assurance that the recommendations of the ULI will be undertaken or are feasible.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- RENTAL INCOME- COMMERCIAL" for more information.

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

            Low Income Housing.  Registrant has interests in the following
            ------------------
limited partnerships which are operating low-income housing units:

        1.  Multi-State Projects.  On November 15, 1988, Registrant purchased
            --------------------
99% limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 1999, the projects were 99% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests is approximately $5,168,000 in the aggregate, of which $4,996,254 has been paid as of March 15, 1999. It is payable in annual installments over the ten years such tax credit is available, commencing in March 1990, and is to be adjusted annually based on the annual tax benefits generated.

       2.   Windsor, Connecticut Project.  On April 27, 1989, Registrant
            ----------------------------
purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former schoolhouse into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and is eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits are available, is approximately $1,130,000, of which $664,000 was paid as of December 31, 1998. The purchase price is to be adjusted based on the tax benefits generated annually. The loan has been in default. The general partner has indicated that it may deliver a deed for property to the lender in 1999. In the event the property is deeded to the lender, the partnership may have a tax recapture.

        3.  Orlando, Florida Project.  On July 17, 1989, Registrant purchased a
            ------------------------
90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development Corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. The purchase price, other than the first installment, is to be adjusted based on the tax benefits generated annually, which may result in additional payments in the future. 92% of the apartments were occupied as of December 31, 1998.

        4.  St. Mary's County, Maryland Project.  On November 22, 1989,
            -----------------------------------
Registrant purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years after occupancy. The purchase price for the partnership interest was $3,200,000. 93% of the apartments were occupied as of December 31, 1998.

        Competition.  In each of the areas where Registrant's rental properties
        -----------
are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its properties in the District of Columbia are subject to rent control regulation.

        Management of Rental Properties.  Registrant, through a subsidiary, has
        -------------------------------
contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interests as follows:

       Property Managed          Compensation(1)        Expiration
       ----------------          ---------------        ----------
414 apartment units (5)                5%         December, 2000  (2) (3)
20 townhouses (6)                      5%         December, 2000  (2) (3)
390,000 square feet of office
    space(6)                           3% (10)    December, 2003  (2) (4)
185,000 square feet of office
    space(7)                           3% (10)    December, 2003  (2) (4)
256 apartment units (8)                5%         September, 1999 (2) (3)
105,000 square feet of
    shopping-office
    center (9)                         3% (10)    December, 2003  (2) (4)

   (1)  As a percentage of gross rent collected.

   (2) These contracts renew automatically for additional five-year terms unless either party gives notice of termination at the end of the term stated above.

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

   (7) The project is described in "Southwest Washington, D.C. Urban Renewal Area" and is managed for TCELP, a partnership in which Registrant has a 49% interest and is the general partner.

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

        In March, 1997 Registrant commenced conversion of the facility from a Holiday Inn to a Holiday Inn Express. The conversion required substantial renovation of the Holiday Inn facility. Renovation was completed in December, 1997. Average occupancy in 1998 was 59%, compared to 43% in 1997. 1997 occupancy was severely impacted during the renovation period. The average daily room revenue in 1998 was $64.20 as compared to $58.20 in 1997

        Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The Holiday Inn Express license agreement will expire in March, 2007.

        There are three other motels in the immediate vicinity of Registrant's Holiday Inn property. The motel business in the Washington, D.C. area is highly competitive.

        The Colonnade, Baltimore, Maryland.  The Colonnade is a multi-purpose
        ----------------------------------
condominium apartment, hotel, office and retail building across from the Johns Hopkins University campus in Baltimore, Maryland. Registrant's portion of the building consists of 125 hotel rooms operated by Registrant as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. Hotel occupancy averaged 75% in 1998 compared to 72% in 1997. The average daily room rate in 1998 was $108.89 as compared to $98.89 in 1997.

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

        The partnership has constructed 160 residential apartment units on approximately 14 acres of land in Orlando, Orange County, Florida. This land is contiguous to Registrant's low-income housing and market rate housing project in Orlando, Florida previously discussed under "Low Income Housing - Orlando, Florida Project". The Project was completed in January, 1991, and is 93% occupied as of February 28, 1999.

        Convenience Stores.  In June, 1986, Registrant acquired 16 Circle K
        ------------------
convenience store locations, in the southern and southeastern United States, for an aggregate consideration of $3,390,000. Registrant acquired title to each store building, but holds leasehold interests in the underlying parcels of land. All of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation, a large convenience store chain which operates the stores under the name "Circle K." On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of 12 of the sixteen leases owned by Registrant. As of March 15, 1999, five of these stores are leased to unrelated parties. Registrant has sold six stores. The remaining store has not yet been sold or leased.

        Nursing Home.  Registrant owns a New Jersey nursing home facility,
        ------------
Lakeview Manor, which it leases to an unaffiliated operating company.

        Lakeview Manor is a 120-bed nursing home facility in Lakewood, New Jersey. The skilled and intermediate care facility is located on State Road 88, Ocean County, New Jersey, approximately 60 miles south of New York City. The one-story building of approximately 37,000 square feet, with brick exterior, is situated on 11 acres of land.

        Registrant has leased the nursing home to an unaffiliated operator for a term of 10 years, commencing June 1, 1989. The monthly rent is $48,295 for the first five years with increased rent thereafter. Tenant has several renewal options for up to 20 additional years. The lessee pays taxes and other operating expenses, and all structural and nonstructural repairs and replacements. The lessee has a right of first refusal in the event Registrant seeks to sell the property. The lessee may assign the lease to another experienced nursing home operator, subject to certain conditions. The monthly rent increases to $53,245 effective June 1, 1999.

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

        Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 1998 of about $2,198,000.

        In February 1984 Registrant organized Tech-High Leasing Company, a general partnership in which it holds a 50% interest. The other 50% is held by a non-affiliated corporation. Registrant and its partner have each contributed $1,100,000.

        Neither Registrant nor these partnerships are currently entering into new equipment leases. The lease portfolios have been substantially reduced.

        Registrant, through a wholly owned subsidiary, has since August,1987, conducted a coin operated telephone business, primarily in the Washington, D.C. metropolitan area. The telephones are now being serviced by a management company in Maryland.

Employment
----------

        On March 12, 1999, Registrant and its subsidiaries employed approximately 117 persons.

                       _________________________________

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


ITEM 2. PROPERTIES.
        ----------

        Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

        Registrant, S.E.W. Investors, Town Center Management Company (a subsidiary of Registrant), Bresler and Reiner Companies (a subsidiary of Registrant), and Trilon Plaza Company are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which leases certain office space at a high rise office building in Washington, D.C. known as the "Waterside Mall Complex." Four spouses of such employees are also plaintiffs. See "Management of Rental Properties", "Southwest Washington, D.C. Urban Renewal Area", "High Rise Office Buildings", "Shopping-

Office Center" and "Southeast Section" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Waterside Mall Complex and (ii) certain renovations and reconstruction to the Waterside Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms.

        The Complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs have filed a notice of appeal, and appeals are pending. The cases of fourteen primary plaintiffs and three loss of consortium plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

     In prior years two "copy cat" suits were filed, one of which has been dismissed with prejudice and the other of which has been stayed. During 1998, an additional "copy cat" suit was filed. This suit is in the early stages of discovery. Management believes the claim is without merit and intends to contest the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        Not Applicable.

                        ______________________________

                       Executive Officers of Registrant
                  (included pursuant to instruction 3 to Item
                           401(b) of Regulation S-K)

                                          Present Positions
                                          and Offices with    Date Elected
Name                         Age          Registrant          to Office____
----                         ---          -----------------   -----------------
Charles S. Bresler            71          Chief Executive     June 2, 1970
                                          Officer, Chairman
                                          of the Board
                                          and Director

Burton J. Reiner              70          President and       June 2, 1970
                                          Director

William L. Oshinsky           56          Treasurer and       April 6, 1994
                                          Director            November 15, 1994

Edwin Horowitz                67          Secretary and       June 2, 1970
                                          Director

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


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------
         MATTERS.
         -------

        Registrant's Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No dividends were declared or paid during the years reported.

Year Ended December 31, 1997
------------------------------

          Quarter                        Price
          -------------------------------------
           1st            High           11.50
                          Low            11.00
          -------------------------------------
           2nd            High           21.00
                          Low            12.00
          -------------------------------------
           3rd            High           21.50
                          Low            21.00
          -------------------------------------
           4th            High           21.50
                          Low            20.25
          -------------------------------------

Year Ended December 31, 1998
------------------------------

          Quarter                        Price
          -------------------------------------
           1/st/          High           25.00
                          Low            20.25
          -------------------------------------
           2/nd/          High           28.625
                          Low            25.00
          -------------------------------------
           3/rd/          High           28.875
                          Low            27.000
          -------------------------------------
           4/th/          High           29.50
                          Low            28.00
          -------------------------------------

        The above quotations, as reported by National Quotation Bureau, Inc., represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

        As of March 15, 1999, there were 137 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

               1998             1997/*/          1996/*/          1995/*/          1994/*/
               ----             -------          -------          -------          -------
Revenues       $  35,052,000    $  34,029,000    $  35,143,000    $  33,824,000    $  39,563,000

Net income
(loss)
before
extra-
ordinary
item and
income taxes   $  15,106,000    $  12,823,000    $  10,805,000    $   7,491,000    $  (6,445,000)

Net income     $   9,228,000    $   8,265,000    $   7,273,000    $   6,140,000    $   3,404,000
               =============    =============    =============    =============    =============
Earning
per common
share
before
extra-
ordinary
item           $        3.32    $        2.96    $        2.60    $        1.57    $       (1.45)

Earnings
per common
share          $        3.32    $        2.96    $        2.60    $        2.18    $        1.20
               =============    =============    =============    =============    =============
Total
Assets         $  97,886,000    $  97,522,000    $  94,926,000    $ 100,419,000    $ 102,425,000
               =============    =============    =============    =============    =============
Long Term
Obliga-
tions          $   5,151,000    $  15,667,000    $  22,238,000    $  33,729,000    $  42,495,000
               =============    =============    =============    =============    =============
Cash divi-
dends per
common
share               (1)              (1)              (1)              (1)              (1)
               =============    =============    =============    =============    =============

   (1)  No dividends have been declared or paid.

   /*/  Restated to reflect reclassifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operation
--------------------

During 1998, Registrant entered into certain transaction beneficial to the Company. These transactions are as follows:

1. In May 1998, Registrant purchased a loan on Building "D" (Paradise Sudley North Office Buildings) from the lender at a discount of $978,000. The discount will be reflected as income over the life of the original mortgage.

2. During November 1998, Registrant purchased the loan on Building "A" (Paradise Sudley North Office Buildings) from the lender.


Sales of Homes and Lots
-----------------------

    During 1998, Registrant sold 41 homes for $5,672,000 as compared with 41 homes and two lots in 1997 totaling $5,757,000 and 63 homes in 1996 totaling $8,669,000.

Rental Income - Apartments and Commercial
-----------------------------------------

    Apartments.  Rental income from apartments in 1998 was $2,503,000, a 5.0%
    ----------
increase from $2,389,000 in 1997. Total units in 1998 were 294, with an average occupancy of 95% and an average monthly income of $747, compared with an 93% occupancy rate and average monthly income of $729 for 1997. The increase in revenues in 1998 was primarily due to increased occupancy. Rental income from apartments in 1997 increased 2.0% from $2,342,000 in 1996. Total units in 1996 were 370, with an average occupancy of 86% and an average monthly rental of $614. Rental expenses in 1998 were $1,430,000, a 4.9% decrease from $1,503, 000 in 1997.

    Commercial.  Rental income from commercial properties in 1998 was
    ----------
$11,379,000, a 4.2% decrease from $11,885,000 in 1997. Total commercial square footage is 543,600. Average occupancy for 1998 was 91.3%, with an average annual rental of $19.93 per square foot. This compares with an 92.4% occupancy rate and average annual rental of $20.50 per square foot for 1997. The decrease in commercial rental revenues in 1998 was primarily due to the reduction of rent to the tenant in the Sudley North Office Building D. Commercial rental income in 1997 increased 0.4% from $11,282,000 in 1996. Average occupancy in 1996 was 89.5%, with an average annual rental of $20.10 per square foot. Commercial rental income for each year described above also included (i) rental income from Lakeview Manor nursing home of $579,538 per year, (ii) utility reimbursements from tenants and property tax refunds of $114,865 in 1998, $233,779 in 1997 and $143,798 in 1996, (iii) maintenance fees of $282,881 in 1998, $236,799 in 1997 and $188,811 in 1996, and (iv) revenues from convenience store properties of $189,503 in 1998, $188,636 in 1997 and $174,196 in 1996.

    The GSA lease contributed 35% and 28% of Registrant's total revenues in 1998 and 1997, respectively.

    Hotel.  Hotel revenues for 1998 were $7,224,000 compared to $6,137,000 for
    -----
1997 and $5,890,000 for 1996. Net income from Hotel operations was $2,083,000 for 1998, compared to $1,219,000 for 1997 and $1,021,000 for 1996.

    The Holiday Inn 1997 and 1996 results reflect reduced revenues as the result of undergoing renovation to a Holiday Inn Express format.

    The Colonnade revenues increased 7% in 1998 over 1997 ($5,073,000 compared to $4,726,000). This was the result of increased average room rates and occupancy. 1997 Colonnade revenues increased 12% over 1996 revenues of $4,217,000 as the result of increased average room rates. Net income from Colonnade operations was $1,821,000 in 1998, $1,534,000 in 1997 and $928,000 in
1996.  Average occupancy was 75%, 72% and 69% respectively.

Leasing Fees, Affiliates
-------------------------

    The 1996,1997 and 1998 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Affiliates
--------------------

    Interest affiliates for 1998 increased as the result of the note on Building D.

Income from Equity Investments
------------------------------

    The components of this Item are as follows:

   Year Ended December 31         1998           1997             1996
   ----------------------      ----------     ----------     -------------
Orlando, Florida Apartments    $   69,000     $  (17,000)       $ (14,000)
Town Center Office Building       993,000        792,000          779,000
Tech High Leasing Company         468,000(a)     157,000           42,000
Other                              91,000(b)     468,000(b)        14,000
                               -------------  -------------     ------------
Total                          $1,621,000     $1,400,000        $ 821,000

(A) The increase is due to the recognition of the gain upon the sale of equipment under lease.

(b) In accordance with generally accepted accounting principles, distributions in excess of basis from a partnership of $31,000 were included in 1998 "Other" income and $461,000 in 1997 "Other" income.

Revenue - Other
---------------

    Included for 1997 is $377,000 consisting of a payment from the settlement between the FDIC and commercial paper creditors resulting from the 1990 failure of Washington Bancorp. Included for 1996 is $232,000 from a non-recurring settlement.

Interest Expense
----------------

    The reduction in interest expense from $1,975,000 in 1997 to $868,000 in 1998 is due to the 1998 payoff of the Holiday Inn loan, the payoff of the Third Street Investors loan and the consolidation of the Sudley North loans. The reduction in interest expenses from $2,898,000 in 1996 to $1,975,000 in 1997 is primarily due to the 1996 payoff of the Colonnade mortgage.

Provision for Loss on Real Estate
---------------------------------

    In accordance with GAAP, Registrant writes down the costs of substantially-completed residential construction projects in excess of the market value of unsold units. The write-down was $650,000, $60,000 in 1997 and 1996, respectively.

Expenses- Other
---------------

     In 1997, Registrant expensed cash advances of $217,000 to a partnership operating at a loss. No such advances were made in 1998.

Balance Sheet:
--------------

Notes Payable-Mortgages
-----------------------

     The decrease in this item resulted from the payoff in 1998 of the mortgages secured by the Registrant's Holiday Inn, Town Center East Apartment Buildings and the purchase of the notes on two of the Sudley properties.

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

     During the year ended December 31, 1998, Registrant generated cash flow from operating activities of $14,504,000. Cash flow from operating activities was used in investing activities of $4,412,000, which consisted of investments in U.S. Treasury instruments and other activities of $6,684,000, less proceeds of $2,272,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in an decrease of $424,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1998.

     During the year ended December 31, 1997, Registrant generated cash flow from operating activities of $5,815,000. Cash flow of $11,000 was provided from investing activities, which consisted of investments in U.S. Treasury instruments and other activities of $2,240,000, less proceeds of $2,251,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable and the purchase of treasuring stock. Overall, cash flow from operating, investing and financing resulted in a decrease of $999,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1997.

     During the year ended December 31, 1996, Registrant generated $20,998,000 Cash flow from operating activities was used in investing activities of $11,793,000, which consisted of investments in U.S. Treasury instruments and other activities of $12,481,000, less proceeds of $688,000 related to investments in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes. Overall, cash flow from operating, investing and financing resulted in a decrease of $2,786,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1996.


Year 2000 Issue
---------------

     In 1997, the Registrant began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Registrant expects to complete Phases I and II of its Year 2000 review in mid-1999. Phase III is expected to run from March 1999 through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Registrant has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

     The Registrant's primary financial and operational software programs are purchased from outside vendors who have already resolved year 2000 issues. The Registrant has received letters from these vendors indicating that their software is Year 2000 compliant.

As part of Phase II, the Registrant has initiated steps to identify and contact key vendors whose inability to provide service in the year 2000 could have a material adverse effect on the Registrant's business operations. With the exception of utility services, the Registrant believes that there are no other critical suppliers whose inability to provide service would materially affect business operations. This is due primarily to the physical nature of the Registrant's product as well as the availability of multiple suppliers of property services. The Registrant does not have a contingency plan to address the possibility that utility services may not be available. However, management believes that this is a very unlikely scenario. Readers are cautioned that these conclusions involve numerous subjective assumptions and there can be no assurances that management has adequately identified or addressed all possible contingencies.

     The Registrant's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and are expensed as incurred.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

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

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 10-K

                                                                                     Page
                                                                                     ----
A.   The following documents are filed as part of this report:

     1.   Financial Statements

          Bresler & Reiner, Inc. Consolidated Financial Statements:

               Report of Independent Public Accountants                                21

               Consolidated Balance Sheets                                          22-23

               Consolidated Statements of Income                                       24

               Consolidated Statements of Changes in Shareholders' Equity              25

               Consolidated Statements of Cash Flows                                26-27

               Notes to Consolidated Financial Statements                           28-42

     2.   Financial Statement Schedules III and IV                                  43-49

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Bresler & Reiner, Inc.:


We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the "Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Washington, D.C.
March 19, 1999

                            BRESLER & REINER, INC.



                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997


                                    ASSETS

                                                                   1998           1997
                                                                -----------   -----------
RENTAL PROPERTY AND EQUIPMENT, net                              $34,871,000   $36,250,000

CONSTRUCTION IN PROCESS                                           7,142,000     8,594,000

HOMES HELD FOR SALE                                                 590,000     1,135,000

LAND HELD FOR SALE                                                4,245,000     4,237,000

RECEIVABLES:

     Mortgages and notes, affiliates                              4,090,000     4,984,000
     Mortgages and notes, other                                     800,000       923,000
     Other                                                        3,161,000     3,124,000

INVESTMENT IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS     2,864,000     3,515,000

CASH AND CASH EQUIVALENTS                                         5,338,000     5,762,000

CASH DEPOSITS HELD IN ESCROW                                      9,626,000     8,641,000

INVESTMENTS                                                      19,626,000    13,667,000

INCOME TAXES RECEIVABLE                                              12,000     1,156,000

DEFERRED CHARGES AND OTHER ASSETS                                 5,521,000     6,340,000
                                                                -----------   -----------
                  Total assets                                  $97,886,000   $98,328,000
                                                                ===========   ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                            BRESLER & REINER, INC.

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      1998            1997
                                                                                  -----------     ------------
LIABILITIES:
     Notes payable-
         Mortgages                                                                $  5,151,000    $ 15,667,000
     Accounts payable, trade                                                           987,000       1,810,000
     Accrued expenses                                                                  871,000         691,000
     Tenant deposits                                                                   220,000         249,000
     Deferred income                                                                   544,000         341,000
     Deferred income taxes payable                                                   6,011,000       5,186,000
     Due to affiliates                                                                 558,000          16,000
                                                                                    ----------      ----------
                  Total liabilities                                                 14,342,000      23,960,000

MINORITY INTEREST                                                                    1,063,000       1,115,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value: 4,000,000 shares authorized, 2,839,653 shares issued, 2,780,528 and 2,780,528 shares outstanding as of December
       31, 1998 and 1997, respectively
                                                                                        28,000          28,000
     Capital in excess of par                                                        7,565,000       7,565,000
     Retained earnings                                                              75,570,000      66,342,000
     Treasury stock                                                                   (682,000)       (682,000)
                                                                                  ------------    ------------
                  Total shareholders' equity                                        82,481,000      73,253,000
                                                                                  ------------    ------------
                  Total liabilities and shareholders' equity                      $ 97,886,000    $ 98,328,000
                                                                                  ============    ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                            BRESLER & REINER, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                               1998             1997                1996
                                                                         ---------------    -------------      -------------
REVENUES:
     Sales of homes and lots                                             $  5,672,000       $  5,757,000       $  8,669,000
     Other construction, net                                                1,216,000          1,048,000          1,097,000
     Rental income - apartments                                             2,503,000          2,389,000          2,342,000
     Rental income - commercial                                            11,379,000         11,885,000         11,282,000
     Hotel income                                                           7,224,000          6,137,000          5,890,000
     Management fees, affiliates                                              888,000            885,000            852,000
     Leasing fees, affiliates                                                 766,000            749,000            749,000
     Interest-
         Affiliates                                                         1,178,000            852,000            943,000
         Other                                                              1,561,000          1,566,000          1,400,000
     Gain on sales of realty interests, net                                   726,000            674,000            436,000
     Equipment leasing and vending                                            269,000            263,000            357,000
     Income from equity investments                                         1,621,000          1,400,000            821,000
     Other                                                                     49,000            424,000            305,000
                                                                         ------------      -------------       ------------
                  Total revenues                                           35,052,000         34,029,000         35,143,000
                                                                         ------------      -------------       ------------
COSTS AND EXPENSES:
     Cost of home and lot sales                                             5,437,000          5,366,000          8,147,000
     Rental expense - apartments                                            1,430,000          1,503,000          1,712,000
     Rental expense - commercial                                            4,281,000          4,358,000          4,407,000
     Hotel expense                                                          5,141,000          4,918,000          4,869,000
     Land development expense                                                 103,000            103,000            103,000
     General and administrative                                             1,796,000          1,752,000          1,764,000
     Interest expense                                                         868,000          1,975,000          2,898,000
     Equipment leasing and vending                                             61,000            248,000            321,000
     Provision for loss on real estate                                              -            650,000             60,000
     Other                                                                    932,000            217,000                  -
                                                                         ------------      -------------       ------------
                  Total costs and expenses                                 20,049,000         21,090,000         24,281,000
                                                                         ------------      -------------       ------------
NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                       15,003,000         12,939,000         10,862,000
PROVISION FOR INCOME TAXES                                                  5,878,000          4,558,000          3,532,000
                                                                         ------------      -------------       ------------
NET INCOME BEFORE MINORITY INTEREST                                         9,125,000          8,381,000          7,330,000
MINORITY INTEREST                                                             103,000           (116,000)           (57,000)
                                                                         ------------      -------------       ------------
NET INCOME                                                               $  9,228,000      $   8,265,000       $  7,273,000
                                                                         ============      =============       ============
                                                                         $       3.32      $        2.96       $       2.60
                                                                         ============      =============       ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                            BRESLER & REINER, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                         CAPITAL IN                                     TOTAL
                                            COMMMON      EXCESS OF       RETAINED       TREASURY     SHAREHOLDERS'
                                             STOCK          PAR          EARNINGS        STOCK           EQUITY
                                         ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1995               $     28,000   $  7,565,000   $ 50,804,000   $   (428,000)   $ 57,969,000

     Net income                                    --             --      7,273,000             --       7,273,000
                                         ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1996                     28,000      7,565,000     58,077,000       (428,000)     65,242,000
     Net income                                    --             --      8,265,000             --       8,265,000
     Purchase of treasury stock                    --             --             --       (254,000)       (254,000)
                                         ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1997                     28,000      7,565,000     66,342,000       (682,000)     73,253,000
     Net income                                    --             --      9,228,000             --       9,228,000
                                         ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1998               $     28,000   $  7,565,000   $ 75,570,000   $   (682,000)   $ 82,481,000
                                         ============   ============   ============   ============    ============

      The accompanying notes are an integral part of these consolidated statements.

                            BRESLER & REINER, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                     1998           1997            1996
                                                                                -------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $  9,228,000    $  8,265,000    $  7,273,000
     Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                             2,312,000       2,364,000       2,315,000
         Gain on sales of realty interests, net                                     (726,000)       (674,000)       (436,000)
         Direct financing lease payments                                                   -          57,000         705,000
         Amortization of investment in direct financing leases                             -         (22,000)         (8,000)

         Proceeds from sale of equipment under direct financing
           leases                                                                          -         120,000         230,000
         Income from equity investments                                           (1,621,000)     (1,400,000)       (821,000)
         Provision for loss on real estate                                                 -         650,000          60,000
         Deferred income taxes                                                       825,000       2,492,000        (177,000)
         Changes in other assets and liabilities-
              Construction in process                                              1,452,000      (1,209,000)      2,103,000
              Homes held for sale                                                    545,000       2,034,000         481,000
              Land held for sale                                                      (8,000)        533,000        (412,000)
              Mortgages and notes receivable                                       1,743,000       1,362,000       1,040,000
              Income taxes receivable                                              1,144,000      (1,124,000)        959,000
              Cash deposits held in escrow                                          (985,000)     (5,214,000)      7,788,000
              Other assets                                                           574,000      (1,860,000)        527,000
              Other liabilities                                                       21,000        (559,000)       (629,000)
                                                                                ------------    ------------    ------------
                  Total adjustments to reconcile net income to net
                    cash provided by operating activities                          5,276,000      (2,450,000)     13,725,000
                                                                                ------------    ------------    ------------
                  Net cash provided by operating activities                     $ 14,504,000    $  5,815,000    $ 20,998,000
                                                                                ------------    ------------    ------------

      The accompanying notes are an integral part of these consolidated statements.

                            BRESLER & REINER, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                  (CONTINUED)

                                                                        1998             1997             1996
                                                                   -------------    ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in joint ventures                                   $  2,272,000     $  2,251,000     $    688,000
     Net purchases of investments                                     (5,959,000)        (364,000)     (11,929,000)
     Decrease in rental property and equipment and other                (725,000)      (1,876,000)        (552,000)
                                                                   -------------     ------------     ------------
                  Net cash (used in) provided by investing
                    activities                                        (4,412,000)          11,000      (11,793,000)
                                                                   -------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                      (10,516,000)      (6,571,000)     (11,991,000)
     Purchase of treasury stock                                                -         (254,000)               -
                                                                   -------------     ------------     ------------
                  Net cash (used in) provided by
                    financing activities                             (10,516,000)      (6,825,000)     (11,991,000)
                                                                   -------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (424,000)        (999,000)      (2,786,000)

CASH AND CASH EQUIVALENTS, beginning of year                           5,762,000        6,761,000        9,547,000
                                                                   -------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                             $   5,338,000     $  5,762,000     $  6,761,000
                                                                   =============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
         Interest                                                  $     873,000     $  2,031,000     $  3,021,000
         Income taxes                                                  3,150,000        3,399,000        1,610,000

SUPPLEMENTAL DISCLOSURES OF TENANT DEPOSIT ACTIVITIES:
     Escrowed cash deposits received                                     177,000          192,000          136,000
     Escrowed cash deposits refunded                                     207,000          189,000          156,000

       The accompanying notes are an integral part of these consolidated statements.

                             BRESLER & REINER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bresler & Reiner, Inc., and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The Company's activities include residential land development and construction and rental property ownership and management and hotel ownership and management primarily in Maryland, Virginia and the District of Columbia.

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

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and fair value. Real estate for sale is recorded based on its estimated fair value less cost to sell.

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


INCOME TAXES

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense and real estate taxes during development and depreciation for tax and financial reporting purposes.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," was issued in February 1997. This statement establishes new standards for computing, presenting and disclosing earnings per share. The Company has no dilutive securities, therefore, basic and diluted earnings per share are identical. Earnings per common share is based upon the weighted average number of shares outstanding during each year (2,780,528 shares in 1998, 2,789,863 shares in 1997 and 2,792,653 shares in 1996).

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CASH DEPOSITS HELD IN ESCROW

Amounts include deposits held in escrow for tenants and deposits on homes held for sale.

INVESTMENTS

As of December 31, 1998 and 1997, all investment securities, consisting of FHLMC notes and FNMA notes, are classified as held-to-maturity and are therefore reported at amortized cost. Fair value of these instruments approximates carrying value at year end. There were no unrealized holding gains or losses. All of the instruments mature within one year. There were no sales of investment securities during 1998 or 1997.

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

RECLASSIFICATIONS

Certain 1997 and 1996 amounts have been reclassified in order to conform to the 1998 presentation.

2. RENTAL PROPERTY AND EQUIPMENT, NET:

                                            1998              1997
                                        ------------     -------------
       Land                             $  3,279,000      $  3,278,000
       Buildings and improvements         55,519,000        55,971,000
       Equipment                           4,601,000         4,197,000
                                        ------------     -------------
                                          63,399,000        63,446,000

       Less- Accumulated depreciation    (28,528,000)      (27,196,000)
                                        ------------     -------------
                                        $ 34,871,000      $ 36,250,000
                                        ============     =============

Buildings and improvements and equipment are depreciated over the useful lives of the related assets ranging from 5 to 40 and 3 to 12 years, respectively.

3.   LAND HELD FOR SALE:

Land held for sale represents land intended to be sold on the open market. The land is recorded at the lower of cost or estimated fair value less cost to sell.

4.   HOMES HELD FOR SALE:

Homes held for sale represent homes that have been substantially completed for over one year and are held for sale on the open market. These homes are recorded at the lower of cost or estimated fair value less cost to sell.

5. GAIN ON SALES OF REALTY INTERESTS, NET:

                                           1998        1997          1996
                                        ----------  ---------      ---------
     Sales price                          $171,000   $299,000  (a) $       -
     Cost of sales                         107,000    111,000              -
                                        ----------  ---------      ---------
     Gain recognized, current year
        transactions                        64,000    188,000              -
     Gain recognized from prior years'
        sales recorded using the
        installment method                 662,000    486,000        436,000
                                        ----------  ---------      ---------
                                          $726,000   $674,000       $436,000
                                        ==========  =========      =========

(a) In 1997, the Company sold the remaining 12.8 acres of the Meredith property, the full sales price of which was received in cash and is therefore accounted for using the full accrual method.

6. OTHER CONSTRUCTION, NET:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:


                                      1998         1997         1996
                                   ----------   ----------   ----------
     Other construction revenues   $2,244,000   $1,989,000   $1,850,000

     Other construction costs       1,028,000      941,000      753,000
                                   ----------   ----------   ----------
     Other construction, net       $1,216,000   $1,048,000   $1,097,000
                                   ==========   ==========   ==========

7.   NOTES PAYABLE - MORTGAGES:



                                                                                    MATURITIES FOR
                                                                                   DEBT OUTSTANDING
                                                                                   AS OF DECEMBER 31,
                                                      1998             1997              1998
                                                   -----------    ------------  -----------------------
     Mortgages payable, 5.25% to 9.75%*
        collateralized by rental properties         $5,151,000     $15,667,000         1999-2001

     *  Interest rates relate to the 1998 balances.

None of the mortgages and notes payable are recourse to the Company at December 31, 1998. In addition, as of December 31, 1998, the Company has no recourse obligations.

Annual contractual principal payments as of December 31, 1998, are as follows:


                                           NOTES
                                          PAYABLE,
                                         MORTGAGES
                                       ---------------
                  1999                  $   97,000
                  2000                     106,000
                  2001                   4,948,000
                                       -----------
                                        $5,151,000
                                       ===========

 .    During 1998, the Company retired approximately $10 million in debt due throughout the years 1998 to 2001. There was no extraordinary gain or loss associated with this transaction.

8.   MORTGAGES AND NOTES RECEIVABLE, AFFILIATES:

                                                  1998            1997
                                              ------------    -----------
             Mortgages and notes:
                Due 2001 (a)                   $        --     $  308,000
                Due 2009 (b)                     1,292,000      1,303,000

             Installment sales:
                Due 1999 (c)                     1,644,000      1,731,000
                Due 2000 (d)                     1,154,000      1,642,000
                                              ------------    -----------
                                               $ 4,090,000     $4,984,000
                                              ============    ===========

(a) In payment of construction costs, the Company accepted a second mortgage note with an office building pledged as collateral. The note was due in monthly installments of principal and interest of $9,670, at 8.5 percent, from a limited partnership in which the Company is the general partner and has a 49.6 percent interest. Certain of the Company's officers and directors own 4.5 percent of the limited partnership. The note was paid off in 1998.

(b) Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(c) Amounts due are net of deferred gains of $1,269,000 and $1,337,000 in 1998 and 1997, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 1999, with a final payment due 1999 of approximately $2,838,000, from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(d) Amounts due are net of deferred gains of $1,372,000 and $1,951,000 in 1998 and 1997, respectively. The amounts are due in monthly installments of $95,700 including interest at 10 percent through 2000, with a final payment of approximately $1,031,000, from a limited partnership in which the Company is a sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 37 percent of the limited partnership.

9.   MORTGAGES AND NOTES RECEIVABLE, OTHER:

                                                                                     1998             1997
                                                                                   ----------      ----------
          Mortgages and notes:
            Home sales, 8% to 12.5%, due through 2020                              $ 69,000        $259,000
            Condominium sales, 8% to 13%, net of deferred gain of $114,000 and $134,000 in 1998 and 1997, respectively
                                                                                    110,000         129,000

          Notes receivable:
            Other, 8% to 10%, due through 2003                                      443,000         487,000
            Tenant improvements, 10%, due through 2003                              178,000          48,000
                                                                                  ----------      ----------
                                                                                   $800,000        $923,000
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


The following is a summary of joint ventures and partnerships in which the Company holds ownership interests.

                                     COMPANY INTERESTS                                      AS OF DECEMBER 31, 1998
                                     -----------------                               -----------------------------------------
                                                                                                                PARTNERSHIP
                                    GENERAL     LIMITED     CURRENT STATUS OF                                     EQUITY
                                    PARTNER     PARTNER       PARTNERSHIPS            ASSETS        DEBT        (DEFICIT)
                                    -------     -------     -----------------         ------        ----        --------------
Town Center East, L.P.                1%          48.6%     Owns and operates an
                                                            office building in
                                                            Southwest Washington,
                                                            D.C.                     $6,825,000    $  317,000      $ 6,508,000


SEW Associates                        1%           -        Owns and operates a
                                                            segment of a shopping
                                                            mall in Southwest,
                                                            Washington, D.C.          4,327,000     2,751,000        1,576,000

Third Street S.W. Investors           1%           -        Owns and operates 256
                                                            Apt. units in Southwest
                                                            Washington, D.C.            972,000     5,529,000       (4,557,000)

Tech High Leasing                    50%           -        Leveraged equipment
                                                            leasing                     715,000             -          715,000

Builders Leasing                     20%           -        Leveraged equipment
                                                            leasing                     596,000     2,217,000       (1,621,000)

Pine Club II                          -           64%       Owns and operates 160
                                                            Apt. units in Orlando,    5,736,000     5,274,000          462,000
                                                            FL

11.  COMMITMENTS AND CONTINGENCIES:

FINANCIAL COMMITMENTS

The Company has pledged its interests in the General Services Administration's ("GSA") lease to the lender as security for Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $1.9 million.

The Company owns interests in certain limited partnerships which operate low-income housing units. The required capital contributions over the next two years are projected to aggregate $811,000. The amount of projected capital contributions are to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

At December 31, 1998, the Company had approximately $1,520,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

LITIGATION

The Company and other related entities are defendants in suits filed by certain present and former employees of the Environmental Protection Agency ("EPA"), which occupies office space at the Waterside Mall Complex (a portion of which is owned by the Company). The complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs have filed a notice of appeal, and appeals are pending. The cases of fourteen primary plaintiffs and three loss of consortium plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

In prior years two "copy cat" suits were filed, one of which has been dismissed with prejudice and the other of which has been stayed. During 1998, an additional "copy cat" suit was filed. This suit is in the early stages of discovery. Management believes the claim is without merit and intends to contest the case vigorously.

Also, in the normal course of business, the Company is involved in other types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, the litigation that is currently pending against the Company will not have a material impact on the financial position or future operations of the Company as a whole.

SIGNIFICANT LEASE

The EPA occupies a significant amount of the space subject to a GSA lease in the Company's portion of the Waterside Mall Complex. The EPA also occupies a significant amount of space at properties owned by several affiliated entities in which the Company has an equity interest. In total, the GSA leases approximately 1.2 million square feet in the Waterside Mall Complex. The EPA is the GSA's tenant. The Company's lease with the GSA was for a five-year period beginning September 1992. The lease has been extended to the year September 2002.

In aggregate, approximately 35 percent of the Company's 1998 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations are dependent on the continuation of the lease and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

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

The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes includes the following components:

                                             1998           1997          1996
                                             ----           ----          ----
     Provision for income taxes
          Current tax                    $5,053,000     $2,066,000    $3,355,000
          Deferred tax                      825,000      2,492,000       177,000
                                         ----------     ----------    ----------
     Total provision for income taxes    $5,878,000     $4,558,000    $3,532,000
                                         ==========     ==========    ==========

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                                 1998      1997     1996
                                                                 ----      ----     ----
     Statutory rate                                              34.0%     34.0%    34.0%
     Increase (decrease) resulting from:
          State taxes, net of Federal income tax benefit          7.0       5.5      6.2
          Low income housing tax benefits                        (6.9)     (5.3)    (4.5)
          Other                                                   5.1       1.0     (3.2)
                                                                ------     -----    -----
                  Effective rate                                 39.2%     35.2%    32.5%
                                                                ======     =====    =====

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                               DEFERRED INCOME TAX
                              PROVISION (BENEFIT) FOR       DEFERRED TAX LIABILITY        DEFERRED TAX LIABILITY
                                  THE YEAR ENDED                (ASSET) AS OF                (ASSET) AS OF
                                DECEMBER 31, 1998             DECEMBER 31, 1998             DECEMBER 31, 1997
                              -----------------------       ----------------------        -----------------------
Basis in property                   $  (138,000)                 $ 1,795,000                   $ 1,933,000
Investment in partnerships            1,383,000                    4,744,000                     3,361,000
Installment sales                        19,000                      157,000                       138,000
Leases                                  (38,000)                     330,000                       368,000
Other                                  (401,000)                  (1,015,000)                     (614,000)
                                    -----------                  -----------                   -----------
                  Total             $   825,000                  $ 6,011,000                   $ 5,186,000
                                    ===========                  ===========                   ===========


Also, included in deferred charges and other assets on the accompanying consolidated balance sheets are deferred tax credits earned as a result of the Company's investments in low income housing projects. The realizability of these credits is dependent upon the Company's ability to produce taxable income in the future.

13. OPERATING LEASES:

AS A LESSEE

At December 31, 1998, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency with aggregate annual rental payments of approximately $43,000 plus certain expenses. The lease expires in 2058.

At December 31, 1998, the Company was obligated under a land lease for seven parcels, on which the Company owns commercial property. The lease expires in 2000 and contains three renewal options of five years. Pursuant to the terms of the lease, the aggregate annual rental is approximately $32,000, and the Company has the option to purchase the land parcels at any time during the initial lease term or renewal periods.

Rent expense for the years ended 1998, 1997, and 1996 was approximately $76,000, $78,000 and $88,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 1998, are as follows:

                                              AMOUNT
                                            ---------

                 1999                      $   75,000
                 2000                          48,000
                 2001                          43,000
                 2002                          43,000
                 2003                          43,000
                 2004 and thereafter        2,365,000
                                           ----------
                          Total            $2,617,000
                                           ==========

AS A LESSOR

Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

                                NONCANCELABLE            OTHER
                                   LEASES                LEASES
                                --------------        -----------

          1999                   $11,428,000          $         -
          2000                     3,528,000            7,407,000
          2001                     3,123,000            7,407,000
          2002                     2,750,000            5,555,000
          2003                     2,466,000                    -
          2004 and thereafter      8,067,000                    -
                                --------------        -----------
                   Total         $31,362,000          $20,369,000
                                ==============        ===========



14.  TRANSACTIONS WITH AFFILIATES:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:



                                    1998            1997          1996
                                ----------       ----------    ---------
     Revenues:
          Leasing fees          $  766,000       $  749,000    $ 749,000
          Management fees          888,000          885,000      841,000
          Interest               1,178,000          852,000      943,000

     Costs and expenses:
          Lumber and millwork            -            8,000        8,000
          Insurance                520,000          453,000      303,000

15. PENSION PLAN:

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

The net periodic pension costs for 1998, 1997, and 1996 are computed as follows:

                                                                 1998           1997              1996
                                                             ----------     -----------        ---------
          Service cost-benefits earned during the year
                                                               $221,000       $ 204,000         $181,000
          Interest cost on projected benefit obligation
                                                                216,000         196,000          179,000
          Return on Plan assets                                (278,000)       (389,000)        (284,000)
          Amortization of unrecognized net obligation
                                                                 57,000          57,000           57,000
                                                               --------       ---------         --------
          Net periodic pension cost                            $216,000       $  68,000         $133,000
                                                               ========       =========         ========

The following table details the Plan's net pension asset as of December 31, 1998 and 1997:

                                                                               1998           1997
                                                                           -----------    -----------
          Actuarial Present Value of Benefit Obligation:
             Vested benefits                                               $ 2,636,000    $ 2,411,000
             Nonvested benefits                                                102,000        100,000
                                                                           -----------    -----------
                Accumulated benefit obligation                               2,738,000      2,511,000
             Effect of projected future compensation increases
                                                                             1,071,000        937,000
                                                                           -----------    -----------
             Projected benefit obligation                                    3,809,000      3,448,000
             Plan assets at fair value                                       4,365,000      4,129,000
                                                                           -----------    -----------
             Plan assets in excess of projected benefit obligation
                                                                               556,000        681,000
             Unrecognized net gain                                            (721,000)      (687,000)
             Unrecognized net obligation at date of adoption being
              recognized over 22 years                                         624,000        681,000
                                                                           -----------    -----------
                       Net pension asset                                   $   459,000    $   675,000
                                                                           ===========    ===========

Interest assumptions used were:

                                                      1998      1997
                                                    -------    -------
     Preretirement discount rate                      6.00%      6.00%
     Postretirement discount rate                     6.00       6.00
     Rate of increase in future compensation          4.00       4.00
     Long-term rate of return on Plan assets          7.00       7.00

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

 .    CASH AND CASH EQUIVALENTS AND CASH DEPOSITS HELD IN ESCROW

     Cash balances represent demand and short-term deposits with depository institutions as well as short-term liquid investments. The carrying amount is a reasonable estimate of fair value.

 .    INVESTMENTS

     The carrying amount approximates fair value because of the short maturity of these instruments.

 .    RECEIVABLES

     The fair value of mortgage receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For short-term mortgage receivables, defined as those maturing or repricing in 90 days or less, the carrying amount is a reasonable estimate of fair value. Other receivables represent short-term receivables for which the carrying amount is a reasonable estimate of fair value.

 .    NOTES PAYABLE

     Based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings, the fair value of the notes payable approximates their carrying value as of December 31, 1998. Additionally, for short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 .    ACCOUNTS PAYABLE, TRADE

     The fair value of accounts payable, trade is the carrying amount payable at the reporting date.

The estimated fair values of the Company's financial instruments are as follows:

                                                DECEMBER 31, 1998           DECEMBER 31, 1997
                                           -------------------------   -------------------------
                                             CARRYING                   CARRYING
                                              AMOUNT     FAIR VALUE       AMOUNT     FAIR VALUE
                                           -----------  ------------   ----------    -----------
Financial assets:
     Cash and cash equivalents             $ 5,338,000   $ 5,338,000   $ 5,762,000   $ 5,762,000
     Cash deposits held in escrow            9,626,000     9,626,000     8,641,000     8,641,000
     Investments                            19,626,000    19,626,000    13,667,000    13,667,000
     Receivables-
         Mortgages and notes, affiliates     4,090,000     4,578,000     4,984,000     5,267,000
         Mortgages and notes, others           800,000       948,000       923,000     1,034,000
         Other                               3,161,000     3,161,000     3,124,000     3,124,000
Financial liabilities:
     Notes payable-
         Mortgages                           5,151,000     5,197,000    15,667,000    15,724,000
     Accounts payable, trade                   987,000       987,000     1,810,000     1,810,000

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. Much of the information used to determine fair value is subjective and judgmental in nature. Therefore, fair value estimates may vary. In addition, the amounts actually realized or paid upon settlement or maturity could be significantly different.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                               THREE MONTHS ENDED
                                         ----------------------------------------------------------------------
                                          MARCH 31,        JUNE 30,        SEPTEMBER 30,           DECEMBER 31,
                                            1998             1998              1998                  1998
                                         ----------       ----------     ----------------        --------------
Revenues                                 $7,680,000       $8,566,000         $9,526,000           $ 9,280,000
Net income before income taxes and
   minority interest                      3,220,000        3,905,000          4,240,000             3,638,000
Net income                                1,966,000        2,440,000          2,405,000             2,417,000
Earnings per share                             0.71             0.88               0.86                  0.87

                                                                   THREE MONTHS ENDED
                                           ---------------------------------------------------------------
                                              MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                 1997            1997           1997             1997
                                           -------------     -----------  ---------------  --------------
Revenues                                      $7,742,000      $8,038,000     $8,422,000       $9,827,000
Net income before income taxes and
   minority interest                           2,813,000       3,222,000      3,166,000        3,738,000
Net income                                     1,658,000       2,117,000      1,957,000        2,533,000
Earnings per share                                  0.59            0.76           0.70             0.91

18. SEGMENT INFORMATION:

The Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rental and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects. This segment represents 20, 20 and 27 percent of the Company's total consolidated revenue in years 1998, 1997 and 1996, respectively. Commercial Rental focuses on providing office and retail space for various types of tenants ranging from retail to governmental agencies. This segment provides 36, 38 and 36 percent of the Company's total consolidated revenue in years 1998, 1997 and 1996, respectively. Residential Rental focuses on providing housing for low income families throughout the Washington Metropolitan area. This segment represents 7 percent of the Company's total consolidated revenue in years 1998, 1997 and 1996. Hotel Operations focuses on the ownership of two hotel properties. This segment provides 21, 18 and 17 percent of the Company's total consolidated revenue in years 1998, 1997 and 1996, respectively. Other revenue is comprised of various activities and represents the remaining 27, 24 and 22 percent of the Company's total consolidated revenue in years 1998, 1997 and 1996, respectively. The Company is not involved in any operations in countries other than the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon gross operating income from the combined properties in each segment.

The Company's reportable segments are a consolidation of related subsidiaries which offer different products. They are managed separately as each segment requires different operating, pricing and leasing strategies. All of the properties have been acquired separately and are incorporated into the applicable segment.

                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                               ----------------------------------------------
                                                                     1998            1997            1996
                                                               --------------    ------------    ------------
Revenues:
     Home and other construction                               $    6,888,000    $  6,687,000    $  9,619,000
     Commercial rental                                             12,661,000      13,099,000      12,515,000
     Residential rental                                             2,503,000       2,390,000       2,341,000
     Hotel management                                               7,224,000       6,172,000       5,881,000
     Other                                                          9,677,000       8,233,000       7,627,000
     Consolidated entries                                          (3,901,000)     (2,552,000)     (2,840,000)
                                                               --------------    ------------    ------------
                  Total                                            35,052,000      34,029,000      35,143,000
                                                               --------------    ------------    ------------
Gross operating income:
     Home and other construction                                    1,451,000       1,404,000       1,412,000
     Commercial rental                                              6,498,000       6,994,000       6,496,000
     Residential rental                                               923,000         742,000         488,000
     Hotel management                                               2,083,000       1,254,000       1,021,000
     Other                                                          5,384,000       3,792,000       3,044,000
     SG&A                                                          (1,796,000)     (1,751,000)     (1,764,000)
     Income taxes and minority interest                            (5,775,000)     (4,674,000)     (3,589,000)
     Consolidated entries                                             460,000         504,000         165,000
                                                               --------------    ------------    ------------
                  Total                                             9,228,000       8,265,000       7,273,000
                                                               --------------    ------------    ------------
Assets:
     Home and other construction                                    8,602,000      10,814,000      12,287,000
     Commercial rental                                             52,683,000      49,050,000      43,164,000
     Residential rental                                             1,924,000       2,134,000       2,076,000
     Hotel management                                              10,455,000      10,630,000      10,598,000
     Other                                                         32,506,000      23,944,000      25,897,000
     Income taxes receivable                                           12,000       1,156,000          32,000
     Consolidated entries                                          (8,296,000)        600,000         872,000
                                                               --------------    ------------    ------------
                  Total                                         $  97,886,000     $98,328,000     $94,926,000
                                                               ==============    ============    ============

                            Bresler & Reiner, Inc.
       Schedule III - Real Estate and Accumulated Depreciationthe Years
                 Ended December 31, 1998 and 1997in thousands)

                                                                           COLUMN C                       COLUMN D
                                                                  ---------------------------  -----------------------------
                                                                                                     COST CAPITALIZATION
             COLUMN A                             COLUMN B          INITIAL COST TO COMPANY       SUBSEQUENT TO ACQUISITION
-----------------------------------------    -------------------  ---------------------------  -----------------------------


                                                                                BUILDING AND                       CARRYING
           DESCRIPTION                           ENCUMBRANCES        LAND       IMPROVEMENTS     IMPROVEMENTS        COST
-----------------------------------------    -------------------  ----------- ---------------  --------------    -----------
FOR THE YEAR ENDED DECEMBER 31, 1998:
Charlestown North (Apartments in Greenbelt,
     Maryland)                                        N/A         $     -     $      2,179     $       466       $       -
Commons (Apartments in Washington, D.C.)              N/A             277            1,047             673               -
Waterside Mall East (Shopping Center in
     Washington, D.C.)                                N/A               -            6,631          13,259             111
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                        N/A               -              289             430               -
Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                          N/A             100            4,026               -               -
Uptown (Hotel in Baltimore, Maryland)                 N/A               -            7,368             220               -
Allentown Road Motel (Suitland, Maryland)             N/A             378            2,793           1,613               -
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                   N/A              58            3,388               -               -
Nations Bank Building (Office Building in
     Manassas, Virginia)                              N/A              63              798              43               -
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                           N/A           2,216           12,679           4,085               -
7800 Building (Office Building in Manassas,
     Virginia)                                        N/A             317            1,636             492               -
                                                                  -------     ------------     -----------       ---------
                                                                  $ 3,409     $     42,834     $    21,281       $     111
                                                                  =======     ============     ===========       =========

                                                             COLUMN E
                                            ---------------------------------------------
                                                       GROSS AMOUNT AT WHICH
          COLUMN A                                    CARRIED AT CLOSE OF PERIOD                   COLUMN F            COLUMN G
-----------------------------------------   ---------------------------------------------    -----------------  --------------------



                                                            BUILDING AND                         ACCUMULATED           DATE OF
           DESCRIPTION                          LAND        IMPROVEMENTS        TOTAL            DEPRECIATION        CONSTRUCTION
-----------------------------------------    -----------  ----------------  ---------------   -----------------  -------------------

FOR THE YEAR ENDED DECEMBER 31, 1998:
Charlestown North (Apartments in Greenbelt,
     Maryland)                               $     -      $     2,448       $     2,448       $     1,826                    -
Commons (Apartments in Washington, D.C.)         387            1,628             2,015             1,062                    -
Waterside Mall East (Shopping Center in
     Washington, D.C.)                             -           15,610            15,610             9,912                 1975
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                     -                -                 -                 -                    -
Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                     100            4,026             4,126             2,536                    -
Uptown (Hotel in Baltimore, Maryland)              -            5,637             5,637               724                    -
Allentown Road Motel (Suitland, Maryland)        378            4,587             4,965             2,120                    -
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)              143            2,117             2,260             1,398                    -
Nations Bank Building (Office Building in
     Manassas, Virginia)                          90              787               877               179                 1991
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                    1,898           16,669            18,567             5,376                 1987
7800 Building (Office Building in Manassas,
     Virginia)                                   283            2,010             2,293               673                 1990
                                             -------      -----------       -----------       -----------
                                             $ 3,279      $    55,519       $    58,798       $    25,806
                                             =======      ===========       ===========       ===========

             COLUMN A                          COLUMN H          COLUMN I
----------------------------------------   ----------------   ----------------
                                                              LIFE ON WHICH
                                                              DEPRECIATION ON
                                                              LATEST INCOME
                                                DATE          STATEMENT  IS
         DESCRIPTION                          ACQUIRED        COMPUTED
-----------------------------------------  ----------------  ----------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
Charlestown North (Apartments in Greenbelt,
     Maryland)                                  1971           5-40 years

Commons (Apartments in Washington, D.C.)        1971           5-40 years
Waterside Mall East (Shopping Center in
     Washington, D.C.)                            -           8-40 years
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                 Various          20 years
Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                    1984          5-30 years
Uptown (Hotel in Baltimore, Maryland)           1993 (a)         -

Allentown Road Motel (Suitland, Maryland)
                                                1987            19 years
Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)             1987            19 years
Nations Bank Building (Office Building in
     Manassas, Virginia)                          -           31 1/2 years
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                       -            31 1/2 years
7800 Building (Office Building in Manassas,
     Virginia)                                    -          15-31 1/2 years

(a)  Asset acquisition December 31, 1993

                            Bresler & Reiner, Inc.

            Schedule III - Real Estate and Accumulated Depreciation
                For the Years Ended December 31, 1998 and 1997
                            (dollars in thousands)

                                                                       COLUMN C                        COLUMN D
                                                             ---------------------------      ----------------------------
                                                                                                  COST CAPITALIZATION
                 COLUMN A                       COLUMN B        INITIAL COST TO COMPANY         SUBSEQUENT TO ACQUISITION
------------------------------------------   --------------  ----------------------------     ----------------------------



                                                                            BUILDING AND                       CARRYING
              DESCRIPTION                     ENCUMBRANCES        LAND      IMPROVEMENTS       IMPROVEMENTS      COST
------------------------------------------   --------------  ------------  --------------     --------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1997:

Charlestown North (Apartments in Greenbelt,
     Maryland)                                       N/A        $      -       $  2,179           $    358         $  -

Commons (Apartments in Washington, D.C.)             N/A             277          1,047                651            -

Waterside Mall East (Shopping Center in
     Washington, D.C.)                               N/A               -          6,631             13,259          111

Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                       N/A               -            289                425            -

Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                         N/A             100          4,026                  -            -

Uptown (Hotel in Baltimore, Maryland)                N/A               -          7,368                220            -

Allentown Road Motel (Suitland, Maryland)            N/A             378          2,793              1,442            -

Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                  N/A              58          3,388                  -            -

Nations Bank Building (Office Building in
     Manassas, Virginia)                             N/A              63            798                 43            -

Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                          N/A           2,216         12,679              3,952            -

7800 Building (Office Building in Manassas,
     Virginia)                                       N/A             317          1,636                481            -
                                                                  ------       --------           --------         ----
                                                                  $3,409       $ 42,834           $ 20,831         $111
                                                                  ======       ========           ========         ====

                                                                      COLUMN E
                                                       ----------------------------------------
                                                          GROSS AMOUNT AT WHICH CARRIED AT
                                                                  CLOSE OF PERIOD                    COLUMN F
                                                       ----------------------------------------  ----------------


                                                                      BUILDING AND                 ACCUMULATED
                                                          LAND        IMPROVEMENTS      TOTAL      DEPRECIATION
                                                        --------    ----------------  ---------  ----------------
FOR THE YEAR ENDED DECEMBER 31, 1997:

Charlestown North (Apartments in Greenbelt,
     Maryland)                                           $   -          $  2,340      $ 2,340      $  1,748

Commons (Apartments in Washington, D.C.)                   387             1,605        1,992           997

Waterside Mall East (Shopping Center in
     Washington, D.C.)                                       -            15,610       15,610         9,598
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                               -               696          696           623
Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                               100             4,026        4,126         2,400

Uptown (Hotel in Baltimore, Maryland)                        -             5,637        5,637           583

Allentown Road Motel (Suitland, Maryland)                  378             4,416        4,794         1,874

Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                        142             2,319        2,461         1,417
Nations Bank Building (Office Building in
     Manassas, Virginia)                                    90               787          877           153
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                              1,898            16,536       18,434         4,804
7800 Building (Office Building in Manassas,
     Virginia)                                             283             1,999        2,282           605
                                                         -----           -------      -------       -------
                                                         3,278           $55,971      $59,249       $24,802
                                                         =====           =======      =======       =======

                                                        COLUMN G      COLUMN H         COLUMN I
                                                    ---------------  -----------   ------------------
                                                                                     LIFE ON WHICH
                                                                                    DEPRECIATION ON
                                                                                    LATEST INCOME
                                                       DATE OF         DATE          STATEMENT IS
                                                     CONSTRUCTION     ACQUIRED         COMPUTED
                                                    ---------------  -----------   ------------------
FOR THE YEAR ENDED DECEMBER 31, 1997:

Charlestown North (Apartments in Greenbelt,
     Maryland)                                                   -        1971           5 - 40 years

Commons (Apartments in Washington, D.C.)                         -        1971           5 - 40 years

Waterside Mall East (Shopping Center in
     Washington, D.C.)                                        1975           -           8 - 40 years
Georgian Gardens (Apartments in Oxon Hill,
     Maryland)                                                   -       Various             20 years
Lakeview Manor Nursing Home (Lakewood, New
     Jersey)                                                     -        1984           5 - 30 years

Uptown (Hotel in Baltimore, Maryland)                            -        1993(a)        -

Allentown Road Motel (Suitland, Maryland)                        -        1987               19 years

Egap (Convenience Stores in Florida,
     Louisiana, and North Carolina)                              -        1987               19 years
Nations Bank Building (Office Building in
     Manassas, Virginia)                                      1991           -            31 1/2years
Paradise/Sudley North (4 Office Buildings
     in Manassas, Virginia)                                   1987           -            31 1/2years
7800 Building (Office Building in Manassas,
     Virginia)                                                1990           -       15 - 31 1/2years

(a) Asset acquisition recorded December 31, 1993.

                            BRESLER & REINER, INC.

                             NOTES TO SCHEDULE III
                            (DOLLARS IN THOUSANDS)

                                                                1998        1997
                                                             ----------  ----------
LAND AND BUILDING AND IMPROVEMENTS:
     Balance, January 1                                       $  59,249   $  58,434
         Additions during period-
              Improvements                                          486         819
                                                             ----------  ----------
                                                                 59,735      59,253

         Deductions during period-
              Write-off of fully depreciated assets                   -           4
              Other                                                 937           -
                                                             ----------  ----------
     Balance, December 31                                     $  58,798   $  59,249
                                                             ==========  ==========

ACCUMULATED DEPRECIATION:
     Balance, January 1                                       $  24,802   $  23,054
         Additions during period-
              Depreciation expense                                1,765       1,748
                                                             ----------  ----------
                                                                 26,567      24,802
         Deductions during period-
              Other                                                 761           -
                                                             ----------  ----------
     Balance, December 31                                     $  25,806   $  24,802
                                                             ==========  ==========

                            BRESLER & REINER, INC.


                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                               COLUMN A                                                COLUMN B                    COLUMN C
-------------------------------------------------------------------------      --------------------------   ----------------------


                              DESCRIPTION                                               INTEREST                 MATURITY DATE
-------------------------------------------------------------------------      --------------------------  -----------------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
    Related parties-
        Second mortgages:
           3rd Street Southwest Investors (S.W. Washington, D.C.)                           9.5%                      1999
           SEW Investors (S.W. Washington, D.C.)                                           12.0%                      2000
           Town Center East Investors (S.W. Washington, D.C.)                               8.5%                      2001
           3rd Street Southwest Investors (S.W. Washington, D.C.)                           9.5%                      2009

     Other-
        First mortgages:
           Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
             (3 units)                                                                  9.5% to 13.5%        Various through 2013
           Developed land loans (St. Mary's County, Maryland) ($20,000 to
             $50,000) (6 units)                                                            14.5%             Various through 2013
           Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
             (38 units)                                                                 8.0% to 13.0%                 2004

                               COLUMN A                                                COLUMN D                    COLUMN E
-------------------------------------------------------------------------     -------------------------    --------------------


                                                                                  PERIODIC PAYMENT                 PRIOR
                              DESCRIPTION                                               TERMS                      LIENS
-------------------------------------------------------------------------     -------------------------    ---------------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
    Related parties-
        Second mortgages:
           3rd Street Southwest Investors (S.W. Washington, D.C.)                   $36,600/month(a)                None
           SEW Investors (S.W. Washington, D.C.)                                     95,700/month(b)                None
           Town Center East Investors (S.W. Washington, D.C.)                         9,670/month(b)                None
           3rd Street Southwest Investors (S.W. Washington, D.C.)                    11,200/month(c)                None

     Other-
        First mortgages:
           Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
             (3 units)
           Developed land loans (St. Mary's County, Maryland) ($20,000 to
             $50,000) (6 units)
           Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
             (38 units)


                               COLUMN A                                   COLUMN F             COLUMN G              COLUMN H
------------------------------------------------------------------   -----------------    ------------------   -------------------
                                                                                                               PRINCIPAL AMOUNT OF
                                                                                                                  MORTGAGE LOANS
                                                                            FACE               CARRYING           SUBJECT TO
                                                                          AMOUNT OF            AMOUNT OF       DELINQUENT PRINCIPAL
                              DESCRIPTION                                 MORTGAGES            MORTGAGES            OR INTEREST
------------------------------------------------------------------    -----------------    ------------------  --------------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
    Related parties-
        Second mortgages:
           3rd Street Southwest Investors (S.W. Washington, D.C.)        $4,350,000           $  1,644,000             None
           SEW Investors (S.W. Washington, D.C.)                          9,300,000              1,154,000             None
           Town Center East Investors (S.W. Washington, D.C.)             1,200,000                      -             None
           3rd Street Southwest Investors (S.W. Washington, D.C.)         1,333,000              1,292,000             None
                                                                                              ------------
                                                                                              $  4,090,000
                                                                                              ------------
     Other-
        First mortgages:
           Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
             (3 units)                                                                        $     64,000             None
           Developed land loans (St. Mary's County, Maryland) ($20,000 to
             $50,000) (6 units)                                                                      5,000             None
           Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
             (38 units)                                                                            110,000             None
                                                                                              ------------
                                                                                                   179,000
                                                                                              ------------
                                                                                              $  4,269,000
                                                                                              ============

                            BRESLER & REINER, INC.
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

          COLUMN A                                                          COLUMN B            COLUMN C               COLUMN D
----------------------------------------------------------------------  ----------------- --------------------  --------------------
                                                                                                                   PERIODIC PAYMENT
          DESCRIPTION                                                       INTEREST          MATURITY DATE             TERMS
----------------------------------------------------------------------  ----------------- --------------------  --------------------
FOR THE YEAR ENDED DECEMBER 31, 1997:
   Related parties-
      Second mortgages:
         3rd Street Southwest Investors (S.W. Washington, D.C.)               9.5%               1999                 $36,600/mo(a)
         SEW Investors (S.W. Washington, D.C.)                               12.0%               2000                  95,700/mo(b)
         Town Center East Investors (S.W. Washington, D.C.)                   8.5%               2001                   9,670/mo(b)
         3rd Street Southwest Investors (S.W. Washington, D.C.)               9.5%               2009                  11,200/mo(c)

   Other-
      First mortgages:
         Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
           (5 units)                                                      9.5% to 13.5%   Various through 2013
         Developed land loans (St. Mary's County, Maryland) ($20,000 to
           $50,000) (7 units)                                                14.5%        Various through 2013
         Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
           (38 units)                                                     8.0% to 13.0%          2004

          COLUMN A                                                     COLUMN E      COLUMN F     COLUMN G          COLUMN H
---------------------------------------------------------------------- ---------  -------------  ----------- ----------------------
                                                                                                               PRINCIPAL AMOUNT OF
                                                                                                                  MORTGAGE LOANS
                                                                                        FACE       CARRYING         SUBJECT TO
                                                                          PRIOR      AMOUNT OF     AMOUNT OF   DELINQUENT PRINCIPAL
          DESCRIPTION                                                     LIENS      MORTGAGES     MORTGAGES       OR INTEREST
----------------------------------------------------------------------  ---------  -------------  ----------- ----------------------
FOR THE YEAR ENDED DECEMBER 31, 1997:
   Related parties-
      Second mortgages:
         3rd Street Southwest Investors (S.W. Washington, D.C.)           None       $4,350,000    $1,731,000         None
         SEW Investors (S.W. Washington, D.C.)                            None        9,300,000     1,642,000         None
         Town Center East Investors (S.W. Washington, D.C.)               None        1,200,000       308,000         None
         3rd Street Southwest Investors (S.W. Washington, D.C.)           None        1,333,000     1,303,000         None
                                                                                                  -----------
                                                                                                   $4,984,000
                                                                                                  ===========

   Other-
      First mortgages:
         Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
           (5 units)                                                                               $  215,000         None
         Developed land loans (St. Mary's County, Maryland) ($20,000 to
           $50,000) (7 units)                                                                          44,000         None
         Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
           (38 units)                                                                                 129,000         None
                                                                                                  -----------
                                                                                                      388,000
                                                                                                  -----------
                                                                                                   $5,372,000
                                                                                                  ===========

                            BRESLER & REINER, INC.
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

          COLUMN A                                                          COLUMN B            COLUMN C               COLUMN D
----------------------------------------------------------------------  ----------------- --------------------  --------------------
                                                                                                                   PERIODIC PAYMENT
          DESCRIPTION                                                       INTEREST          MATURITY DATE             TERMS
----------------------------------------------------------------------  ----------------- --------------------  --------------------
FOR THE YEAR ENDED DECEMBER 31, 1996:
   Related parties-
      Second mortgages:
         3rd Street Southwest Investors (S.W. Washington, D.C.)               9.5%               1999                 $36,600/mo(a)
         SEW Investors (S.W. Washington, D.C.)                               12.0%               2000                  95,700/mo(b)
         Town Center East Investors (S.W. Washington, D.C.)                   8.5%               2001                   9,670/mo
         3rd Street Southwest Investors                                       9.5%               2009                  11,200/mo(c)

   Other-
      First mortgages:
         Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
          (8 units)                                                       9.5% to 13.5%   Various through 2013
         Developed land loans (St. Mary's County, Maryland) ($20,000 to
          $50,000) (11 units)                                                14.5%        Various through 2013
         Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
          (38 units)                                                      8.0% to 13.0%          2004

          COLUMN A                                                     COLUMN E      COLUMN F     COLUMN G          COLUMN H
---------------------------------------------------------------------- ---------  -------------  ----------- ----------------------
                                                                                                               PRINCIPAL AMOUNT OF
                                                                                                                  MORTGAGE LOANS
                                                                                        FACE       CARRYING         SUBJECT TO
                                                                          PRIOR      AMOUNT OF     AMOUNT OF   DELINQUENT PRINCIPAL
          DESCRIPTION                                                     LIENS      MORTGAGES     MORTGAGES       OR INTEREST
----------------------------------------------------------------------  ---------  -------------  ----------- ----------------------
FOR THE YEAR ENDED DECEMBER 31, 1996:
   Related parties-
      Second mortgages:
         3rd Street Southwest Investors (S.W. Washington, D.C.)           None       $4,350,000    $1,810,000         None
         SEW Investors (S.W. Washington, D.C.)                            None        9,300,000     1,984,000         None
         Town Center East Investors (S.W. Washington, D.C.)               None        1,200,000       394,000         None
         3rd Street Southwest Investors                                   None        1,333,000     1,313,000         None
                                                                                                  -----------
                                                                                                   $5,501,000
                                                                                                  ===========

   Other-
      First mortgages:
         Home loans (Montgomery County, Maryland) ($50,000 to $159,000)
          (8 units)                                                                                $  291,000         None
         Developed land loans (St. Mary's County, Maryland) ($20,000 to
          $50,000) (11 units)                                                                          77,000         None
         Condominium loans (Oxon Hill, Maryland) ($10,000 to $20,000)
          (38 units)                                                                                  158,000         None
                                                                                                  -----------
                                                                                                      526,000
                                                                                                  -----------
                                                                                                   $6,027,000
                                                                                                  ===========

                            BRESLER & REINER, INC.

                             NOTES TO SCHEDULE IV

                                          1998          1997          1996
                                      ------------  ------------  ------------
CARRYING VALUE AT JANUARY 1            $5,372,000    $6,027,000    $6,593,000
   Deductions during period-
      Collections of principal          1,103,000       655,000       566,000
                                      ------------  ------------  ------------
CARRYING VALUE AT DECEMBER 31          $4,269,000    $5,372,000    $6,027,000
                                      ============  ============  ============

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

Exhibit 10 - Material Contracts.

          C. (i) Amendment No. 1 to Agreement of December 2, 1974 among Trilon Plaza Company, Town Center East Investors and Registrant, dated April 14, 1982.

            (ii) Amendment dated March 10, 1983 to Agreement of December 2, 1974, among Trilon Plaza Company, Town Center East Investors and Registrant. (Exhibits C(i) and C(ii) are incorporated by reference to Exhibits 19A and B to Registrant's Report on Form 10-K for 1982, dated March 23, 1983, filed with the 62 Securities and Exchange Commission).

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

                                               BRESLER & REINER, INC.
                                            ----------------------------
                                                    (Registrant)

Date:  March 25, 1999                          /s/ Charles S. Bresler
                                            ----------------------------
                                               Charles S. Bresler, Chairman
                                               of the Board
                                               (Chief Executive Officer)

Date:  March 25, 1999                          /s/ William L. Oshinsky
                                            ----------------------------
                                               William L. Oshinsky, Treasurer
                                               (Chief Financial and Chief
                                               Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          The following persons constitute a majority of the Board of Directors of Registrant.

Date:  March 25, 1999                          /s/ Charles S. Bresler
                                            ----------------------------
                                               Charles S. Bresler, Director

Date:  March 25, 1999                          /s/ William L. Oshinsky
                                            ----------------------------
                                               William L. Oshinsky, Director

Date:  March 25, 1999                          /s/ Edwin Horowitz
                                            ----------------------------
                                               Edwin Horowitz, Director

Date:  March 25, 1999                          /s/ Burton J. Reiner
                                            ----------------------------
                                               Burton J. Reiner, Director

Date:  March 25, 1999                          /s/ Stanley S. Derisio
                                            ----------------------------
                                               Stanley S. DeRisio, Director

Date:  March 25, 1999                          /s/ Ralph S. Childs, Jr.
                                            ----------------------------
                                               Ralph S. Childs, Jr., Director