Form 10-Q
period 1999-03-31
BRESLER & REINER INC
filed 1999-05-11
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended March 31, 1999 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                               52-0903024
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                       20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number including area code:          (202)488-8800
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.


Yes:   X           No: _____
     -----

Number of Shares of Common Stock
Outstanding May 11, 1999:  2,780,528

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                    ASSETS
                                    ------

                                                       Mar. 31, 1999                  DEC. 31, 1998
                                                  ----------------------         ----------------------
                                                        (Unaudited)
Rental Property and Equipment, Net                $          34,590,000          $          34,871,000
Construction in Process                                       6,821,000                      7,142,000
Homes Held for Sale                                             482,000                        590,000
Land Held for Sale                                            4,245,000                      4,245,000
Receivables:
     Mortgages and Notes, Affiliates                          3,960,000                      4,090,000
     Mortgages and Notes, Other                                 763,000                        800,000
     Other                                                    3,302,000                      3,161,000
Investment In and Advances To
  Joint Ventures and Partnerships                             3,407,000                      2,864,000
Cash and Cash Equivalents                                     5,771,000                      5,338,000
Cash Deposits Held in Escrow                                 11,040,000                      9,626,000
Investments                                                  19,238,000                     19,626,000
Income Taxes Receivable                                        -0-                              12,000
Due From Affiliates                                           1,194,000                       -0-
Deferred Charges and Other Assets                             5,454,000                      5,521,000
                                                  ----------------------         ----------------------
                                                  $         100,267,000          $          97,886,000
                                                  ======================         ======================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Notes Payable:
        Mortgages Payable                         $           5,127,000          $           5,151,000
     Accounts Payable                                         1,139,000                        987,000
     Accrued Expenses                                           930,000                        871,000
     Due To  Affiliates                                        -0-                             558,000
     Deposits                                                   222,000                        220,000
     Deferred Income                                            370,000                        544,000
     Current Income Taxes Payable                               660,000                       -0-
     Deferred Income Taxes Payable                            6,011,000                      6,011,000
                                                  ----------------------         ----------------------

             Total Liabilities                               14,459,000                     14,342,000

Minority Interest                                             1,050,000                      1,063,000

Shareholders' Equity                                         84,758,000                     82,481,000
                                                  ----------------------         ----------------------

                                                  $         100,267,000          $          97,886,000
                                                  ======================         ======================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                           1999                            1998
                                                  ----------------------         ----------------------
Revenues:
     Sales of Homes                               $           1,327,000          $             954,000
     Other Construction (Net)                                   272,000                        269,000
     Rentals - Apartments                                       611,000                        621,000
     Rentals - Commercial                                     2,895,000                      2,921,000
     Hotel Income                                             1,527,000                      1,366,000
     Management Fees, Affiliates                                225,000                        224,000
     Leasing Fee, Affiliates                                    187,000                        187,000
     Interest:
       Affiliates                                               333,000                        205,000
       Other                                                    401,000                        415,000
     Gain on Sale Of Realty Interests                           144,000                        128,000
     Equipment Leasing & Vending                                  6,000                         62,000
     Income From Equity Investments                             241,000                        318,000
     Other                                                       21,000                         10,000
                                                  ----------------------         ----------------------
                                                              8,190,000                      7,680,000
                                                  ----------------------         ----------------------

Costs And Expenses:
     Cost of Home Sales                                       1,247,000                        898,000
     Rentals - Apartments                                       358,000                        344,000
     Rentals - Commercial                                     1,113,000                      1,005,000
     Hotel Expenses                                           1,121,000                      1,212,000
     Land Development Expense                                    26,000                         26,000
     General And Administrative                                 497,000                        496,000
     Interest Expense                                           110,000                        354,000
     Equipment Leasing & Vending                                  6,000                         13,000
     Reserve for Advances to Partnerships                         6,000                        112,000
                                                  ----------------------         ----------------------
                                                              4,484,000                      4,460,000
                                                  ----------------------         ----------------------

Net Income Before Income Taxes And
  Minority Interest                                           3,706,000                      3,220,000

Provision for Income Taxes                                    1,468,000                      1,231,000

Minority Interest                                               (39,000)                        23,000
                                                  ----------------------         ----------------------

Net Income                                        $           2,277,000          $           1,966,000
                                                  ======================         ======================

Earnings Per Common Share                         $                0.82          $                0.71
                                                  ======================         ======================

Weighted Average Number of Common
        Shares Outstanding                                    2,780,528                      2,780,528
                                                  ======================         ======================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                          1999                            1998
                                                                 ----------------------         ----------------------
Cash Flows from Operating Activities:
  Net Income                                                     $           2,277,000          $           1,966,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                              512,000                        575,000
      Gain on Sale of Realty Interest                                         (144,000)                      (128,000)
      (Income) Loss From Equity Investments                                   (241,000)                      (318,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                                            321,000                        670,000
            Homes Held for Sale                                                108,000                       (471,000)
            Mortgages & Notes Receivable                                       311,000                        269,000
            Income Taxes Receivable                                             12,000                      1,015,000
            Cash Deposits Held in Escrow                                    (1,414,000)                      (366,000)
            Other Assets                                                      (100,000)                       222,000
            Increase (Decrease) In Other Liabilities                        (1,066,000)                      (701,000)
                                                                 ----------------------         ----------------------
                 Total Adjustments                                          (1,701,000)                       767,000
                                                                 ----------------------         ----------------------
Net Cash Provided By Operating Activities                                      576,000                      2,733,000
                                                                 ----------------------         ----------------------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                                            (302,000)                       847,000
      Investment in US Treasury Instruments                                    388,000                     (3,584,000)
      Other                                                                   (205,000)                      (159,000)
                                                                 ----------------------         ----------------------
Net Cash Provided By (Used In) Investing Activities                           (119,000)                    (2,896,000)
                                                                 ----------------------         ----------------------


Cash Flows From Financing Activities:
      Repayment of Notes Payable                                               (24,000)                    (1,106,000)
                                                                 ----------------------         ----------------------
Net Cash Used In Financing Activities                                          (24,000)                    (1,106,000)
                                                                 ----------------------         ----------------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                             433,000                     (1,269,000)

Cash and Cash Equivalents, Beginning of Year                                 5,338,000                      5,762,000
                                                                 ----------------------         ----------------------
Cash and Cash Equivalents, End of Period                         $           5,771,000          $           4,493,000
                                                                 ======================         ======================

Page Two
Consolidated Statements of Cash Flows

                                                                     1999                         1998
                                                            ----------------------      ----------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)                    $         145,000           $          363,000
    Income Taxes (Current and Estimated)                              796,100                      216,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                    28,000                       62,000
    Escrowed Cash Deposits Refunded                                    26,000                       48,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999


GENERAL:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     At March 31, 1999, the Company had approximately $1,266,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

SEGMENT INFORMATION:

     The company reports segment information for the following categories:
1)Home Sales, 2)Commercial Rental, 3)Residential Rental and 4)Hotel Operations. Home Sales reflect the sale of homes constructed by the Company and settled during the current period. Commercial Rental includes income from leases to tenants ranging from retail businesses to governmental agencies. Residential Rental income is generated from the leasing of apartments in the Washington Metropolitan area. Hotel Operations consist of income generated by the Company's two hotel properties.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon gross operating income from the combined properties in each segment.

     The Company's reportable segments are a consolidation of related subsidiaries which offer different products. They are operated separately as each segment requires different operating, pricing and leasing strategies. All of the properties have been constructed by the Company and are incorporated into the applicable segment.

                                                     For the Three Months Ended
                                                     --------------------------
                                                     3/31/99         3/31/98
                                                  --------------- ----------------
Revenues:
   Home sales                                       $  1,327,000      $   954,000
   Commercial rental                                   3,184,000        3,200,000
   Residential rental                                    611,000          621,000
   Hotel operations                                    1,527,000        1,366,000
   Other                                               2,328,000        2,923,000
   Consolidated entries                                 (787,000)      (1,384,000)
                                                  --------------- ----------------
                     Total                             8,190,000        7,680,000
                                                  --------------- ----------------

Gross operating income:
   Home sales                                            102,000           56,000
   Commercial rental                                   1,640,000        1,783,000
   Residential rental                                    216,000          240,000
   Hotel operations                                      406,000          154,000
   Other                                               1,687,000        1,634,000
   SG&A                                                 (497,000)        (496,000)
   Income taxes and minority interest                 (1,429,000)      (1,208,000)
   Consolidated entries                                  152,000         (197,000)
                                                  --------------- ----------------
                     Total                             2,277,000        1,966,000
                                                  --------------- ----------------

Assets:
   Home sales                                          8,277,000       10,253,000
   Commercial rental                                  54,768,000       52,207,000
   Residential rental                                  1,895,000        2,121,000
   Hotel management                                   10,444,000       10,347,000
   Other                                              33,003,000       22,639,000
   Income taxes receivable                               -0-              141,000
   Consolidated entries                               (8,120,000)         (12,000)
                                                  --------------- ----------------
                     Total                          $100,267,000      $97,696,000
                                                  =============== ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations
---------------------

     Sales of Homes and Lots.  9 homes were settled in the first three months of
     -----------------------
1999 compared with 7 homes in the same period of 1998. Net income from Home Sales was $80,000 in the first three months of 1999 as compared to $56,000 for the same period of 1998.

     Registrant's backlog of homes under contract of sale as of March 31 was 21 in 1999 as compared to the same number in 1998. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $611,000 in the three months of 1999 as compared to $621,000 for the same period in 1998, a decrease of 1.61%. Expenses for the first three months of 1999
was $358,000 as compared to $344,000 in 1998, a 4.07% increase.   1999 net
income was $253,000 versus $277,000 for the same period in 1998, a decrease of 8.66%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $2,895,000 in the first three months of 1999 as compared to $2,921,000 for the same period in 1998. Expenses for the first three months of 1999 were $1,113,000 as compared to $1,005,000 in 1998, an increase of 10.75%.
1999 net income was $1,782,000 versus $1,916,000 in 1998, a decrease of 6.99%.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the three months ended March 31, as follows:

                             Colonnade                  Holiday Inn Express
                             ---------                  -------------------
                          1999       1998               1999         1998
                          ----       ----               ----         ----
     Income              990,000  1,015,000            537,000      351,000
     Expense             682,000    795,000            439,000      417,000
                         -------  ---------            -------      -------
     Net Before Taxes    308,000    220,000             98,000      (66,000)

      The 1999 Colonnade operations reflect a lower occupancy of 60.30% in the quarter ended March 31, 1999 as compared to 65.43% occupancy in the same period of 1998. The average daily room rate increased by 5.58% in 1999 over the same period of 1998. Even though the Colonnade gross income reflects a decrease of $25,000, expenses decreased by $113,000 resulting in an $88,000 increase in net income as compared to the 1998 period.

      The 1999 Holiday Inn Express results reflect an increase of $186,000 in increased revenue and an increase of 5.88% in average daily room rate for the period ended March 31, 1999 as compared to the same period in 1998.

      Interest - Affiliates:  The increase in 1999 reflects the interest
      ----------------------
received by Registrant on one of its partnership's commercial properties.

      Interest Expense.  The l999 reduction in interest expense reflects the
      -----------------
acquisition of the Paradise Sudley North Building D loan in May of 1998 and the acquisition of the Paradise Sudley North Building A loan in November of 1998.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the three month period ended March 31, 1999, cash flow from operating, investing and financing activities resulted in an increase of $433,000 in cash and cash equivalents. Registrant generated cash flow of $576,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $24,000.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

               (a)  Exhibit 27 - Financial Data Statement

               (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                         S  I  G  N  A  T  U  R  E  S


           Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BRESLER & REINER, INC.
                                                  (Registrant)



Date: May 11, 1999                            /s/ Charles S. Bresler
      ------------                            -------------------------------
                                                   Charles S. Bresler,
                                                    Chief Executive Officer


Date: May 11, 1999                            /s/ William Oshinsky
      ------------                            -------------------------------
                                                   William Oshinsky, Treasurer
                                                   (Principal Financial Officer)