Form 10-Q
period 1999-06-30
BRESLER & REINER INC
filed 1999-08-12
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 1999 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                    52-0903024
-------------------------------             -----------------------------
(State or other jurisdiction of             (IRS Employer Identification)
incorporation or organization)


401 M Street, S. W., Washington, D. C.                    20024
---------------------------------------               ------------
(Address of Principal Executive Office)                (Zip Code)


Registrant's telephone number including area code:        (202) 488-8800
                                                    ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.



Yes: [X]                No: [ ]

Number of Shares of Common Stock
Outstanding August 12, 1999:  2,762,528

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                                                     June 30, 1999            Dec. 31, 1998
                                                    ---------------          ---------------
                                                      (Unaudited)
Rental Property and Equipment, Net               $      34,433,000          $      34,871,000
Construction in Process                                  7,025,000                  7,142,000
Homes Held for Sale                                        374,000                    590,000
Land Held for Sale                                       4,245,000                  4,245,000
Investments                                             21,864,000                 19,626,000
Receivables:
     Mortgages and Notes, Affiliates                     3,828,000                  4,090,000
     Mortgages and Notes, Other                            750,000                    800,000
     Other                                               2,658,000                  3,161,000
Investment In and Advances To
  Joint Ventures and Partnerships                        3,053,000                  2,864,000
Cash and Cash Equivalents                                6,418,000                  5,338,000
Cash Deposits Held in Escrow                            11,409,000                  9,626,000
Income Taxes Receivable                                        -0-                     12,000
Due From Affiliates                                        423,000                        -0-
Deferred Charges and Other Assets                        5,163,000                  5,521,000
                                                 -----------------         ------------------
                                                 $     101,643,000         $       97,886,000
                                                 =================         ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage Loans Payable                      $       5,103,000         $        5,151,000
     Accounts Payable                                    1,147,000                    987,000
     Accrued Expenses                                      939,000                    871,000
     Due To  Affiliates                                        -0-                    558,000
     Deposits                                              231,000                    220,000
     Deferred Income                                       196,000                    544,000
     Current Income Taxes Payable                          147,000                        -0-
     Deferred Income Taxes Payable                       6,011,000                  6,011,000
                                                 -----------------         ------------------

              Total Liabilities                         13,774,000                 14,342,000

Minority Interest                                        1,063,000                  1,063,000

Shareholders' Equity                                    86,806,000                 82,481,000
                                                 -----------------         ------------------

                                                 $     101,643,000         $       97,886,000
                                                 =================         ==================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                       1999                     1998
                                                  --------------          ---------------
Revenues:
     Sales of Homes                              $     2,222,000          $     2,022,000
     Other Construction (Net)                            464,000                  582,000
     Rentals - Apartments                              1,218,000                1,254,000
     Rentals - Commercial                              5,702,000                5,697,000
     Hotel Income                                      3,793,000                3,590,000
     Management Fees, Affiliates                         454,000                  440,000
     Leasing Fee, Affiliates                             374,000                  374,000
     Interest:
       Affiliates                                        659,000                  504,000
       Other                                             830,000                  774,000
     Gain on Sale of Realty Interests                    292,000                  259,000
     Equipment Leasing and Vending                        15,000                  133,000
     Income from Equity Investments                      461,000                  600,000
     Other                                                32,000                   17,000
                                                  --------------          ---------------
                                                      16,516,000               16,246,000
                                                  --------------          ---------------

Costs And Expenses:
     Cost of Home Sales                                2,043,000                1,945,000
     Rentals - Apartments                                719,000                  717,000
     Rentals - Commercial                              2,191,000                2,088,000
     Hotel Expenses                                    2,472,000                2,584,000
     Land Carrying Cost                                   52,000                   52,000
     General and Administrative                          879,000                  924,000
     Interest Expense                                    218,000                  566,000
     Equipment Leasing and Vending                        15,000                   21,000
     Reserve for Advances to Partnerships                  6,000                  224,000
                                                  --------------          ---------------
                                                       8,595,000                9,121,000
                                                  --------------          ---------------

Net Income Before Income Taxes and
  Minority Interest                                    7,921,000                7,125,000

Income Taxes                                           3,105,000                2,758,000

Minority Interest                                            -0-                  (39,000)
                                                  --------------          ---------------

Net Income                                       $     4,816,000          $     4,406,000
                                                 ===============          ===============
Earnings per Common Share                        $          1.74          $          1.58
                                                 ===============          ===============

Weighted Average Number of Common
        Shares Outstanding                             2,774,163                2,792,653
                                                 ===============          ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                       1999                     1998
                                                  --------------          ---------------
Revenues:
     Sales of Homes                              $       895,000          $     1,068,000
     Other Construction (Net)                            192,000                  313,000
     Rentals - Apartments                                607,000                  633,000
     Rentals - Commercial                              2,807,000                2,776,000
     Hotel Income                                      2,266,000                2,224,000
     Management Fees, Affiliates                         229,000                  216,000
     Leasing Fee, Affiliates                             187,000                  187,000
     Interest:
       Affiliates                                        326,000                  299,000
       Other                                             429,000                  359,000
     Gain on Sale of Realty Interests                    148,000                  131,000
     Equipment Leasing and Vending                         9,000                   71,000
     Income from Equity Investments                      220,000                  282,000
     Other                                                11,000                    7,000
                                                  --------------          ---------------
                                                       8,326,000                8,566,000
                                                  --------------          ---------------
Costs And Expenses:
     Cost of Home Sales                                  796,000                1,047,000
     Rentals - Apartments                                361,000                  373,000
     Rentals - Commercial                              1,078,000                1,083,000
     Hotel Expenses                                    1,351,000                1,372,000
     Land Carrying Cost                                   26,000                   26,000
     General and Administrative                          382,000                  428,000
     Interest Expense                                    108,000                  212,000
     Equipment Leasing and Vending                         9,000                    8,000
     Reserve for Advances to Partnerships                    -0-                  112,000
                                                  --------------          ---------------
                                                       4,111,000                4,661,000
                                                  --------------          ---------------

Net Income Before Income Taxes and
  Minority Interest                                    4,215,000                3,905,000

Income Taxes                                           1,637,000                1,527,000

Minority Interest                                         39,000                  (62,000)
                                                 ---------------          ---------------
Net Income                                       $     2,539,000          $     2,440,000
                                                 ===============          ===============

Earnings per Common Share                        $          0.92          $          0.87
                                                 ===============          ===============

Weighted Average Number of Common
        Shares Outstanding                             2,767,869                2,792,653
                                                 ===============          ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)



                                                            1999                     1998
                                                       --------------          ---------------
Cash Flows from Operating Activities:
  Net Income                                           $    4,816,000           $    4,406,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                         1,096,000                1,151,000
      Gain on Sale of Realty Interest                        (292,000)                (259,000)
      (Income) Loss from Equity Investments                  (461,000)                (600,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                           117,000                  189,000
            Homes Held for Sale                               216,000                 (184,000)
            Mortgages and Notes Receivable                    604,000                  736,000
            Income Taxes Receivable                            12,000                  886,000
            Cash Deposits Held in Escrow                   (1,783,000)               3,195,000
            Other Assets                                      809,000                 (598,000)
            Increase (Decrease) In Other Liabilities         (943,000)                 813,000
                                                       --------------          ---------------
                 Total Adjustments                           (625,000)               5,329,000
                                                       --------------          ---------------
Net Cash Provided by Operating Activities                   4,191,000                9,735,000
                                                       --------------          ---------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                            272,000                1,584,000
      Investment in US Treasury Instruments                (2,238,000)              (2,638,000)
      Other                                                  (606,000)                (312,000)
                                                       --------------          ---------------
Net Cash (Used In) Provided by  Investing Activities       (2,572,000)              (1,366,000)
                                                       --------------          ---------------


Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                     (48,000)              (8,462,000)
      Purchase of Treasury Stock                             (491,000)                     -0-
                                                       --------------          ---------------
Net Cash Used in Financing Activities                        (539,000)              (8,462,000)
                                                       --------------          ---------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                          1,080,000                  (93,000)

Cash and Cash Equivalents, Beginning of Year                5,338,000                5,762,000
                                                       --------------          ---------------

Cash and Cash Equivalents, End of Period              $     6,418,000          $     5,669,000
                                                      ===============          ===============


Page Two
Consolidated Statements of Cash Flows


                                                            1999                     1998
                                                       --------------          ---------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)               $     253,000           $    575,000
    Income Taxes (Current and Estimated)                   2,946,100              1,871,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                           64,000                106,000
    Escrowed Cash Deposits Refunded                           53,000                 71,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

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

Commitments and Contingencies:

     At June 30, 1999, the Company had approximately $975,000.00 of outstanding letters of credit for land improvements in housing projects that are under development.

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

                                                  For the Six Months Ended
                                                  ------------------------
                                                   6/30/99        6/30/98
                                                  ---------      ---------
Revenues:
   Home sales                                     $2,222,000     $2,022,000
   Commercial rental                               6,279,000      6,294,000
   Residential rental                              1,218,000      1,254,000
   Hotel operations                                3,793,000      3,590,000
   Other                                           4,568,000      5,430,000
   Consolidation entries                          (1,564,000)    (2,344,000)
                                                ------------   ------------
                     Total                        16,516,000     16,246,000
                                                ------------   ------------

Gross operating income:
   Home sales                                        179,000         77,000
   Commercial rental                               3,250,000      3,225,000
   Residential rental                                426,000        462,000
   Hotel operations                                1,321,000      1,006,000
   Other                                           3,279,000      3,513,000
   SG&A                                             (879,000)      (924,000)
   Income taxes and minority interest             (3,105,000)    (2,719,000)
   Consolidation entries                             345,000       (234,000)
                                                ------------   ------------
                     Total                         4,816,000      4,406,000
                                                ------------   ------------

Assets:
   Home sales                                      8,452,000     10,494,000
   Commercial rental                              59,011,000     43,585,000
   Residential rental                              1,842,000      2,052,000
   Hotel management                               10,570,000     10,689,000
   Other                                          29,824,000     33,761,000
   Income taxes receivable                            -0-           270,000
   Consolidation entries                          (8,056,000)    (6,572,000)
                                                ------------   ------------
                     Total                      $101,643,000    $94,279,000
                                                ============   ============

                                                 For the Three Months Ended
                                                 --------------------------
                                                   6/30/99        6/30/98
                                                  ---------      ---------
Revenues:
   Home sales                                       $895,000     $1,068,000
   Commercial rental                               3,095,000      3,094,000
   Residential rental                                607,000        633,000
   Hotel operations                                2,266,000      2,224,000
   Other                                           2,240,000      2,507,000
   Consolidation entries                            (777,000)      (960,000)
                                                ------------   ------------
                     Total                         8,326,000      8,566,000
                                                ------------   ------------

Gross operating income:
   Home sales                                         77,000         21,000
   Commercial rental                               1,610,000      1,442,000
   Residential rental                                210,000        222,000
   Hotel operations                                  915,000        852,000
   Other                                           1,592,000      1,879,000
   SG&A                                             (382,000)      (428,000)
   Income taxes and minority interest             (1,676,000)    (1,511,000)
   Consolidation entries                             193,000        (37,000)
                                                ------------   ------------
                     Total                         2,539,000      2,440,000
                                                ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Sales of Homes and Lots:  15 homes were settled in the first six months of
     ------------------------
1999 as compared with 15 homes in the same period of 1998. Net income from Home Sales was $179,000 in the first six months of 1999 as compared to $77,000 for the same period of 1998. In the second quarter of 1999, 6 homes were settled versus 8 homes in the same period of 1998. Net income from Homes Sales was $99,000 in the second quarter of 1999 as compared to $21,000 for the same period of 1998.

     Registrant's backlog of homes under contract of sale as of June 30 was 36 in 1999 as compared to 29 in 1998. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,218,000 in the first six months of 1999, a decrease of 2.87% over $1,254,000 for the same period in 1998. Income for the second quarter of 1999 was $607,000, a decrease of 4.11% over $633,000 for the like period in 1998. Expenses for the first six months of 1999 was $719,000 as compared to $717,000 in 1998. Expenses for the second quarter of 1998 was $361,000 as compared to $373,000 for the like period in 1998.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $5,702,000 in the first six months of 1999 as compared to $5,697,000 for the same period in 1998 or an increase of 0.09%. Income for the second quarter of 1999 increased by 1.12% over the same period in 1998. Expenses for the first six months of 1999 were $2,191,000 as compared to $2,088,000 in 1998, an increase of 4.94%. Expenses for the second quarter of 1999 decreased by 0.47% over the same period in 1998.

     Hotel Income and Hotel Expense:  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the six months ended June 30, as follows:

                                Colonnade            Holiday Inn Express
                         ----------------------    ----------------------
                            1999         1998        1999         1998
                         ---------    ---------    ---------    ---------
     Income              2,508,000    2,492,000    1,285,000    1,098,000
     Expense             1,507,000    1,642,000      965,000      942,000
                         ---------    ---------    ---------    ---------
     Net Before Taxes    1,001,000      850,000      320,000      156,000

     The 1999 Colonnade operations reflect a lower occupancy of 72.30% for the six months ended June 30, 1999 as compared to 75.60% occupancy in the same period of 1998. The average daily room rate increased by 6.70% in 1999 over the same period of

1998. The Colonnade net income increased by $151,000 over the 1998 period due to an increase in gross revenue of $16,000 and a decrease in expenses of $135,000.

     The 1999 Holiday Inn Express results reflect an increase of $187,000 in revenues due to a 10% increase in occupancy for the six months ended June 30, 1999 as compared to the same period in 1998. The average daily room rate increased by 6.19% in 1999 over the same period of 1998.

     Interest  Affiliates:  The increase in 1999 reflects the interest received
     ---------------------
by Registrant on one of its partnership's commercial properties.

     Income from Equity Investments:  The 1999 reduction in Income from Equity
     -------------------------------
Investments as compared to 1998 income is the result of the sale of transportation equipment in 1998. The equipment was owned by two partnerships in which Registrant holds an interest. There was no similar transaction in 1999.

     Interest Expense:  The 1999 reduction is the result of the elimination of
     -----------------
interest expense with respect to Registrant's purchase of the mortgage on one of its partnership's properties.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the six month period ended June 30, 1999, cash flow from operating, investing and financing activities resulted in an increase of $1,080,000 in cash and cash equivalents. Registrant generated cash flow of $4,191,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $48,000 and the purchase of Treasury Stock in the amount of $491,000.

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

Disclaimer
----------

     Except for historical matters, the matters discussed in this Form 10-Q are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in operations, 2) market conditions for the Company's products, 3) the Company's ability to lease and re-lease its properties, 4) development risks, 5) competition, and 6) changes in the economic climate.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                              S I G N A T U R E S


               Pursuant to the requirements of the Securities &
               Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BRESLER & REINER, INC.
                                         (Registrant)



Date: August 12, 1999               /S/  Burton J. Reiner
     -----------------              --------------------------------------------
                                                   Burton J. Reiner, President


Date: August 12, 1999               /S/  William Oshinsky
     -----------------              --------------------------------------------
                                                 William Oshinsky, Treasurer
                                                   (Principal Financial Officer)