Form 10-Q
period 1999-09-30
BRESLER & REINER INC
filed 1999-11-10
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 1999 Commission File No. 06201

                        BRESLER & REINER, INC.
--------------------------------------------------------------------------------
               (Exact name of Registrant as Specified in its Charter)

  DELAWARE                                                   52-0903424
-------------------------------------              -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                           20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                        (Zip Code)

Registrant's telephone number including area code:           (202) 488-8800
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.




Yes:   X                   No:
     -----                     -----

Number of Shares of Common Stock
Outstanding November 10, 1999:  2,762,528

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                    ASSETS
                                    ------

                                              Sept. 30, 1999   Dec. 31, 1998
                                              --------------   -------------
                                               (Unaudited)
Rental Property and Equipment, Net            $   34,063,000   $  34,871,000
Construction in Process                            6,020,000       7,142,000
Homes Held for Sale                                  657,000         590,000
Land Held for Sale                                 4,252,000       4,245,000
Investments                                       32,670,000      19,626,000
Receivables:
     Mortgages and Notes, Affiliates               3,692,000       4,090,000
     Mortgages and Notes, Other                      735,000         800,000
     Other                                         2,841,000       3,161,000
Investment In and Advances To
  Joint Ventures and Partnerships                  2,235,000       2,864,000
Cash and Cash Equivalents                          7,873,000       5,338,000
Cash Deposits Held in Escrow                       5,438,000       9,626,000
Income Taxes Receivable                              249,000          12,000
Due From Affiliates                                  789,000               0
Deferred Charges and Other Assets                  5,358,000       5,521,000
                                              --------------   -------------
                                              $  106,872,000   $  97,886,000
                                              ==============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     -------------------------------------


Liabilities:
     Mortgage Loans Payable                   $    5,079,000   $   5,151,000
     Accounts Payable                              1,127,000         987,000
     Accrued Expenses                              1,219,000         871,000
     Due To  Affiliates                                    0         558,000
     Deposits                                        241,000         220,000
     Deferred Income                                  22,000         544,000
     Current Income Taxes Payable                    801,000               0
     Deferred Income Taxes Payable                 6,011,000       6,011,000
                                              --------------   -------------
        Total Liabilities                         14,500,000      14,342,000

Minority Interest                                  1,063,000       1,063,000

Shareholders' Equity                              91,309,000      82,481,000
                                              --------------   -------------

                                              $  106,872,000   $  97,886,000
                                              ==============   =============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                 1999                1998
                                           ---------------    ----------------
Revenues:
     Sales of Homes                        $     4,011,000    $      3,544,000
     Other Construction, Net                       671,000             878,000
     Rentals - Apartments                        1,850,000           1,881,000
     Rentals - Commercial                        8,774,000           8,532,000
     Hotel Income                                5,670,000           5,582,000
     Management Fees, Affiliates                   697,000             660,000
     Leasing Fee, Affiliates                       561,000             561,000
     Interest:
       Affiliates                                  941,000           1,036,000
       Other                                     1,437,000           1,171,000
     Gain on Sale of Realty Interests              446,000             457,000
     Equipment Leasing and Vending                  25,000             200,000
     Gain on Sale of Equity Investments          2,756,000                   0
     Income from Equity Investments                728,000           1,244,000
     Other                                          45,000              26,000
                                           ---------------    ----------------
                                                28,612,000          25,772,000
                                           ---------------    ----------------

Costs And Expenses:
     Cost of Home Sales                          3,817,000           3,468,000
     Rentals - Apartments                        1,131,000           1,113,000
     Rentals - Commercial                        3,325,000           3,210,000
     Hotel Expenses                              3,785,000           3,989,000
     Land Carrying Cost                             77,000              78,000
     General and Administrative                  1,233,000           1,366,000
     Interest Expense                              327,000             901,000
     Equipment Leasing and Vending                  21,000              30,000
     Reserve for Advances to Partnerships            6,000             252,000
                                           ---------------    ----------------
                                                13,722,000          14,407,000
                                           ---------------    ----------------

Net Income Before Income Taxes and
  Minority Interest                             14,890,000          11,365,000

Income Taxes                                     5,571,000           4,620,000

Minority Interest                                        0             (66,000)
                                           ---------------    ----------------

Net Income                                 $     9,319,000    $      6,811,000
                                           ===============    ================

Earnings per Common Share                  $          3.36    $           2.45
                                           ===============    ================

Weighted Average Number of Common
        Shares Outstanding                       2,770,242           2,780,528
                                           ===============    ================


                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                 1999                   1998
                                         -------------------     -------------------
Revenues:
     Sales of Homes                      $         1,789,000     $         1,522,000
     Other Construction, Net                         207,000                 296,000
     Rentals - Apartments                            632,000                 627,000
     Rentals - Commercial                          3,072,000               2,835,000
     Hotel Income                                  1,877,000               1,992,000
     Management Fees, Affiliates                     243,000                 220,000
     Leasing Fee, Affiliates                         187,000                 187,000
     Interest:
       Affiliates                                    282,000                 532,000
       Other                                         607,000                 397,000
     Gain on Sale of Realty Interests                154,000                 198,000
     Equipment Leasing and Vending                    10,000                  67,000
     Gain on Sale of Equity Investments            2,756,000                       0
     Income from Equity Investments                  267,000                 644,000
     Other                                            13,000                   9,000
                                         -------------------     -------------------
                                                  12,096,000               9,526,000
                                         -------------------     -------------------

Costs And Expenses:
     Cost of Home Sales                            1,774,000               1,523,000
     Rentals - Apartments                            412,000                 396,000
     Rentals - Commercial                          1,134,000               1,122,000
     Hotel Expenses                                1,313,000               1,405,000
     Land Carrying Cost                               25,000                  26,000
     General and Administrative                      354,000                 442,000
     Interest Expense                                109,000                 335,000
     Equipment Leasing and Vending                     6,000                   9,000
     Reserve for Advances to Partnerships                  0                  28,000
                                         -------------------     -------------------
                                                   5,127,000               5,286,000
                                         -------------------     -------------------

Net Income Before Income Taxes and
  Minority Interest                                6,969,000               4,240,000

Income Taxes                                       2,466,000               1,862,000

Minority Interest                                          0                 (27,000)
                                         -------------------     -------------------

Net Income                               $         4,503,000     $         2,405,000
                                         ===================     ===================

Earnings per Common Share                $              1.63     $              0.86
                                         ===================     ===================

Weighted Average Number of Common
        Shares Outstanding                         2,762,528               2,780,528
                                         ===================     ===================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                               1999                      1998
                                                                       --------------------       -------------------

Cash Flows from Operating Activities:
  Net Income                                                           $          9,319,000       $         6,811,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                               1,678,000                 1,750,000
      Gain on Sale of Realty Interest                                              (446,000)                 (457,000)
      Gain on Sale of Equity Investments                                         (2,756,000)                  0
      (Income) Loss from Equity Investments                                        (728,000)               (1,244,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                                               1,122,000                 1,323,000
            Homes Held for Sale                                                     (67,000)                 (161,000)
            Mortgages and Notes Receivable                                          909,000                 1,109,000
            Income Taxes Receivable                                                (237,000)                1,156,000
            Cash Deposits Held in Escrow                                          4,188,000                 1,969,000
            Other Assets                                                            397,000                  (809,000)
            Increase (Decrease) In Other Liabilities                               (559,000)                  623,000
                                                                       --------------------       --------------------
                 Total Adjustments                                                3,501,000                 5,259,000
                                                                       --------------------       --------------------
Net Cash Provided by Operating Activities                                        12,820,000                12,070,000
                                                                       --------------------       --------------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                                4,113,000                 1,913,000
      Investment in US Treasury Instruments                                     (13,044,000)               (5,581,000)
      Other                                                                        (791,000)                 (684,000)
                                                                       --------------------       --------------------
Net Cash (Used In) Provided by  Investing Activities                             (9,722,000)               (4,352,000)
                                                                       --------------------       --------------------


Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                                           (72,000)               (8,492,000)
      Purchase of Treasury Stock                                                   (491,000)                  0
                                                                       --------------------       --------------------
Net Cash Used in Financing Activities                                              (563,000)               (8,492,000)
                                                                       --------------------       --------------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                2,535,000                  (774,000)

Cash and Cash Equivalents, Beginning of Year                                      5,338,000                 5,762,000
                                                                       --------------------       --------------------

Cash and Cash Equivalents, at End of Period                            $          7,873,000       $         4,988,000
                                                                       ====================       ====================

Page Two
Consolidated Statements of Cash Flows

                                                                          1999                          1998
                                                                ------------------------       ---------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                        $            352,000           $         910,000
    Income Taxes (Current and Estimated)                                   5,007,000                   2,500,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                          117,000                     138,000
    Escrowed Cash Deposits Refunded                                           96,000                     133,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999


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

Commitments and Contingencies:

     At September 30, 1999, the Company had approximately $1,058,000 of outstanding letters of credit for land improvements in housing projects that are under development.

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

                                                         For the Nine Months Ended
                                                     ---------------------------------
                                                          9/30/99          9/30/98
                                                     ----------------  ---------------
Revenues:
   Home sales                                              $4,011,000       $3,544,000
   Commercial rental                                        9,647,000        9,406,000
   Residential rental                                       1,850,000        1,881,000
   Hotel operations                                         5,670,000        5,582,000
   Other                                                   10,475,000        8,191,000
   Consolidation entries                                   (3,041,000)      (2,832,000)
                                                     ----------------  ---------------
                     Total                                 28,612,000       25,772,000
                                                     ----------------  ---------------

Gross operating income:
   Home sales                                                 194,000           76,000
   Commercial rental                                        5,045,000        4,801,000
   Residential rental                                         608,000          655,000
   Hotel operations                                         1,885,000        1,593,000
   Other                                                    9,078,000        5,625,000
   SG&A                                                    (1,233,000)      (1,366,000)
   Income taxes and minority interest                      (5,571,000)      (4,554,000)
   Consolidation entries                                     (687,000)         (19,000)
                                                     ----------------  ---------------
                     Total                                  9,319,000        6,811,000
                                                     ----------------  ---------------

Assets:
   Home sales                                               7,572,000        9,214,000
   Commercial rental                                       40,178,000       49,837,000
   Residential rental                                       1,821,000        2,399,000
   Hotel management                                        10,502,000       10,866,000
   Other                                                   54,582,000       31,827,000
   Income taxes receivable                                    249,000                0
   Consolidation entries                                   (8,032,000)      (6,569,000)
                                                     ----------------  ---------------
                     Total                               $106,872,000      $97,574,000
                                                      ===============   ==============

                                                        For the Three Months Ended
                                                     ---------------------------------
                                                          9/30/99          9/30/98
                                                     ----------------  ---------------
Revenues:
   Home sales                                              $1,789,000       $1,522,000
   Commercial rental                                        3,368,000        3,112,000
   Residential rental                                         632,000          627,000
   Hotel operations                                         1,877,000        1,992,000
   Other                                                    5,907,000        2,761,000
   Consolidation entries                                   (1,477,000)        (488,000)
                                                     ----------------  ---------------
                     Total                                 12,096,000        9,526,000
                                                     ----------------  ---------------

Gross operating income:
   Home sales                                                  15,000           (1,000)
   Commercial rental                                        1,795,000        1,576,000
   Residential rental                                         182,000          193,000
   Hotel operations                                           564,000          587,000
   Other                                                    5,799,000        2,112,000
   SG&A                                                      (354,000)        (442,000)
   Income taxes and minority interest                      (2,466,000)      (1,835,000)
   Consolidation entries                                   (1,032,000)         215,000
                                                     ----------------  ---------------
                     Total                                  4,503,000        2,405,000
                                                     ----------------  ---------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

   Sales of Homes and Lots:  27 homes were settled in the first nine months of
  -------------------------
1999 as compared to 26 homes in the same period of 1998. Net income from Home Sales was $194,000 in the first nine months of 1999 as compared to $76,000 for the same period of 1998. In the third quarter of 1999, 12 homes were settled versus 11 homes in the same period of 1998. Net income from Home Sales was $15,000 in the third quarter of 1999 as compared to a $1,000 loss for the same period of 1998.

   Registrant's backlog of homes under contract of sale as of September 30 was 36 in 1999 as compared to 27 in 1998. Registrant generally receives a deposit of $500 to $2,000, which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,850,00 in the first nine months of 1999, a decrease of 1.69% as compared to $1,881,000 for the same period in 1998. Income for the third quarter of 1999 was $632,000, an increase of 0.80% as compared to $627,000 for the same period in 1998. Expenses for the first nine months of 1999 were $1,131,000 as compared to $1,113,000 for the same period in 1998. Expenses for the third quarter of 1999 were $412,000 as compared to $396,000 for the same period in 1998, an increase of 4.04%.

      Rentals - Commercial: Income and Expenses. Rental income from commercial
      ------------------------------------------
operations was $8,774,000 in the first nine months of 1999 as compared to $8,532,000 for the same period in 1998 or an increase of 2.84%. Income for the third quarter of 1999 increased by 8.36% as compared to the same period in 1998. Expenses for the first nine months of 1999 were $3,325,000 as compared to $3,210,000 in 1998, an increase of 3.95%. Expenses for the third quarter of 1999 were $1,134,000 as compared to $1,122,000 for the same period of 1998, an increase of 1.07%.

      Hotel Income and Hotel Expense:  Hotel Income and Hotel Expense reflect
      ------------     --------------
the operating results for the Company's two hotel properties for the nine months ended September 30, as follows:


                     Colonnade                 Holiday Inn Express
                     ---------                 -------------------
                   1999       1998            1999            1998
                   ----       ----            ----            ----
Income           3,787,000  3,880,000         1,883,000    1,702,000
Expense          2,310,000  2,561,000         1,475,000    1,428,000
                 ---------  ---------         ---------    ---------
Net Income
 Before Taxes    1,477,000  1,319,000           408,000      274,000

   The 1999 Colonnade operating results reflect a lower occupancy of 72.80% for the nine months ended September 30, 1999 as compared to 77.10% occupancy in the same period of 1998. The average daily room rate in the first nine months of 1999 increased by 4.37% as compared to the same period in 1998. The Colonnade net income increased by $158,000 as compared to the same period in 1998. While the nine month gross income decreased by $93,000, expenses decreased by $251,000 as compared to the same period in 1998.

   The 1999 Holiday Inn Express results reflect an increase of $181,000 in revenues due to a 3.56% increase in occupancy for the nine months ended September 30, 1999 as compared to the same period in 1998. The average daily room rate increased by 5.29% in the first nine months of 1999 as compared to the same period of 1998.

      Interest - Affiliates:  The increase in 1999 reflects the interest
      ----------------------
received by Registrant from one of its partnership's commercial properties.

      Gain on Sale of Equity Investments.  The 1999 results reflect the profit
      -----------------------------------
from the sale of the apartment properties in Florida owned by two partnerships, in which the Registrant holds substantial limited partnership interests. See Form 8-K filed on August 25, 1999.

      Income from Equity Investments.  The 1998 results reflect the profit from
      -------------------------------
the sale of transportation equipment owned by an affiliated partnership, in which Registrant holds a 50% interest. There was no similar transaction in 1999.

      Interest Expense:  The 1999 reduction is the result of the elimination of
      -----------------
interest expense with respect to Registrant's purchase of the mortgages secured by two properties owned by two partnerships, in which the Registrant holds substantial partnership interests.

Assets and Liabilities
----------------------

      Investments.  The increase is the result of investment of cash in short
      ------------
term Treasury instruments.  Funds were provided from Equity Investments as
discussed above.  See "Gain on Sale of   Equity Investments".

      Deferred Income.  The decrease reflects the recognition of the discount on
      ----------------
the purchase of the mortgage loan on one of Registrant's partnership's commercial properties.

Liquidity and Capital Resources
-------------------------------

   Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

   During the nine month period ended September 30, 1999, cash flow from operating, investing and financing activities resulted in an increase of $2,535,000 in cash and cash equivalents. Registrant generated cash flow of $12,820,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's investments in low income housing partnerships and the purchase of US Treasury instruments. Cash flow from operating activities was also used for the repayment of mortgages and notes payable in the amount of $72,000 and the purchase of Treasury Stock in the amount of $491,000.

   Registrant anticipates that it will require substantial cash for capital improvements, tenant fit up, leasing fees and allowances as the result of the expiration in the year 2002 of the GSA lease in the Waterside Mall property.


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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement

        (b)  Reports on Form 8-K

   One report on Form 8-K has been filed during the quarter ended September 30, 1999.

                              S I G N A T U R E S


           Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BRESLER & REINER, INC.
                                       (Registrant)



Date: November 10, 1999            /S/ Burton J. Reiner
     ------------------          ---------------------------------------
                                           Burton J. Reiner, President


Date: November 10, 1999           /S/ William L. Oshinsky
     ------------------          ---------------------------------------
                                       William L. Oshinsky, Treasurer
                                       (Principal Financial Officer)