Form 10-K
period 1999-12-31
BRESLER & REINER INC
filed 2000-03-29
CIK 14073

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20001

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 1999
                          ----------------------------------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number   0-6201
                         ------

                            BRESLER & REINER, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                              52-0903424
--------------------------------               -------------------------------
(State or other Jurisdiction of              (I.R.S. Employer Identification number)
incorporation or organization)

      401 M Street, S.W.
      Waterside Mall
      Washington, D.C.                                      20024
---------------------------------                 ----------------------------
(Address of principal executive Office)                   (Zip Code)
Registrant's telephone number including area code:  (202)  488-8800
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 15, 2000 was 2,745,228 shares, and the aggregate market value of the shares held by non-affiliates (based upon 27.50 per share, the average of the closing bid and asked prices reported by The National Quotation Bureau) was approximately $22,991,513.

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

    The Exhibit Index is found on page 50.


                                    PART I

Item 1.     Business
            --------

            Registrant has two principal activities, Residential Land Development and Construction and Rental Property Ownership and Management, primarily in the Washington, DC Metropolitan Area.

Residential Land Development and Construction
---------------------------------------------

    Registrant owns two partially developed residential tracts of land within the greater Washington, D.C. area. On one of these tracts it develops residential lots for sale and constructs townhouses as part of a residential subdivision on the other tract Registrant develops residential lots for sale. Registrant may decide to sell certain of its land if it determines that it is in the best interest of Registrant to do so.

     Registrant designs and constructs its homes in accordance with its periodic evaluation of the prevailing market for new homes. Its current plan is to continue to build town homes that appeal to the entry level purchaser. Registrant generally avoids custom features and offers a limited number of home models.

     A.  Registrant's Homebuilding Projects
         ----------------------------------

     1.  Skyline Hill's, Prince George's County, Maryland.  This project
         ------------------------------------------------
consisted of 179 single-family homes and 43 townhomes and has been completed. The last 9 single-family homes and 5 townhomes were settled in 1999.

     2.   St. Mary's County, Maryland.  This project consists of 64 subdivided
          ---------------------------
residential lots, all of which have been sold, and 31 farmsteads, of 15 to 30 acres each. As of March 12, 2000, 9 farmsteads totaling 210 acres remain to be sold.

     3.  Yorkshire Knolls, Prince George's County, Maryland. This project
         --------------------------------------------------
consists of 252 townhomes on a 31.5 acre tract. Clearing and grading for the entire project is complete. 29 homes were sold and settled during 1999. As of March 12, 2000, a total of 130 homes were settled and 27 homes are under contract of sale. When these 27 homes are settled, 95 townhomes will remain to be developed and sold.

                           _________________________

     In the sale of homes Registrant utilizes furnished models. Sales are made by independent real estate brokers to whom a commission is paid. When Registrant enters into an agreement of sale for a home, it generally receives a deposit of $500 to $2,000 as is customary in its area of business. These deposits may be refundable under certain circumstances, including Registrant's inability to complete construction within specified time periods, or the purchaser's inability to secure financing. Registrant generally receives the balance of the purchase price in cash upon the closing of the sale, but has in the past occasionally taken a note secured by a junior mortgage for a portion of the purchase price.

       Although it is the responsibility of the home purchaser to obtain financing for his purchase, Registrant seeks to obtain mortgage commitments from lending institutions for its customers (subject to verification of individual customer credit status) for purchases of homes in its developments. Registrant may also be required to pay the lender a discount or points at the closing of each loan.

      Because of its seasonal nature, home sales generally decline in the first quarter of Registrant's fiscal year.

     B.  Joint Ventures with Sequoia Building Corporation of Virginia
         ------------------------------------------------------------
("Sequoia") at Manassas, Virginia.  In 1984, Registrant and Sequoia organized a
---------------------------------
limited partnership known as Paradise Developers ("Paradise") to develop a 418 acre tract of land in Manassas, Virginia (the "Tract"). Registrant's subsidiary is the sole general partner and managing general partner, owning a 50% partnership interest. Sequoia is a limited partner owning a 50% partnership interest. All of the residential land and 51 acres of the commercial land was sold prior to 1993. Paradise developed 18 acres of land into three commercial projects; the 7800 Building, a bank building and Paradise Sudley North Office Park. 31 acres of commercial land remain to be sold or developed.

     Registrant originally owned the Tract and Paradise purchased the Tract in two stages from Registrant in December, 1985 and September, 1986. The consideration for this purchase was a subordinated non-recourse mortgage and note ("purchase money mortgage") in the original principal amount of $11,525,616. As of December 31, 1999, the balance due Registrant on the purchase money mortgage was $1,898,808. In addition, Registrant is due $2,263,973 in unpaid interest, which will be recognized as income when received.

     1.  7800 Building.  Registrant owns a 15,460 square foot office building
         -------------
known as the 7800 Building on 1.52 acres of the Tract. The building is 100% leased.

     2.  Bank Building.  Registrant owns a 3,478 square feet building on two
         -------------
thirds of an acre in the tract. This building is leased to a bank. The lease terminates in December, 2001, subject to the tenant's option to renew for up to four successive five-year terms.

     3.  Paradise Sudley North Office Buildings. Registrant's subsidiary is the
         --------------------------------------
sole general partner of Paradise Sudley North Limited Partnership ("Sudley"), owner of a 16.35 acre parcel of the Tract. Registrant owns 98.75% of this partnership. A former employee of Sequoia owns the remaining 1.25% interest.

     Sudley has developed on this site four office buildings, which contain approximately 184,888 square feet of space. Buildings A, B and C are owned by Sudley. Building D is owned by Paradise Sudley North Building D Partnership, a joint venture in which Sudley is a 50% partner and a Limited Liability Company controlled by the Chief Executive Officer of Registrant is the owner of the remaining 50%.

         Building A, 22,728 square feet, is 100% leased.

         Building B, 62,420 square feet, is 65% leased.

         Building C, 30,366 square feet, is 100% leased.

         Building D, 69,374 square feet, is 100% leased to the Prince William County, Virginia government ("PWC"). The original lease expired December 31, 1998. Prior to the lease expiration, the Registrant negotiated a new ten (10) year lease to expire December 31, 2009. PWC, at its option, may extend the term for an additional five (5) years. In consideration of the new lease and in lieu of the owner having to refit the building, PWC was given a $400,000 rent credit during 1998.

Since the formation of the Paradise Sudley North Building D Partnership, Sudley has been a 50% partner. During 1998, the two non-affiliated limited partners elected to dispose of their partnership interests. The Registrant decided not to purchase these partnership interests. The 50% non-affiliates' interests were purchased by the Bresler Family Investors Limited Liability Company ("LLC"). Charles S. Bresler, the Company's Chief Executive Officer, is the manager of this LLC.

       C. Rental Property Ownership and Management
         -----------------------------------------

       Registrant owns and manages apartment buildings, for itself and others. In the Southwest Washington, DC urban renewal area, as described below, Registrant holds a 49% interest in an office building, and owns and manages a portion of an enclosed shopping-office center. It is our policy to manage and lease these rental properties with our own personnel. Registrant also is a limited partner in certain properties described below, which are operated by others.

       Apartments.  Registrant owns and operates two apartment complexes, one in
       ----------
Greenbelt, MD and one in Southwest Washington, DC with a total of 294 units. Registrant constructed these apartment buildings. As of December 31, 1999, approximately 98% of Registrant's apartment units were rented.

       Apartment leases generally provide for a fixed monthly rental over a one-year term and the tenant normally gives a security deposit. Registrant estimates that the average length of occupancy of an apartment by its tenants is approximately 5 years. All of Registrant's properties are in good condition, and in the opinion of Registrant, are adequately covered by fire and other casualty insurance.

     Southwest Washington, D.C. Urban Renewal Area.  Since 1964, Registrant has
     ---------------------------------------------
been the redeveloper of a portion of the Southwest Washington, D.C. Urban Renewal Area (the "Area"), located immediately south of the "Federal Mall" which extends from the United States Capitol Building to the Washington Monument. Registrant has performed each of its principal business activities, as well as building construction for others, in this Area.

     High Rise Office Buildings.  Located in the Area are two matching 14 story
     --------------------------
office buildings, which are leased and managed by Registrant. One building, with approximately 153,000 square feet, is owned by Trilon Plaza Company ("Trilon") an affiliate; the other building, with approximately, 173,000 square feet, is owned by Town Center East Investors ("TCELP"), a limited partnership in which Registrant owns a 49% interest and is the general partner.

     Trilon is a limited partnership, in which a substantial majority interest is owned by Messrs. Bresler and Reiner, whose wholly owned corporation is the general partner (other officers of Registrant hold minor interests) and the balance is owned by non-affiliates. Trilon's principal assets are its leasehold interests in the Area and the projects developed thereon.

     GSA Lease.  The United States General Services Administration ("GSA")
     ---------
leases all of the space in the two high rise buildings, as well as the second and third floors of the adjacent shopping-office center and a portion of another smaller structure ("Mall Complex") at an annual rental of approximately $22.9 million for approximately 955,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). The GSA Lease covers 89.4% of the total commercial and office space in the project. Approximately 327,550 square feet of the portion of the shopping center owned by Registrant (97.1% of Registrant's portion of the project) is included in the GSA Lease at an annual rental of approximately $7.5 million. 72,000 square feet are owned by S.E.W. Investors, another affiliate. 173,000 square feet are owned by

TCELP, in which Registrant has a 49% interest. Registrant acts as managing and leasing agent for Trilon, TCELP and S.E.W. Investors for their portions of the leased space. All four owners, including Registrant, are jointly and severally liable as landlord to GSA under the Lease. See "Management of Rental Properties".

       The GSA Lease expires in September, 2002.

       The Environmental Protection Agency ("EPA"), the principal occupant under the GSA Lease, is in the process of relocating to new facilities and expects to vacate portions of the Mall Complex prior to the lease expiration. The GSA has placed other tenants in portions of the EPA space as it has been vacated.

       In January, 1997 and February, 1998, the GSA leased an additional 5,000 square feet and 45,000 square feet, respectively, for use by the EPA. This office space was previously leased to unrelated government contractors. These leases also will expire in September, 2002.

       Registrant received $749,000 in leasing fees and $547,000 in management fees in 1999 as the result of the GSA Lease.

       The commercial tenants in the Mall Complex also rely heavily on the GSA Lease occupants. If GSA does not place other tenants in the space being vacated by EPA, the commercial tenants may vacate and cause Registrant to lose substantial revenue.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Rental Income- Commercial" for more information.

     Shopping-Office Center.  An enclosed Shopping-Office Center is located in
     ----------------------
the Mall Complex between the two high rise buildings containing approximately 750,000 square feet of space of which approximately 630,000 square feet is included in GSA Lease and the balance of which is commercial space and a small amount of office space. Registrant's portion of this Shopping-Office Center contains approximately 231,000 square feet of space. The center includes approximately 1,100 parking spaces located in an underground parking garage and adjacent parking areas, most of which is included in the GSA Lease.

     Registrant acts as managing and leasing agent for Trilon and for S.E.W. Investors, a limited partnership ("S.E.W. Investors") (see "Southeast Section" below) for their portions of the Shopping-Office Center, part of which is leased to the GSA as described above and the balance is leased to other commercial tenants. See "Management of Rental Properties".

     The ground under the Registrant's portion of the Shopping-Office Center, is leased from the District of Columbia Redevelopment Land Agency ("RLA") for a term expiring in 2058. Under the lease, Registrant is responsible for all expenses related to the land, including real estate taxes and utilities.

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

    Low Income Housing.  Registrant has interests in the following limited
    ------------------
partnerships which are operating low-income housing units:

    1.  Multi-State Projects.  On November 15, 1988, Registrant purchased 99%
        --------------------
limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 2000, the projects were 97% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests was $5,270,048 in the aggregate, which has been fully paid as of March 15, 2000.

    2.  Windsor, Connecticut Project.  On April 27, 1989, Registrant purchased a
        ----------------------------
97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former schoolhouse into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and was eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits are available, is approximately $1,130,000, of which $664,000 was paid as of December 31, 1998. The purchase price is to be adjusted based on the tax benefits generated annually. The loan has been in default. The general partner deeded the property to the lender in 1999. As a result, the Registrant had a tax credit recapture of approximately $147,000 which was offset by its other tax credits, and also recognized ordinary taxable income of $1,940,000 which has been recorded as a tax liability in prior years.

    3.  Orlando, Florida Project.  On July 17, 1989, Registrant purchased a 90%
        ------------------------
limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development Corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. In August, 1999 this partnership sold the apartment property. As a result of this sale Registrant recognized ordinary taxable income of $5,627,000 and a tax credit recapture of approximately $264,000 which was offset by its other tax credits. (See Management Discussion and Analysis).

    4.  St. Mary's County, Maryland Project.  On November 22, 1989, Registrant
        -----------------------------------
purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years after occupancy. The purchase price for the partnership interest was $3,200,000. 98% of the apartments were occupied as of December 31, 1999.

    Competition.  In each of the areas where Registrant's rental properties are
    -----------
located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its apartment properties in the District of Columbia are subject to rent control regulation.

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

Property Managed                 Compensation(1)         Expiration
----------------                 ---------------         ----------

414 apartment units (4)                 5%          December,  2000  (2) (3)
20 townhouses (5)                       5%          December,  2000  (2) (3)
390,000 square feet of office
    space(5)                            3% (9)      December,  2003  (2) (3)
185,000 square feet of office
    space(6)                            3% (9)      December,  2003  (2) (3)
256 apartment units (7)                 5%          September, 2004  (2) (3)
105,000 square feet of
    shopping-office
    center (8)                          3% (9)      December,  2003  (2) (3)

 (1)  As a percentage of gross rent collected.

 (2) These contracts renew automatically for additional five-year terms unless either party gives notice of termination at the end of the term stated above.

 (3) These contracts may be terminated by the owners on 60 days prior written notice, subject to payment of the present value of the leasing fees (see note 8 below) for the remainder of the contract term.

 (4) This property is located in the Southwest Washington, D.C. Urban Renewal Area and is managed for Waterside Towers, L.L.C., an affiliate of the Registrant.

 (5) These properties are located in the Southwest Washington, D.C. Urban Renewal Area and are managed for Trilon Plaza Company, an affiliate of the Registrant.

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

       Holiday Inn Express.  Registrant owns and operates a 151 room Holiday Inn
       -------------------
Express motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

       In March, 1997 Registrant commenced conversion of the facility from a Holiday Inn to a Holiday Inn Express. Renovation was completed in December, 1997. Average occupancy in 1999 was 62%, compared to 59% in 1998. 1997 occupancy was severely impacted during the renovation period. The average daily room revenue in 1999 was $68.40 as compared to $64.20 in 1998.

       Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The Holiday Inn Express license agreement will expire in March, 2007.

       There are other motels in the immediate vicinity of Registrant's Holiday Inn property. The motel business in the Washington, D.C. area is highly competitive.

       The Colonnade, Baltimore, Maryland.  The Colonnade is a multi-purpose
       ----------------------------------
condominium apartment, hotel, office and retail building across from the Johns Hopkins University campus in Baltimore, Maryland. Registrant's portion of the building consists of 125 hotel rooms operated by Registrant as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. Hotel occupancy averaged 71% in 1999 compared to 75% in 1998. The average daily room rate in 1999 was $122.82 as compared to $117.62 in 1998.

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

       The partnership has constructed 160 residential apartment units on approximately 14 acres of land in Orlando, Orange County, Florida. This land is contiguous to Registrant's low-income housing and market rate housing project in Orlando, Florida previously discussed under "Low Income Housing - Orlando, Florida Project". In August 1999 this partnership sold the apartment property and recognized ordinary taxable income of $3,006,000. (See Management Discussion and Analysis).

       Convenience Stores. In June, 1986, Registrant acquired 16 parcels of real
       ------------------
estate, on which Circle K Corporation operated convenience stores. These properties are located in the southern and southeastern United States. The aggregate purchase price was $3,390,000. At the time of the purchase all of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation. On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of twelve of the sixteen leases owned by Registrant. Circle K has exercised its option to renew these four leases through February, 2005. As of March 15, 2000, five of these stores were sold, seven of these stores are leased to unrelated parties, with one under contract of sale. The remaining four stores have not yet been sold or leased.

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

        Registrant has leased the nursing home to an unaffiliated operator for a term of 10 years, commencing June 1, 1994. The monthly rent was $48,295 for the first five years. The monthly rent has increased to $53,245, effective June 1, 1999. Tenant has several renewal options for up to 20 additional years. The lessee pays taxes and other operating expenses, and is responsible for all structural and nonstructural repairs and replacements. The lessee has a right of first refusal in the event Registrant seeks to sell the property. The lessee may assign the lease to another experienced nursing home operator, subject to certain conditions.

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

        D. Equipment Leasing and Vending
           -----------------------------

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

        Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 1999 of about $1,837,000.

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

Employment
----------

        On March 15, 2000, Registrant and its subsidiaries employed approximately 120 persons.

                         _________________________________

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

        Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Registrant) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to plans for home building activities, land acquisition and related activities, the renovation and releting of the commercial space now being leased to the GSA, as well as capital spending, financing sources and the effects of regulation and competition. From time to time, forward-looking statements are also included in the Registrant's other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

        Any or all of the forward-looking statements included in this report and in any other reports or public statements of the Registrant may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements of the Registrant, such as government regulation and the competitive environment, will be important in determining the Registrant's future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

        We operate in a very competitive environment, which is characterized by competition from a number of other home builders, commercial property owners and managers and other hotel and motel properties in each market in which we operate. Actions or changes in plans by competitors may negatively affect the Registrant.

        Our business can be affected by changes in general economic and market conditions as well as local economic and market conditions where our operations are conducted and where our properties are located.

        The plans for future development of our residential communities and the renovation and releting of our commercial properties in Southwest Washington, D.C. can be affected by a number of factors including, for example, time delays in obtaining necessary governmental permits and approvals.

        The sale of homes and lots in our residential communities may be affected by circumstances beyond our control, including weather interference, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems, unanticipated shortages, increases in the cost of materials and labor and the ability of our customers to finance the purchase of their homes or lots. Any of these circumstances could give rise to delays in the completion of or increase the cost of developing one or more of our residential communities.

        We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation. These changes or interpretations if made, could have a material negative effect on our operating results.

        Claims have been brought against us in various legal proceedings, which have not had, and are not expected to have material adverse effect on the business or the financial condition of the Registrant; however, additional legal and tax claims may arise from time to time, and it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of such matters.

Item 2.  Properties.
         ----------

         Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

Item 3.  Legal Proceedings.
         -----------------

         Registrant, S.E.W. Investors, Town Center Management Company (a subsidiary of Registrant), Bresler and Reiner Companies (a subsidiary of Registrant), and Trilon Plaza Company are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which occupies certain office space in the Waterside Mall Complex. Four spouses of such employees are also plaintiffs. See "Management of Rental Properties", "Southwest Washington, D.C. Urban Renewal Area", "High Rise Office Buildings", "Shopping-Office Center" and "Southeast Section" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Waterside Mall Complex and (ii) certain renovations and reconstruction to the Waterside Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms.

         The Complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs have filed an appeal. Briefs were filed and oral argument was held in October 1999. It is expected that a decision will be issued within the next 12 to 18 months. The balance of the 19 cases will not be tried until the appellate court decision is rendered. The cases of fourteen primary plaintiffs and three loss of consortium plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

      In prior years three "copy cat" suits were filed. Two have been dismissed with prejudice and the third suit is in discovery. Management believes this remaining suit the claim is without merit and intends to contest the case vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Not Applicable.

                         ______________________________

                       Executive Officers of Registrant
                  (included pursuant to instruction 3 to Item
                           401(b) of Regulation S-K)

                                        Present Positions
                                        and Offices with    Date Elected
Name                       Age          Registrant          to Office
----                       ---          -----------------   ---------

Charles S. Bresler         72           Chief Executive     June 2, 1970
                                        Officer, Chairman
                                        of the Board
                                        and Director

Burton J. Reiner           71           President and       June 2, 1970
                                        Director

William L. Oshinsky        57           Treasurer and       April 6, 1994
                                        Director            November 15, 1994

Edwin Horowitz             68           Secretary and       June 2, 1970
                                        Director

    In accordance with Article V of the By-Laws of Registrant, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

    There is no family relationship as defined in the instructions to this Item between any of the above officers, except Mr. Oshinsky is the brother-in-law of Mr. Reiner.

    Each officer has held the above positions as his principal occupation for more than the past five years.

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

Year Ended December 31, 1998
----------------------------

           Quarter                                       Price
           ---------------------------------------------------
           1st                   High                    25.00
                                 Low                     20.25
           ---------------------------------------------------
           2nd                   High                   28.625
                                 Low                     25.00
           ---------------------------------------------------
           3rd                   High                   28.875
                                 Low                     27.00
           ---------------------------------------------------
           4th                   High                    29.50
                                 Low                     28.00
           ---------------------------------------------------

Year Ended December 31, 1999
----------------------------

           Quarter                                       Price
           ---------------------------------------------------
           1st                   High                    28.50
                                 Low                     27.00
           ---------------------------------------------------
           2nd                   High                    27.75
                                 Low                     27.25
           ---------------------------------------------------
           3rd                   High                    27.75
                                 Low                     27.50
           ---------------------------------------------------
           4th                   High                    27.75
                                 Low                     26.00
           ---------------------------------------------------


         The above quotations, as reported by National Quotation Bureau, Inc., represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

         As of March 15, 2000, there were 113 record holders of Common Stock.



Item 6.  Selected Financial Data
         -----------------------

                                1999            1998           1997/*/       1996/*/        1995/*/
                                ----            ----           -------       -------        -------
Revenues                      $38,682,000    $35,052,000       $35,029,000    $35,143,000   $33,824,000

Net income
(loss)
before
extra-
ordinary
item and
income taxes                  $19,034,000    $15,106,000       $12,823,000    $10,805,000   $ 7,491,000

Net income                    $11,905,000    $ 9,228,000       $ 8,265,000    $ 7,273,000   $ 6,140,000
                              ===========    ===========       ===========    ===========   ===========

Earning
per common
share
before
extra-
ordinary
item                              $  4.30        $  3.32           $  2.96        $  2.60       $  1.57

Earnings
per common
share                             $  4.30        $  3.32           $  2.96        $  2.60       $  2.18
                                  =======        =======           =======        =======       =======
Total
Assets                       $105,252,000    $97,886,000       $97,522,000    $94,926,000  $100,419,000
                             ============    ===========       ===========    ===========  ============
Long Term
Obliga-
tions                        $  5,054,000    $ 5,151,000       $15,667,000    $22,238,000  $ 33,729,000
                             ============    ===========       ===========    ===========  ============
Cash divi-
dends per
common
share                             (1)            (1)               (1)             (1)           (1)
                              ===========    ===========       ==========     ==========   ===========

__________________________

 (1)  No dividends have been declared or paid.

 /*/  Restated to reflect reclassifications.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operation
--------------------

     During 1999, Registrant entered into certain transactions beneficial to the Company. These transactions are as follows:

Sales of Homes and Lots
-----------------------

        During 1999, Registrant sold 43 homes for $6,370,000 as compared with 41 homes in 1998 totaling $5,672,000 and 41 homes and two lots in 1997 totaling $5,757,000.

        As of March 12, 2000, Registrant owns 95 lots in Yorkshire Knolls townhome project which are not under contract of sale. At the present rate of sales this represents approximately a 2 to 3 year inventory. Management is considering the possibility of purchasing additional ground for residential construction, selling this business activity including the remaining lots, or phasing out the home building business once the present inventory of lots is sold.

Rental Income - Apartments and Commercial
-----------------------------------------

        Apartments.  Rental income from apartments in 1999 was $2,506,000, an
        ----------
insignificant increase from $2,503,000 in 1998. Total units in 1999 were 294, with an average occupancy of 94% and an average monthly income of $751, compared with a 95% occupancy rate and average monthly income of $747 for 1998 on total units of 294. Rental income from apartments in 1998 increased 5.0% from $2,389,000 in 1997. Total units in 1997 were 294, with an average occupancy of 93% and an average monthly rental of $729. Rental expenses in 1999 were $1,543,000, a 7.9% increase from $1,430, 000 in 1998. Rental expenses in 1998 decreased 4.9% compared to 1997 expenses of $1,503,000.00

        Commercial.  Rental income from commercial properties in 1999 was
        ----------
$12,133,000, a 6.6% increase from $11,379,000 in 1998. Total commercial square footage is 540,966. Average occupancy for 1999 was 99%, with an average annual rental of $20.37 per square foot. This compares with a 93% occupancy rate and average annual rental of $20.28 per square foot for 1998. The increase in commercial rental revenues in 1999 was primarily due to increased occupancy. Commercial rental income in 1998 decreased 4.2% from $11,885,000 in 1997 primarily due to the reduction of rent to the tenant in the Sudley North Office Building D. Average occupancy in 1997 was 93%, with an average annual rental of $20.62 per square foot. Commercial rental income for each year described above also included (i) rental income from Lakeview Manor nursing home of $596,442 in 1999 and $579,538 in 1998 and 1997, (ii) utility reimbursements from tenants and property tax refunds of $305,604 in 1999, $106,026 in 1998 and $233,779 in
1997, (iii) maintenance fees of $322,535 in 1999,  $282,881 in 1998 and $236,799 in 1997, and (iv) revenues from convenience store properties of $180,603 in 1999, $184,963 in 1998 and $188,636 in 1997.

     The GSA Lease and related construction revenue contributed 26% and 35% of Registrant's total revenues in 1999 and 1998, respectively. The GSA Lease expires September, 2002. Management believes that considerable renovations will be required in order to attract new tenants. Substantial sums will be required to make such renovations, provide tenant improvements, pay leasing fees and carry the space until re-rented. Although the Registrant has been husbanding cash for these anticipated needs, the cash available may not be sufficient and Registrant may be required to borrow funds, if available, seek joint venture partners or sell the property. At this time management has begun to explore the various options but has not yet decided which course of action to pursue.

Other Construction.
-------------------

        Other construction consists primarily of construction of tenant improvements in the space leased to GSA. The revenue from this construction decreased from $1,216,000 in 1998 as compared to $765,000 in 1999, a decrease of 37%, primarily because of the decreased needs of GSA as a result of the relocation of the EPA to other facilities. It is anticipated that revenue from other construction will decrease in the future.

Hotel.
-----

        Hotel revenues for 1999 were $7,386,000 compared to $7,224,000 for 1998 and $6,137,000 for 1997. Net income from Hotel operations was $2,211,000 for 1999, compared to $2,083,000 for 1998 and $1,219,000 for 1997.

        The Holiday Inn revenues increased 11.9% in 1999 over 1998 ($2,406,000 compared to $2,151,000). This was the result of increased average room rates and occupancy. 1998 Holiday Inn revenues increased 34.4% over 1997 revenues of $1,411,000 as the result of the 1997 completion of the renovation to a Holiday Inn Express. Net income (loss) from the Holiday Inn operations was $435,000 in 1999, $262,000 in 1998 and ($315,000) in 1997. Average occupancy was 62%, 59%
and 43% respectively.

        The Colonnade revenues decreased 1.4% in 1999 from 1998 ($4,980,000 compared to $5,073,000). This was the result of decreased occupancy. 1998 Colonnade revenues increased 7.4% over 1997 revenues of $4,726,000 as the result of increased average room rates and occupancy. Net income from Colonnade operations was $1,758,000 in 1999, $1,821,000 in 1998 and $1,534,000 in 1997.
Average occupancy was 71%, 75% and 72% respectively.

Leasing Fees, Affiliates
------------------------

        The 1997, 1998 and 1999 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Affiliates
--------------------

        Interest affiliates for 1998 increased over 1997 as the result of the amortization of the difference between the face amount of the note on Building D and the amount paid to purchase this note. There was no significant change in 1999.

Interest - Other
-----------------

        Interest other increased from $1,561,000 in 1998 to $2,003,000 in 1999. Interest other consists primarily of earnings on the short term investments of cash and cash equivalents. The increase of 1999 over 1998 resulted from increased amounts of funds available for short term investment and higher interest rates.

Gain on Sale of Equity Investments
----------------------------------

        During 1999 a partnership in which the Registrant holds a 90% interest sold its 312 unit Orlando, Florida apartment complex. Registrant received $449,000 of cash distribution as a result of this sale. This transaction resulted in no gain on the income statement, a reduction of $2,184,000 in deferred tax liability. This sale reduced Registrant's low income housing tax credit carry forward by $264,000.

        During 1999 a partnership in which the Registrant holds a 64.35% interest, sold its 160 unit Orlando, Florida apartment complex. Registrant received $3,102,000 of cash distribution as a result of this sale. This transaction resulted in a gain $3,006,000 on the income statement.

Income from Equity Investments
------------------------------

        The components of this Item are as follows:

Year Ended December 31           1999         1998              1997
----------------------        ---------    ----------       ----------

Orlando, Florida Apartments     (a)        $   69,000     $  (17,000)
Town Center Office Building     $935,000      993,000         92,000
Tech High Leasing Company         43,000      468,000(b)     157,000
Other                             19,000       91,000(c)     468,000(c)
                              ----------   -------------   ------------
Total                           $997,000   $1,621,000      1,400,000

     (a) These properties were sold in 1999. The operating income for the portion of 1999 prior to the sale is reflected in the gain on sale of equity investments.

     (b) The increase is due to the recognition of the gain upon the sale of equipment under lease.

     (c) In accordance with generally accepted accounting principles, distributions in excess of basis from a partnership of $31,000 were included in 1998 "Other" income and $461,000 in 1997 "Other" income.

Revenue - Other
---------------

     Included for 1997 is $377,000 consisting of a payment from the settlement between the FDIC and commercial paper creditors resulting from the 1990 failure of Washington Bancorp.

Interest Expense
----------------

     The reduction in interest expense from $868,000 in 1998 to $450,000 in 1999 is due to the 1998 consolidation of the Sudley North loans. The reduction in interest expenses from $1,975,000 in 1997 to $868,000 in 1998 is due to the 1998 payoff of the Holiday Inn loan, the payoff of the Third Street Investors loan and the consolidation of the Sudley North loans.

Provision for Loss on Real Estate
---------------------------------

     In accordance with GAAP, Registrant writes down the costs of substantially-completed residential construction projects in excess of the market value of unsold units. The write-down was $650,000 in 1997 and $582,000 in 1998. There was no such write-down in 1999.

Expenses - Other
----------------

     In 1999, Registrant expensed cash advances of $39,000 to a partnership operating at a loss. No such advances were made in 1998 and $217,000 was expensed in 1997. In 1998 $350,000 was expensed for tenant renovations.

Provision for Income Taxes
--------------------------

             The Registrant's provision for income taxes was 37.5% for 1999, 39.2% for 1998 and 35.2% for 1997.

Balance Sheet:
--------------

Investments
-----------

             Investments consist primarily of US treasury instruments and municipal bonds. The increase from $19,626,000 in 1998 to $35,299,000 in 1999 principally resulted from the investment of cash generated from operations.

Deferred Income
---------------

             The liability for deferred income reduced from $544,000 at December 31, 1998 to $19,000 at December 31, 1999 as a result of the amortization of the difference between the face amount of the note on Building D and the amount paid to purchase this note.

Deferred Income Taxes Payable
-----------------------------

             The $6,011,000 liability in 1998 has been reduced by $2,263,000 in 1999 as a result of the sale of the 2 Orlando, Florida properties and the default by the general partner and the termination of the Windsor, Connecticut partnership.

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

             During the year ended December 31, 1999, Registrant generated cash flow from operating activities of $16,063,000. Cash flow from operating activities was used in investing activities of $12,740,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $17,696,000, less proceeds of $4,956,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in an increase of $2,268,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1999.

             During the year ended December 31, 1998, Registrant generated cash flow from operating activities of $14,504,000. Cash flow from operating activities was used in investing activities of $4,412,000, which consisted of investments in U.S. Treasury instruments and other activities of $6,684,000, less proceeds of $2,272,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in a decrease of $424,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1998.

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

Year 2000 Issue
---------------

             The Registrant has not experienced any significant Year 2000 compliance issues.

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

A. Reports on Form 8-K. Registrant filed one report on Form 8-K during the third quarter of fiscal 1999.

B.       Exhibits.
         Index to Exhibits
         -----------------

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

Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 10-K

The following documents are filed as part of this report:



                                                                       Page
Report of Independent Public Accountants                                22

Consolidated Balance Sheets
  As of December 31, 1999 and 1998                                      23

Consolidated Statements of Income
  For the Years Ended December 31, 1999, 1998, and 1997                 25

Consolidated Statements of Changes in Shareholders' Equity
  For the Years Ended December 31, 1999, 1998, and 1997                 26

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1999, 1998, and 1997                 27

Notes to Consolidated Financial Statements
  As of December 31, 1999 and 1998                                      29

Schedule III - Real Estate and Accumulated Depreciation
  For the Years Ended December 31, 1999 and 1998                        43

Schedule IV - Mortgage Loans on Real Estate
  For the Years Ended December 31, 1999, 1998, and 1997                 46

Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

Exhibits                                                                50
  Shareholders may obtain a copy of any financial
  schedules and any exhibits filed with Form 10-K by
  writing to Edwin Horowitz, Secretary, Bresler &
  Reiner, Inc., 401 M Street, S.W., Washington, D.C. 20024,
  who will advise shareholders of the fee for any exhibit.



Report of Independent Public Accountants


To the Shareholders of
Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the "Company") and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresler & Reiner, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


/s/Arthur Andersen LLP


Vienna, Virginia
March 15, 2000

Bresler & Reiner, Inc.

Consolidated Balance Sheets
As of December 31, 1999 and 1998



Assets

                                                               1999                        1998
                                                           -------------               ------------
Rental property and equipment, net                          $ 34,190,000                $34,871,000
Construction in process                                        4,244,000                  7,142,000
Homes held for sale                                              974,000                    590,000
Land held for sale                                             4,254,000                  4,245,000

Receivables:
   Mortgages and notes, affiliates                             3,553,000                  4,090,000
   Mortgages and notes, other                                    385,000                    800,000
   Other                                                       3,210,000                  3,161,000
Investment in and advances to joint ventures and
partnerships                                                   1,911,000                  2,864,000
Cash and cash equivalents                                      7,606,000                  5,338,000
Cash deposits held in escrow                                   6,035,000                  9,626,000
Investments                                                   35,806,000                 19,626,000
Income taxes receivable                                        1,190,000                     12,000
Due from affiliates                                              137,000                         --
Deferred charges and other assets                              1,757,000                  5,521,000
                                                            ------------                -----------
Total assets                                                $105,252,000                $97,886,000
                                                            ============                ===========


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

Bresler & Reiner, Inc.

Consolidated Balance Sheets
As of December 31, 1999 and 1998


Liabilities and Shareholders' Equity


                                                            1999             1998
                                                       --------------    ---------------
 Liabilities:

   Notes payable-
     Mortgages                                          $  5,054,000         $ 5,151,000
   Accounts payable, trade                                   638,000             987,000
   Accrued expenses                                        1,043,000             871,000
   Tenant deposits                                           259,000             220,000
   Deferred income                                            19,000             544,000
   Deferred income taxes payable                           3,748,000           6,011,000
   Due to affiliates                                              --             558,000
                                                      --------------       -------------
Total liabilities                                         10,761,000          14,342,000

Minority interest                                          1,063,000           1,063,000

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.01 par value; 4,000,000
  shares authorized; 2,839,653 shares issued;
  2,745,228 and 2,780,528 shares outstanding
  as of December 31, 1999 and 1998, respectively              28,000              28,000

  Capital in excess of par                                 7,565,000           7,565,000

  Retained earnings                                       87,475,000          75,570,000

  Treasury stock (94,425 and 59,125 shares as of
  December 31,1999 and 1998, respectively)                (1,640,000)           (682,000)
                                                      --------------       -------------
Total shareholders' equity                                93,428,000          82,481,000
                                                      --------------       -------------
Total liabilities and shareholders' equity              $105,252,000         $97,886,000
                                                      ==============       =============



                The accompanying notes are an integral part of
                      these consolidated balance sheets.

Bresler & Reiner, Inc.


Consolidated Statements of Income
For the Years Ended December 31, 1999, 1998, and 1997

                                                1999           1998          1997
                                            -------------   -----------  ------------
Revenues:
  Sales of homes and lots                      $ 6,370,000    $ 5,672,000  $ 5,757,000
  Other construction, net                          765,000      1,216,000    1,048,000
  Rental income - apartments                     2,506,000      2,503,000    2,389,000
  Rental income - commercial                    12,133,000     11,379,000   11,885,000
  Hotel income                                   7,386,000      7,224,000    6,137,000
  Management fees, affiliates                      914,000        888,000      885,000
  Leasing fees, affiliates                         749,000        766,000      749,000
  Interest-
     Affiliates                                  1,118,000      1,178,000      852,000
     Other                                       2,003,000      1,561,000    1,566,000
  Gain on sales of realty interests, net           601,000        726,000      674,000
  Equipment leasing and vending                     33,000        269,000      263,000
  Gain on sale of equity investment              3,006,000             --           --
  Income from equity investments                   997,000      1,621,000    1,400,000
  Other                                            101,000         49,000      424,000
                                             -------------    -----------  -----------
Total revenues                                  38,682,000     35,052,000   34,029,000
                                             -------------    -----------  -----------
Costs and expenses:
  Cost of home and lot sales                     6,183,000      5,437,000    5,366,000
  Rental expense - apartments                    1,543,000      1,430,000    1,503,000
  Rental expense - commercial                    4,439,000      4,281,000    4,358,000
  Hotel expense                                  5,175,000      5,141,000    4,918,000
  Land development expense                         103,000        103,000      103,000
  General and administrative                     1,687,000      1,796,000    1,752,000
  Interest expense                                 450,000        868,000    1,975,000
  Equipment leasing and vending                     29,000         61,000      248,000
  Provision for loss on real estate                     --             --      650,000
  Other                                             39,000        932,000      217,000
                                             -------------    -----------  -----------
Total costs and expenses                        19,648,000     20,049,000   21,090,000
                                             -------------    -----------  -----------
Net income before income taxes and
minority interest                               19,034,000     15,003,000   12,939,000
Provision for income taxes                       7,129,000      5,878,000    4,558,000
                                             -------------    -----------  -----------
Net income before minority interest             11,905,000      9,125,000    8,381,000
Minority interest                                       --        103,000     (116,000)
                                             -------------    -----------  -----------
Net income                                     $11,905,000    $ 9,228,000  $ 8,265,000
                                             =============    ===========  ===========
Basic and diluted earnings per share           $      4.30    $      3.32  $      2.96
                                             =============    ===========  ===========

                The accompanying notes are an integral part of
                        these consolidated statements.

Bresler & Reiner, Inc.

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998, and 1997

                                                Capital in                                 Total
                                       Common   Excess of    Retained      Treasury    Shareholders'
                                        Stock      Par       Earnings       Stock          Equity
                                      --------  ----------  -----------  -----------  --------------
Balance, December 31, 1996             $28,000  $7,565,000  $58,077,000  $  (428,000)    $65,242,000
   Net income                               --          --    8,265,000           --       8,265,000
   Purchase of treasury stock               --          --           --     (254,000)       (254,000)
                                      --------  ----------  -----------  -----------  --------------

Balance, December 31, 1997              28,000   7,565,000   66,342,000     (682,000)     73,253,000
   Net income                               --          --    9,228,000           --       9,228,000
                                      --------  ----------  -----------  -----------  --------------
Balance, December 31, 1998              28,000   7,565,000   75,570,000     (682,000)     82,481,000
   Net income                               --          --   11,905,000           --      11,905,000
   Purchase of treasury stock               --          --           --     (958,000)       (958,000)
                                      --------  ----------  -----------  -----------  --------------

Balance, December 31, 1999             $28,000  $7,565,000  $87,475,000  $(1,640,000)    $93,428,000
                                      ========  ==========  ===========  ===========  ==============






                The accompanying notes are an integral part of
                        these consolidated statements.

Bresler & Reiner, Inc.


Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998, and 1997

                                                       1999           1998          1997
                                                   ------------   -----------    -----------
Cash flows from operating activities:
   Net income                                      $ 11,905,000   $ 9,228,000    $ 8,265,000
   Adjustments to reconcile net income to
   net cash provided by operating
   activities-
      Depreciation and amortization                   2,304,000     2,312,000      2,364,000
      Gain on sales of realty interests, net           (601,000)     (726,000)     (674,000)
      Direct financing lease payments                        --            --        57,000
      Amortization of investment in direct
      financing leases                                       --            --       (22,000)
      Proceeds from sale of equipment under
      direct financing leases                                --            --       120,000
      Gain on sale of equity investment              (3,006,000)           --            --
      Income from equity investments                   (997,000)   (1,621,000)   (1,400,000)
      Provision for loss on real estate                      --            --       650,000
      Deferred income taxes                          (2,263,000)      825,000     2,492,000
      Changes in other assets and
      liabilities:
         Construction in process                      2,898,000     1,452,000    (1,209,000)
         Homes held for sale                           (384,000)      545,000     2,034,000
         Land held for sale                              (9,000)       (8,000)      533,000
         Mortgages and notes receivable               1,553,000     1,743,000     1,362,000
         Income taxes receivable                     (1,178,000)    1,144,000    (1,124,000)
         Cash deposits held in escrow                 3,591,000      (985,000)   (5,214,000)
         Other assets                                 3,608,000       574,000    (1,860,000)
         Other liabilities                           (1,358,000)       21,000      (559,000)
                                                   ------------  ------------   -----------
Total adjustments to reconcile net income
to net cash provided by operating
activities                                            4,158,000     5,276,000    (2,450,000)
                                                   ------------  ------------   -----------
Net cash provided by operating activities            16,063,000    14,504,000     5,815,000
                                                   ------------  ------------   -----------
Cash flows from investing activities:
  Investment in joint ventures                        4,956,000     2,272,000     2,251,000
  Net purchases of investments and
  municipal bonds                                   (16,180,000)   (5,959,000)     (364,000)
  Increase in rental property equipment
  and other                                          (1,516,000)     (725,000)   (1,876,000)
                                                   ------------   ------------   -----------
  Net cash (used in) provided by investing
  activities                                        (12,740,000)    (4,412,000)      11,000
                                                   ------------   ------------   -----------

                The accompanying notes are an integral part of
                        these consolidated statements.

Bresler & Reiner, Inc.


Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998, and 1997
(Continued)

                                               1999            1998            1997
                                           -----------     ------------    -----------
Cash flows from financing activities:
   Repayment of notes payable               $  (97,000)    $(10,516,000)   $(6,571,000)
   Purchase of treasury stock                 (958,000)              --       (254,000)
                                           -----------     ------------    -----------
Net cash used in financing activities       (1,055,000)     (10,516,000)    (6,825,000)
                                           -----------     ------------    -----------
Net increase (decrease) in cash and
cash equivalents                             2,268,000         (424,000)      (999,000)
Cash and cash equivalents,
beginning of year                            5,338,000        5,762,000      6,761,000
                                           -----------     ------------    -----------
Cash and cash equivalents,
end of year                                 $7,606,000     $  5,338,000    $ 5,762,000
                                          ============     ============    ===========
Supplemental disclosures of cash
flow information:
    Cash paid during the year for-
      Interest                              $  450,000     $    873,000    $ 2,031,000
      Income taxes                           7,471,000        3,150,000      3,399,000
Supplemental disclosures of tenant
deposit activities:
    Escrowed cash deposits received            146,000          177,000        192,000
    Escrowed cash deposits refunded            107,000          207,000        189,000


                The accompanying notes are an integral part of
                        these consolidated statements.

Bresler & Reiner, Inc.


Notes to Consolidated Financial Statements
As of December 31, 1999 and 1998


1. Summary of Significant Accounting Policies:

Organization and Principles of Consolidation


The consolidated financial statements include the accounts of Bresler & Reiner, Inc., and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

The Company's activities include residential land development and construction, rental property ownership and management and hotel ownership and management primarily in Maryland, Virginia, and the District of Columbia.

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

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value. Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell.

Construction in Process

When construction commences, costs are transferred to construction in process where they are accumulated by project. Other project costs included in construction in process include property taxes, materials, labor, and allocated overhead. These costs are charged to costs of homes sold on a pro rata basis as homes are sold, in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The Company generally finances its home building operations from internal cash flow.

The Company reviews its accumulated costs to ensure that costs in excess of net realizable value are charged to operations.

Income Taxes

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense, and real estate taxes during development and depreciation for tax and financial reporting purposes.

Earnings Per Share

SFAS No. 128, "Earnings per Share," was issued in February 1997. This statement establishes new standards for computing, presenting, and disclosing earnings per share. The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each year (2,766,429 shares in 1999, 2,780,528 shares in 1998, and 2,789,863 shares in 1997).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash Deposits Held in Escrow

Amounts include deposits held in escrow for tenants and deposits on homes held for sale.

Investments

As of December 31, 1999 and 1998, all investment securities, consisting of municipal bonds, FHLMC notes, and FNMA notes, are classified as held-to-maturity and are therefore reported at amortized cost. The fair value of these instruments approximates carrying value at year-end. There were no unrealized holding gains or losses. All the instruments mature within one year. There were no sales of investment securities during 1999 or 1998.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 1998 and 1997 amounts have been reclassified in order to conform to the 1999 presentation.

2. Rental Property and Equipment, Net:

                                                       1999           1998
                                                   -------------  --------------
Land                                               $  3,526,000   $  3,279,000

Buildings and improvements                           56,181,000     55,519,000

Equipment                                             4,659,000      4,601,000
                                                   ------------  -------------
                                                     64,366,000     63,399,000

Less- Accumulated depreciation                      (30,176,000)   (28,528,000)
                                                  -------------  -------------
                                                   $ 34,190,000   $ 34,871,000
                                                  =============  =============


Buildings and improvements and equipment are depreciated over the useful lives of the related assets, ranging from 5 to 40 years and 3 to 12 years, respectively.

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

5. Gain on Sales of Realty Interests, Net:

                                                           1999        1998        1997
                                                        ---------    --------    ---------
Sales price                                             $       --    $171,000     $299,000

Cost of sales                                                   --     107,000      111,000
                                                         ---------    --------    ---------
Gain recognized, current-year transactions                      --      64,000      188,000

Gain recognized from prior-years' sales recorded
using the installment method                               601,000     662,000      486,000
                                                         ---------    --------    ---------
                                                        $  601,000    $726,000     $674,000
                                                        ==========    ========     ========


6. Other Construction, Net:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:


                                                          1999        1998        1997
                                                       ----------  ----------   ----------
Other construction revenues                             $1,714,000  $2,244,000   $1,989,000

Other construction costs                                   949,000   1,028,000      941,000
                                                        ----------  ----------   ----------
Other construction, net                                 $  765,000  $1,216,000   $1,048,000
                                                        ==========  ==========   ==========

7. Notes Payable - Mortgages:


                                                                     Maturities for
                                                                          Debt
                                                                     Outstanding as
                                             1999        1998      of December 31, 1999
                                          ----------  ----------  ---------------------
Mortgages payable, 8.50%(a)
collateralized by rental properties        $5,054,000     $5,151,000     1999-2001


(a) Interest rates relate to the 1999 balances.

None of the mortgages and notes payable are recourse to the Company at December 31, 1999. In addition, as of December 31, 1999, the Company has no recourse obligations.

Annual contractual principal payments as of December 31, 1999, are as follows:

                                                  Notes Payable,
                                                    Mortgages
                                                 ----------------
        2000                                      $     106,000
        2001                                          4,948,000
                                                  -------------
                                                  $   5,054,000
                                                  =============


During 1998, the Company retired approximately $10 million in debt due throughout the years 1998 to 2001. There was no extraordinary gain or loss associated with this transaction.

8. Mortgages and Notes Receivable, Affiliates:




                                          1999          1998
                                      ------------  ------------
Mortgages and notes:
  Due 2009(a)                          $1,279,000     $1,292,000

Installment sales:
  Due 1999 (b)                          1,548,000      1,644,000
  Due 2000 (c)                            726,000      1,154,000
                                      -----------    -----------
                                       $3,553,000     $4,090,000
                                      ===========    ===========


(a) Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(b) Amounts due are net of deferred gains of $1,195,000 and $1,269,000 in 1999 and 1998, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 2004, with a final payment due 2004 of approximately $1,722,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 9 percent of the limited partnership.

(c) Amounts due are net of deferred gains of $862,000 and $1,372,000 in 1999 and 1998, respectively. The amounts are due in monthly installments of $95,700, including interest at 10 percent through 2000, with a final payment due of approximately $732,000 from a limited partnership in which the Company is a sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 37 percent of the limited partnership.

9. Mortgages and Notes Receivable, Other:

                                                                      1999           1998
                                                                  ------------  -------------
Mortgages and notes:
  Home sales, 8% to 12.5%, due through 2020                         $ 77,000       $ 69,000
  Condominium sales, 8% to 13%, net of deferred gain of
  $96,000 and $114,000 in 1999 and 1998, respectively                 92,000        110,000

Notes receivable:
  Other, 8% to 10%, due through 2003                                 128,000        443,000
  Tenant improvements, 10%, due through 2003                          88,000        178,000
                                                                ------------  -------------
                                                                    $385,000       $800,000
                                                                ============  =============

Substantially all notes are collateralized by first trusts on houses, residential property, or undeveloped land.

10. Investment in and Advances to Joint Ventures and Partnerships:

The Company has general and limited partnership interests in entities that are developing or operating properties located in Northern Virginia, Washington, D.C. and Baltimore, Maryland.

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests:


                                       Company Interests                                        As of December 31, 1999
                                     --------------------                               -------------------------------------------
                                                                                                                    Partnership
                                       General   Limited       Current Status of                                       Equity
                                       Partner   Partner          Partnerships            Assets       Debt           (Deficit)
                                      --------  ----------   ----------------------     ---------   ---------     ------------------
Town Center East, L.P.                  49%       --       Owns and operates an
                                                           office building in
                                                           Southwest Washington, D.C.   $8,225,000  $  338,000        $ 7,887,000

SEW Associates                           1%       --       Owns and operates a
                                                           segment of a
                                                           shopping mall in
                                                           Southwest,
                                                           Washington, D.C.              4,140,000   2,015,000          2,125,000

Third Street S.W. Investors              1%       --       Owns and operates
                                                           256 apt. units in
                                                           Southwest
                                                           Washington, D.C.                801,000   6,791,000         (5,990,000)

Tech High Leasing                       50%       --       Leveraged
                                                           equipment leasing               802,000          --            802,000

Builders Leasing                        20%       --       Leveraged
                                                           equipment leasing               336,000   1,903,000         (1,567,000)



11. Commitments and Contingencies:

Financial Commitments


In prior years, the Company pledged its interests in the General Services Administration's ("GSA") lease to the lender as security for Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $1.9 million. The mortgage was paid off in entirety during 1999.

The Company owns interests in certain limited partnerships that operate low-income housing units. The required capital contributions for the year 2000 is $274,000. The amount of projected capital contributions is to be adjusted annually to be a percentage of tax benefits derived. The Company anticipates that the annual tax benefits will be more than sufficient to fund the annual capital contributions.

At December 31, 1999, the Company had approximately $1,057,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Litigation

The Company and other related entities are defendants in suits filed by certain present and former employees of the Environmental Protection Agency ("EPA"), which occupies office space at the Waterside Mall Complex (a portion of which is owned by the Company). The complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium, and punitive damages. The claims of six plaintiffs were tried by a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs have filed a notice of appeal, and appeals are pending. The cases of 14 primary plaintiffs and 3 loss of consortium plaintiffs remain to be tried. Management believes that the claims are without merit and intends to continue to contest the case vigorously, but the ultimate outcome of this matter is uncertain.

In prior years two "copycat" suits were filed, one of which has been dismissed with prejudice and the other suit is in discovery. During 1998, an additional "copycat" suit was filed. This suit has also been dismissed with prejudice. Management believes that the claim is without merit and intends to continue to contest the case vigorously, but the ultimate outcome of this matter is uncertain.

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

In aggregate, approximately 26 percent of the Company's 1999 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations is dependent on the continuation of the lease, and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

12. Income Taxes:

SFAS No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach in accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes includes the following components:


                                                   1999         1998        1997
                                               ------------  ----------  ------------
Provision for income taxes

   Current tax                                 $  9,392,000     $5,053,000   $2,066,000
   Deferred tax                                  (2,263,000)       825,000    2,492,000
                                               ------------    -----------  -----------
Total provision for income taxes               $  7,129,000     $5,878,000   $4,558,000
                                               ============    ===========  ===========

A reconciliation of the statutory federal tax rate to the Company's effective income tax rate follows:

                                                         1999       1998        1997
                                                       -------    -------     -------
Statutory rate                                          34.0%      34.0%        34.0%
Increase (decrease) resulting from:
  State taxes, net of federal income tax benefit         7.7        7.0          5.5
  Low-income housing tax benefits                      (17.6)      (6.9)        (5.3)
  Other                                                 13.4        5.1          1.0
                                                     -------    -------      -------
Effective rate                                          37.5%      39.2%        35.2%
                                                     =======    =======      =======

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:


                                                Deferred Income Tax
                                            Provision (Benefit) for the    Deferred Tax Liability     Deferred Tax Liability
                                                   Year Ended                 (Asset) as of              (Asset) as of
                                               December 31, 1999            December 31, 1999          December 31, 1998
                                            ---------------------------    ----------------------     ----------------------
Basis in property                                 $  (161,000)                    $1,634,000                 $ 1,795,000
Investment in partnerships                         (2,490,000)                     2,254,000                   4,744,000
Installment sales                                       5,000                        162,000                     157,000
Leases                                                (89,000)                       241,000                     330,000
Other                                                 472,000                       (543,000)                 (1,015,000)
                                                -------------                    ------------              -------------
Total                                             $(2,263,000)                    $3,748,000                 $ 6,011,000
                                                =============                    ============              =============


Also, included in deferred charges and other assets in the accompanying consolidated balance sheets are deferred tax credits earned as a result of the Company's investments in low-income housing projects. As of December 31, 1999 and 1998, the Company's deferred tax credit totaled $584,000 and $4,813,000, respectively. The realizability of these credits is dependent upon the Company's ability to produce taxable income in the future.

13. Operating Leases:

As a Lessee

At December 31, 1999, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency, with aggregate annual rental payments of approximately $43,000 plus certain expenses. The lease expires in 2058.

At December 31, 1998, the Company was obligated under a land lease for seven parcels on which the Company owns commercial property. The lease expires in 2000 and contains three renewal options of five years each. Pursuant to the terms of the lease, the aggregate annual rental is approximately $32,000, and the Company has the option to purchase the land parcels at any time during the initial lease term or renewal periods. In May 1999, the Company exercised its option to purchase the land. No lease payments were made in 1999.

Rent expense for the years ended 1999, 1998, and 1997 was approximately $43,000, $76,000, and $78,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance, and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 1999, are as follows:


                                          Amount
                                        ---------
   2000                               $     43,000
   2001                                     43,000
   2002                                     43,000
   2003                                     43,000
   2004                                     43,000
   2005 and thereafter                   2,322,000
                                      ------------
 Total                                $  2,537,000
                                      ============


As a Lessor


Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

                                      Noncancelable          Other
                                         Leases             Leases
                                      ------------       -------------
   2000                                $11,837,000       $       --
   2001                                 11,319,000               --
   2002                                  3,537,000        5,596,000
   2003                                  3,247,000               --
   2004                                  2,263,000               --
   2005 and thereafter                   6,517,000               --
                                       -----------      -----------
 Total                                 $38,720,000       $5,596,000
                                       ===========      ===========

14. Transactions With Affiliates:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:

                                                  1999          1998          1997
                                              ------------   ----------   ------------
Revenues:
   Leasing fees                                $749,000      $  766,000       $749,000
   Management fees                              914,000         888,000        885,000
   Interest                                          --       1,178,000        852,000

Costs and expenses:
   Lumber and millwork                               --              --          8,000
   Insurance                                    579,000         520,000        453,000

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

The net periodic pension costs for 1999, 1998, and 1997 are computed as follows:

                                                            1999        1998        1997
                                                          ----------   ---------  ----------
Service cost-benefits earned during the year               $ 236,000   $ 221,000   $ 204,000
Interest cost on projected benefit obligation                238,000     216,000     196,000
Return on plan assets                                       (250,000)   (278,000)   (389,000)
Amortization of unrecognized net obligation                   57,000      57,000      57,000
                                                          ----------   ---------  ----------
Net periodic pension cost                                  $ 281,000   $ 216,000   $  68,000
                                                          ==========   =========  ==========

The following table details the Plan's net pension asset as of December 31, 1999 and 1998:


                                                                     1999          1998
                                                                  -----------   -----------
Actuarial Present Value of Benefit Obligation:
   Vested benefits                                                $ 2,851,000    $ 2,636,000
   Nonvested benefits                                                 106,000        102,000
                                                                  -----------    -----------
   Accumulated benefit obligation                                   2,957,000      2,738,000
   Effect of projected future compensation increases                1,183,000      1,071,000
                                                                  -----------    -----------
   Projected benefit obligation                                     4,140,000      3,809,000
   Plan assets at fair value                                        4,123,000      4,365,000
                                                                  -----------    -----------
                                                                      (17,000)       556,000
   Unrecognized net gain                                             (372,000)      (721,000)
   Unrecognized net obligation at date of adoption being
   recognized over 22 years                                           567,000        624,000
                                                                  -----------    -----------
Net pension asset                                                 $   178,000    $   459,000
                                                                  ===========    ===========


Interest assumptions used were:


                                                     1999         1998
                                                  ---------    ----------
Preretirement discount rate                          6.00%         6.00%
Postretirement discount rate                         6.00          6.00
Rate of increase in future compensation              4.00          4.00
Long-term rate of return on plan assets              7.00          7.00

16. Disclosure About Fair Value of Financial Instruments:

In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument.

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

 .  Notes Payable

   Based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings, the fair value of the notes payable approximates their carrying values as of December 31, 1999. Additionally, for short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 .  Accounts Payable, Trade

   The fair value of accounts payable, trade is the carrying amount payable at the reporting date.

   The estimated fair values of the Company's financial instruments are as follows:

                                                               December 31, 1999                         December 31, 1998
                                                        ----------------------------------    ------------------------------------
                                                             Carrying                             Carrying
                                                             Amount          Fair Value           Amount            Fair Value
                                                        ---------------   ----------------    ----------------    ----------------
Financial assets:
  Cash and cash equivalents                                $ 7,606,000        $ 7,606,000         $ 5,338,000       $ 5,338,000
  Cash deposits held in escrow                               6,035,000          6,035,000           9,626,000         9,626,000
  Investments                                               35,806,000         35,806,000          19,626,000        19,626,000
  Receivables-
    Mortgages and notes,
    affiliates                                              3,553,000           5,610,000           4,090,000         4,578,000
    Mortgages and notes,
    others                                                    385,000             574,000             800,000           948,000
    Other                                                   3,210,000           3,210,000           3,161,000         3,161,000

Financial liabilities:
  Notes payable-
    Mortgages                                               5,054,000           5,084,000           5,151,000         5,197,000
  Accounts payable, trade                                     638,000             638,000             987,000           987,000

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

17. Quarterly Results of Operations (Unaudited):

                                                    Three Months Ended
                                ------------------------------------------------------------
                                 March 31,       June 30,     September 30,   December 31,
                                   1999            1999           1999            1999
                                -------------   -------------  ------------   --------------
Revenues                         $8,190,000       $8,326,000    $12,096,000     $10,070,000
Net income before income
taxes and minority interest       3,706,000        4,215,000      6,969,000       4,144,000
Net income                        2,277,000        2,539,000      4,503,000       2,586,000
Earnings per share                     0.82             0.92           1.63            0.93

                                                    Three Months Ended
                                ------------------------------------------------------------
                                 March 31,      June 30,     September 30,    December 31,
                                   1999           1999           1999             1999
                                -------------   -------------  ------------   --------------

Revenues                         $7,680,000       $8,566,000     $9,526,000      $9,280,000
Net income before income
taxes and minority interest       3,220,000        3,905,000      4,240,000       3,638,000
Net income                        1,966,000        2,440,000      2,405,000       2,417,000
Earnings per share                     0.71             0.88           0.86            0.87

18. Segment Information:

The Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rentals, and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects. This segment represents 16, 20, and 20 percent of the Company's total consolidated revenue in years 1999, 1998, and 1997, respectively. Commercial Rental focuses on providing office and retail space for various types of tenants, ranging from retail to governmental agencies. This segment provides 34, 36, and 38 percent of the Company's total consolidated revenue in years 1999, 1998, and 1997, respectively. Residential Rental focuses on providing housing for low-income families throughout the Washington, D.C., Metropolitan area. This segment represents 7 percent of the Company's total consolidated revenue in years 1999, 1998 and 1997. Hotel Operations focuses on the ownership of two hotel properties. This segment provides 16, 21, and 18 percent of the Company's total consolidated revenue in years 1999, 1998 and 1997, respectively. Other revenue is composed of various activities and represents the remaining 35, 27, and 24 percent of the Company's total consolidated revenue in years 1999, 1998 and 1997, respectively. The Company is not involved in any operations in countries other than the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon gross operating income from the combined properties in each segment.

The Company's reportable segments are a consolidation of related subsidiaries that offer different products. They are managed separately as each segment requires different operating, pricing, and leasing strategies. All the properties have been acquired separately and are incorporated into the applicable segment.

                                                     For the Years Ended December 31
                                           --------------------------------------------------
                                                1999            1998              1997
                                           --------------   -------------   -----------------
Revenues:

   Home and other construction              $  7,135,000    $ 6,888,000        $ 6,687,000
   Commercial rental                          15,455,000     12,661,000         13,099,000
   Residential rental                          2,506,000      2,503,000          2,390,000
   Hotel management                            7,386,000      7,224,000          6,172,000
   Other                                       9,676,000      9,677,000          8,233,000
   Consolidated entries                       (3,476,000)    (3,901,000)        (2,552,000)
                                          --------------  -------------      -------------
Total                                         38,682,000     35,052,000         34,029,000
                                          --------------  -------------      -------------
Gross operating income:
   Home and other construction                   952,000      1,451,000          1,404,000
   Commercial rental                           9,267,000      6,498,000          6,994,000
   Residential rental                            813,000        923,000            742,000
   Hotel management                            2,211,000      2,083,000          1,254,000
   Other                                       7,916,000      5,384,000          3,792,000
   SG&A                                       (1,687,000)    (1,796,000)        (1,751,000)
   Income taxes and minority interest         (7,129,000)    (5,775,000)        (4,674,000)
   Consolidated entries                         (438,000)       460,000            504,000
                                          --------------  -------------      -------------
Total                                         11,905,000      9,228,000          8,265,000
                                          --------------  -------------      -------------
Assets:
   Home and other construction                 6,254,000      8,602,000         10,814,000
   Commercial rental                          55,056,000     52,683,000         49,050,000
   Residential rental                          1,805,000      1,924,000          2,134,000
   Hotel management                           10,185,000     10,455,000         10,630,000
   Other                                      38,762,000     32,506,000         23,944,000
   Income taxes receivable                     1,190,000         12,000          1,156,000
   Consolidated entries                       (8,000,000)    (8,296,000)           600,000
                                          --------------  -------------      -------------
Total                                       $105,252,000    $97,886,000        $98,328,000
                                          ==============  =============      =============

Bresler & Reiner, Inc.

Schedule III - Real Estate and Accumulated Depreciation
For the Years Ended December 31, 1999 and 1998
(Dollars in thousands)

                                                                    Column C                               Column D
                                                       -------------------------------    ----------------------------------------
                                                                                          Cost Capitalization Subsequent to
     Column A                           Column B             Initial Cost to Company                  Acquisition
---------------------------          ----------------  -------------------------------    ----------------------------------------


                                                                         Building and
     Description                      Encumbrances           Land        Improvements       Improvements           Carrying Cost
---------------------------          ----------------  --------------   ---------------   -----------------    --------------------
For the year ended
December 31, 1999:

 Charlestown North
 (Apartments in Greenbelt,
 Maryland)                                 N/A           $  --              $ 2,179             $   466              $   --

 Commons (Apartments in
 Washington, D.C.)                         N/A             277                1,047                 673                  --

 Waterside Mall East
  (Shopping Center in
  Washington, D.C.)                        N/A              --                6,631              13,259                 111

 Georgian Gardens
 (Apartments in Oxon Hill,
 Maryland)                                 N/A              --                  289                 430                  --

 Lakeview Manor Nursing
 Home (Lakewood,
 New Jersey)                               N/A             100                4,026                  --                  --

 Uptown (Hotel in Baltimore,
  Maryland)                                N/A              --                7,368                 220                  --

 Allentown Road Motel
 (Suitland, Maryland)                      N/A             378                2,793               1,613                  --

 Egap (Convenience Stores in
 Florida, Louisiana, and North
 Carolina)                                 N/A              58                3,388                 247                  --

 NationsBank Building (Office
  Building in Manassas,
  Virginia)                                N/A              63                  798                  43                  --

 Paradise/Sudley North
 (four Office Buildings in
 Manassas, Virginia)                       N/A           2,216               12,679               4,085                  --

 7800 Building (Office Building
 in Manassas, Virginia)                    N/A             317                1,636                 492                  --
                                                        -------            ---------           ---------              ------
                                                        $ 3,409            $  42,834           $  21,528              $  111
                                                        =======            =========           =========              ======


                    (a) Asset acquisition recorded December 31, 1993.



Bresler & Reiner, Inc.

Schedule III - Real Estate and Accumulated Depreciation
For the Years Ended December 31, 1999 and 1998
(Dollars in thousands)

                                     Column E
                      -----------------------------------------------
                      Gross Amount at Which Carried at Close of
                                     Period                              Column F       Column G         Column H      Column I
                      -----------------------------------------------  -------------  ------------    ------------- ---------------
                                                                                                                    Life on Which
                                                                                                                    Depreciation on
                                                                                                                     Latest Income
                                     Building and                       Accumulated      Date of                     Statement is
Description             Land         Improvements         Total         Depreciation   Construction   Date Acquired     Computed
----------------      ---------   ----------------    ---------------  -------------  -------------   ------------- ---------------
For the year ended
 December 31, 1999:

 Charlestown North
  (Apartments in
  Greenbelt, Maryland)   $  --           $2,448           $2,448            $1,904             --          1971         5-40 years

 Commons (Apartments in
 Washington, D.C.)         387            1,643            2,030             1,129             --          1971         5-40 years

 Waterside Mall East
  (Shopping Center in
  Washington, D.C.)         --           15,610           15,610            10,217           1975            --         8-40 years

 Georgian Gardens
  (Apartments in
  Oxon Hill, Maryland)      --               --               --                --             --       Various           20 years

 Lakeview Manor Nursing
  Home (Lakewood,
  New Jersey)              100            4,026            4,126             2,671             --          1984         5-30 years

 Uptown (Hotel in
  Baltimore, Maryland)      --            5,669            5,669               867             --          1993(a)             --

 Allentown Road Motel
  (Suitland, Maryland)     378            4,587            4,965             2,366             --          1987           19 years

 Egap (Convenience
  Stores in Florida,
  Louisiana, and North     391            2,202            2,593             1,509             --          1987           19 years
  Carolina)

 NationsBank Building
  (Office Building in
  Manassas, Virginia)       90              787              877               205           1991            --        3 1/2 years

 Paradise/Sudley North
  (four Office
  Buildings in
  Manassas, Virginia)    1,898           17,216           19,114             5,964           1987            --        3 1/2 years

 7800 Building (Office
  Building in Manassas,
  Virginia)                283            2,012            2,295               741           1990            --    15-31 1/2 years
                        ------          -------          -------           -------
                        $3,527          $56,200          $59,727           $27,573
                        ======          =======          =======           =======

                    (a) Asset acquisition recorded December 31, 1993.

Bresler & Reiner, Inc.

Schedule III - Real Estate and Accumulated Depreciation
For the Years Ended December 31, 1999 and 1998
(Dollars in thousands)
(Continued)


                                                                    Column C                               Column D
                                                       -------------------------------    ----------------------------------------
                                                                                          Cost Capitalization Subsequent to
     Column A                           Column B             Initial Cost to Company                  Acquisition
---------------------------          ----------------  -------------------------------    ----------------------------------------


                                                                         Building and
     Description                      Encumbrances           Land        Improvements       Improvements           Carrying Cost
---------------------------          ----------------  --------------   ---------------   -----------------    --------------------


For the year ended
 December 31, 1998:

 Charlestown North
 (Apartments in
  Greenbelt, Maryland)                       N/A           $   --           $ 2,179             $   466                 $  --

 Commons (Apartments in
  Washington, D.C.)                          N/A              277             1,047                 673                    --

 Waterside Mall East
  (Shopping Center in
   Washington, D.C.)                         N/A               --             6,631              13,259                   111

 Georgian Gardens
  (Apartments in
  Oxon Hill, Maryland)                       N/A               --               289                 430                    --

 Lakeview Manor Nursing
  Home (Lakewood,
  New Jersey)                                N/A              100             4,026                  --                    --

 Uptown (Hotel in
  Baltimore, Maryland)                       N/A               --             7,368                 220                    --

 Allentown Road Motel
  (Suitland, Maryland)                       N/A              378             2,793               1,613                    --

 Egap (Convenience Stores in
  Florida, Louisiana, and North              N/A               58             3,388                  --                    --
  Carolina)

 NationsBank Building (Office
  Building in Manassas,
  Virginia)                                  N/A               63               798                  43                    --

 Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                        N/A            2,216            12,679               4,085                    --

 7800 Building (Office Building
  in Manassas, Virginia)                     N/A              317             1,636                 492                    --
                                                          -------           -------             -------              --------
                                                           $3,409           $42,834             $21,281                  $111
                                                          =======           =======             =======              ========

                    (a) Asset acquisition recorded December 31, 1993.



                                  Column E
                      -----------------------------------------------
                      Gross Amount at Which Carried at Close of
                                     Period
                      -----------------------------------------------

                                                      Building and
Description                                Land       Improvements          Total
----------------                        ---------   ----------------    ---------------

For the year ended
 December 31, 1998:

 Charlestown North
 (Apartments in
  Greenbelt, Maryland)                     $   --        $ 2,448             $ 2,448

 Commons (Apartments in
  Washington, D.C.)                           387          1,628               2,015

 Waterside Mall East
  (Shopping Center in
   Washington, D.C.)                           --         15,610              15,610

 Georgian Gardens
  (Apartments in
  Oxon Hill, Maryland)                         --             --                  --

 Lakeview Manor Nursing
  Home (Lakewood,
  New Jersey)                                 100          4,026               4,126

 Uptown (Hotel in
  Baltimore, Maryland)                         --          5,637               5,637

 Allentown Road Motel
  (Suitland, Maryland)                        378          4,587               4,965

 Egap (Convenience Stores in
  Florida, Louisiana, and North               143          2,117               2,260
  Carolina)

 NationsBank Building (Office
  Building in Manassas,
  Virginia)                                    90            787                 877

 Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                       1,898         16,669              18,567

 7800 Building (Office Building
  in Manassas, Virginia)                      283          2,010               2,293
                                          -------        -------             -------
                                           $3,279        $55,519             $58,798
                                          =======        =======             =======


Bresler & Reiner, Inc.

Notes to Schedule III
(Dollars in thousands)

                                                               1999            1998
                                                              -------         -------
Land and building and improvements:
 Balance, January 1                                           $58,798         $59,249
 Additions during period-
  Improvements                                                    929             486
                                                              -------         -------
                                                               59,727          59,735
 Deductions during period-
  Write-off of fully depreciated assets                            --              --
  Other                                                            --             937
                                                              -------         -------
 Balance, December 31                                         $59,727         $58,798
                                                              =======         =======
Accumulated depreciation:
 Balance, January 1                                           $25,806         $24,802
 Additions during period-
  Depreciation expense                                          1,767           1,765
                                                              -------         -------
                                                               27,573          26,567
 Deductions during period-
  Other                                                            --             761
 Balance, December 31                                         $27,573         $25,806
                                                              =======         =======


Bresler & Reiner, Inc.

Schedule IV - Mortgage Loans on Real Estate
For the Years Ended December 31, 1999, 1998, and 1997




                     Column A                               Column B           Column C            Column D           Column E
-------------------------------------------------------   -----------      ---------------     -----------------   --------------
                                                                                                Periodic Payment
                    Description                             Interest        Maturity Date            Terms          Prior Liens
-------------------------------------------------------   -----------      ---------------      ----------------   --------------

For the year ended December 31, 1999:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             2004               36,600/month(a)     None
   SEW Investors (S.W. Washington, D.C.)                        10%             2000               95,700/month(b)     None
   Town Center East Investors (S.W. Washington, D.C.)          8.5%             2001                9,670/month(b)     None
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             2009               11,200/month(c)     None

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 1 unit)                             9.5% to 13.5%        Various through 2013

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 1 unit)                                  14.5%            Various through 2013

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                            8.0% to 13.0%                2004







                      Column A                              Column F           Column G               Column H
-------------------------------------------------------   -----------      ---------------     -----------------------
                                                                                                 Principal Amount of
                                                                              Carrying         Mortgage Loans Subject
                                                          Face Amount         Amount of        to Delinquent Principal
                    Description                           of Mortgages        Mortgages              or Interest
-------------------------------------------------------   -----------      ---------------      ----------------------

For the year ended December 31, 1999:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)     $4,350,000        $1,548,000              None
   SEW Investors (S.W. Washington, D.C.)                       9,300,000           726,000              None
   Town Center East Investors (S.W. Washington, D.C.)          1,200,000                --              None
   3rd Street Southwest Investors (S.W. Washington, D.C.)      1,333,000         1,279,000              None
                                                                                ----------
                                                                                $3,553,000
                                                                                ==========

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 1 unit)                                                    $62,000              None

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 1 unit)                                                       1,000              None

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                                                    92,000              None
                                                                                ----------
                                                                                   155,000
                                                                                ----------
                                                                                $3,708,000
                                                                                ==========


Bresler & Reiner, Inc.

Schedule IV - Mortgage Loans on Real Estate
For the Years Ended December 31, 1999, 1998, and 1997
(Continued)






                     Column A                               Column B           Column C            Column D           Column E
-------------------------------------------------------   -----------      ---------------     -----------------   --------------
                                                                                                Periodic Payment
                    Description                             Interest        Maturity Date            Terms          Prior Liens
-------------------------------------------------------   -----------      ---------------      ----------------   --------------

For the year ended December 31, 1998:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             2004               36,600/month(a)     None
   SEW Investors (S.W. Washington, D.C.)                      12.0%             2000               95,700/month(b)     None
   Town Center East Investors (S.W. Washington, D.C.)          8.5%             2001                9,670/month(b)     None
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             2009               11,200/month(c)     None

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 3 units)                            9.5% to 13.5%        Various through 2013

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 6 units)                                 14.5%            Various through 2013

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                            8.0% to 13.0%                2004







                      Column A                              Column F           Column G               Column H
-------------------------------------------------------   -----------      ---------------     -----------------------
                                                                                                 Principal Amount of
                                                                              Carrying         Mortgage Loans Subject
                                                          Face Amount         Amount of        to Delinquent Principal
                    Description                           of Mortgages        Mortgages              or Interest
-------------------------------------------------------   ------------      ---------------      ----------------------

For the year ended December 31, 1998:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)     $4,350,000        $1,644,000              None
   SEW Investors (S.W. Washington, D.C.)                       9,300,000         1,154,000              None
   Town Center East Investors (S.W. Washington, D.C.)          1,200,000                --              None
   3rd Street Southwest Investors (S.W. Washington, D.C.)      1,333,000         1,292,000              None
                                                                                ----------
                                                                                $4,090,000
                                                                                ==========

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 3 units)                                                   $64,000              None

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 6 units)                                                      5,000              None

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                                                   110,000              None
                                                                                ----------
                                                                                   179,000
                                                                                ----------
                                                                                $4,269,000
                                                                                ==========


Bresler & Reiner, Inc.

Schedule IV - Mortgage Loans on Real Estate
For the Years Ended December 31, 1999, 1998, and 1997
(Continued)






                     Column A                               Column B           Column C            Column D           Column E
-------------------------------------------------------   -----------      ---------------     -----------------   --------------
                                                                                                Periodic Payment
                    Description                             Interest        Maturity Date            Terms          Prior Liens
-------------------------------------------------------   -----------      ---------------      ----------------   --------------

For the year ended December 31, 1997:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             1999               36,600/month(a)     None
   SEW Investors (S.W. Washington, D.C.)                      12.0%             2000               95,700/month(b)     None
   Town Center East Investors (S.W. Washington, D.C.)          8.5%             2001                9,670/month(b)     None
   3rd Street Southwest Investors (S.W. Washington, D.C.)      9.5%             2009               11,200/month(c)     None

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 5 units)                            9.5% to 13.5%        Various through 2013

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 7 units)                                 14.5%            Various through 2013

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                            8.0% to 13.0%                2004







                      Column A                              Column F           Column G
-------------------------------------------------------   -----------      ---------------

                                                                              Carrying
                                                          Face Amount         Amount of
                    Description                           of Mortgages        Mortgages
-------------------------------------------------------   -----------      ---------------

For the year ended December 31, 1997:
 Related parties-
  Second mortgages:
   3rd Street Southwest Investors (S.W. Washington, D.C.)     $4,350,000        $1,731,000
   SEW Investors (S.W. Washington, D.C.)                       9,300,000         1,642,000
   Town Center East Investors (S.W. Washington, D.C.)          1,200,000           308,000
   3rd Street Southwest Investors (S.W. Washington, D.C.)      1,333,000         1,303,000
                                                                                ----------
                                                                                $4,984,000
                                                                                ==========

 Other-
  First mortgages:
   Home loans (Montgomery County, Maryland;
   $50,000 to $159,000; 5 units)                                                 $ 215,000

   Developed land loans (St. Mary's County, Maryland;
   $20,000 to $50,000; 7 units)                                                     44,000

   Condominium loans (Oxon Hill, Maryland;
   $10,000 to $20,000; 38 units)                                                   129,000
                                                                                ----------
                                                                                   388,000
                                                                                ----------
                                                                                $5,372,000
                                                                                ==========


Bresler & Reiner, Inc.

Notes to Schedule IV

                                                                  1999          1998          1997
                                                                 ------        ------        ------
Carrying value at January 1                                    $4,269,000    $5,372,000    $6,027,000
 Deductions during period-
  Collections of principal                                        561,000     1,103,000       655,000
                                                               ----------    ----------    ----------
Carrying value at December 31                                  $3,708,000    $4,269,000    $5,372,000
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


                                          BRESLER & REINER, INC.
                                         -----------------------
                                              (Registrant)

Date:  March 28, 2000                    /s/ Charles S. Bresler
                                         ----------------------
                                         Charles S. Bresler, Chairman
                                         of the Board
                                         (Chief Executive Officer)

Date:  March 28, 2000                    /s/ William L. Oshinsky
                                         -----------------------
                                         William L. Oshinsky, Treasurer
                                         (Chief Financial and Chief
                                         Accounting Officer)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

    The following persons constitute a majority of the Board of Directors of Registrant.


Date:  March 28, 2000                    /s/ Charles S. Bresler
                                         ----------------------
                                         Charles S. Bresler, Director

Date:  March 28, 2000                    /s/ Ralph S. Childs, Jr.
                                         ------------------------
                                         Ralph S. Childs, Jr., Director

Date:  March 28, 2000                    /s/ Stanley S. DeRisio
                                         ----------------------
                                         Stanley S. DeRisio, Director

Date:  March 28, 2000                    /s/ Edwin Horowitz
                                         ------------------
                                         Edwin Horowitz, Director

Date:  March 28, 2000                    /s/ William L. Oshinsky
                                         -----------------------
                                         William L. Oshinsky, Director

Date:  March 28, 2000                    /s/ Burton J. Reiner
                                         --------------------
                                         Burton J. Reiner, Director