Form 10-Q
period 2000-03-31
BRESLER & REINER INC
filed 2000-05-09
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended March 31, 2000 Commission File No. 06201

                            BRESLER & REINER, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                   52-0903424
----------------------------------             ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                       20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                   (Zip Code)

Registrant's telephone number including area code:        (202)488-8800
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes: __X__       No: _____

Number of Shares of Common Stock
Outstanding May 9, 2000: 2,741,406

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                    ------

                                                                       Mar. 31, 2000                   Dec. 31, 1999
                                                                  ----------------------         -----------------------
                                                                        (Unaudited)
Rental Property and Equipment, Net                                $          33,816,000          $           34,190,000
Construction in Process                                                       4,384,000                       4,244,000
Homes Held for Sale                                                             974,000                         974,000
Land Held for Sale                                                            4,257,000                       4,254,000
Receivables:
     Mortgages and Notes, Affiliates                                          3,410,000                       3,553,000
     Mortgages and Notes, Other                                                 368,000                         385,000
     Other                                                                    3,095,000                       3,210,000
Investment In and Advances To

  Joint Ventures and Partnerships                                             2,022,000                       1,911,000
Cash and Cash Equivalents                                                     6,120,000                       7,606,000
Cash Deposits Held in Escrow                                                  7,261,000                       6,035,000
Investments                                                                  37,992,000                      35,806,000
Income Taxes Receivable                                                         840,000                       1,190,000
Due From Affiliates                                                             959,000                         137,000
Deferred Charges and Other Assets                                             1,666,000                       1,757,000
                                                                  ---------------------         -----------------------
                                                                  $         107,164,000          $          105,252,000
                                                                  ======================         =======================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Notes Payable:
        Mortgages Payable                                         $           5,028,000          $            5,054,000
     Accounts Payable                                                           489,000                         638,000
     Accrued Expenses                                                         1,073,000                       1,043,000
     Deposits                                                                   274,000                         259,000
     Deferred Income                                                             17,000                          19,000
     Deferred Income Taxes Payable                                            3,748,000                       3,748,000
                                                                  ---------------------         -----------------------

              Total Liabilities                                              10,629,000                      10,761,000

Minority Interest                                                             1,063,000                       1,063,000

Shareholders' Equity                                                         95,472,000                      93,428,000
                                                                  ---------------------         -----------------------

                                                                  $         107,164,000          $          105,252,000
                                                                  =====================         =======================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                           2000                            1999
                                                                  ---------------------          ----------------------
Revenues:
     Sales of Homes                                               $             442,000          $            1,327,000
     Other Construction (Net)                                                   305,000                         272,000
     Rentals - Apartments                                                       666,000                         611,000
     Rentals - Commercial                                                     3,075,000                       2,895,000
     Hotel Income                                                             1,559,000                       1,527,000
     Management Fees, Affiliates                                                231,000                         225,000
     Leasing Fee, Affiliates                                                    191,000                         187,000
     Interest:
       Affiliates                                                               132,000                         333,000
       Other                                                                    348,000                         401,000
     Gain on Sale Of Realty Interests                                           159,000                         144,000
     Equipment Leasing & Vending                                                  7,000                           6,000
     Income From Equity Investments                                             290,000                         241,000
     Other                                                                        7,000                          21,000
                                                                  ---------------------          ----------------------
                                                                              7,412,000                       8,190,000
                                                                  ---------------------          ----------------------

Costs And Expenses:
     Cost of Home Sales                                                         393,000                       1,247,000
     Rentals - Apartments                                                       365,000                         358,000
     Rentals - Commercial                                                     1,053,000                       1,113,000
     Hotel Expenses                                                           1,226,000                       1,121,000
     Land Carrying Cost                                                          26,000                          26,000
     General And Administrative                                                 574,000                         497,000
     Interest Expense                                                           108,000                         110,000
     Equipment Leasing & Vending                                                  6,000                           6,000
     Reserve for Advances to Partnerships                                       143,000                           6,000
                                                                  ---------------------          ----------------------
                                                                              3,894,000                       4,484,000
                                                                  ---------------------          ----------------------

Net Income Before Income Taxes And
  Minority Interest                                                           3,518,000                       3,706,000

Provision for Income Taxes                                                    1,379,000                       1,468,000

Minority Interest                                                                                               (39,000)
                                                                  ---------------------          ----------------------

Net Income                                                        $           2,139,000          $            2,277,000
                                                                  =====================          ======================

Earnings Per Common Share                                         $                0.78          $                 0.82
                                                                  =====================          ======================

Weighted Average Number of Common
        Shares Outstanding                                                    2,741,910                       2,780,528
                                                                  =====================          ======================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                           2000                            1999
                                                                  ---------------------          ----------------------
Cash Flows from Operating Activities:
  Net Income                                                      $           2,139,000          $            2,277,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                               600,000                         512,000
      Gain on Sale of Realty Interest                                          (159,000)                       (144,000)
      (Income) Loss From Equity Investments                                    (290,000)                       (241,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                                            (140,000)                        321,000
            Homes Held for Sale                                                 -0-                             108,000
            Mortgages & Notes Receivable                                        319,000                         311,000
            Income Taxes Receivable                                             350,000                          12,000
            Cash Deposits Held in Escrow                                     (1,226,000)                     (1,414,000)
            Other Assets                                                        170,000                        (100,000)
            Increase (Decrease) In Other Liabilities                           (928,000)                     (1,066,000)
                                                                  ---------------------          ----------------------
                 Total Adjustments                                           (1,304,000)                     (1,701,000)
                                                                  ---------------------          ----------------------
Net Cash Provided By Operating Activities                                       835,000                         576,000
                                                                  ---------------------          ----------------------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                                              179,000                        (302,000)
      Investment in US Treasury Instruments
       and Municipal Bonds                                                   (2,186,000)                        388,000
      Other                                                                    (193,000)                       (205,000)
                                                                  ---------------------          ----------------------
Net Cash Provided By (Used In) Investing Activities                          (2,200,000)                       (119,000)

Cash Flows From Financing Activities:
      Repayment of Notes Payable                                                (26,000)                        (24,000)
      Purchase of Treasury Stock                                                (95,000)
                                                                  ---------------------          ----------------------
Net Cash Used In Financing Activities                                          (121,000)                        (24,000)
                                                                  ---------------------          ----------------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                           (1,486,000)                        433,000

Cash and Cash Equivalents, Beginning of Year                                  7,606,000                       5,338,000
                                                                  ---------------------          ----------------------

Cash and Cash Equivalents, End of Period                          $           6,120,000          $            5,771,000
                                                                  =====================          ======================

Page Two
Consolidated Statements of Cash Flows
                                                                           2000                            1999
                                                                  ----------------------         -----------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)                          $             108,000          $              145,000
    Income Taxes (Current and Estimated)                                      1,029,000                         796,100

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                              37,000                          28,000
    Escrowed Cash Deposits Refunded                                              22,000                          26,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


General:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Commitments and Contingencies:

     At March 31, 2000, the Company had approximately $1,057,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

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

                                                                                      For the Three Months Ended
                                                                                      --------------------------
                                                                                       3/31/00          3/31/99
                                                                                   --------------     --------------
Revenues:
   Home sales & Other construction                                                   $    747,000       $  1,599,000
   Commercial rental                                                                    3,075,000          3,769,000
   Residential rental                                                                     666,000            611,000
   Hotel operations                                                                     1,559,000          1,527,000
   Other                                                                                1,365,000          1,471,000
   Consolidation entries                                                                  -0-               (787,000)
                                                                                   --------------     --------------
                     Total                                                              7,412,000          8,190,000
                                                                                   --------------     -------------
Gross operating income:
   Home sales & Other construction                                                        354,000            334,000
   Commercial rental                                                                    2,022,000          2,226,000
   Residential rental                                                                     260,000            216,000
   Hotel operations                                                                       333,000            406,000
   Other                                                                                  549,000            869,000
   SG&A                                                                                  (574,000)          (497,000)
   Income taxes and minority interest                                                  (1,379,000)        (1,429,000)
   Consolidation entries                                                                  574,000            152,000
                                                                                   --------------     --------------
                     Total                                                              2,139,000          2,277,000
                                                                                   --------------     --------------
Assets:
   Home sales                                                                           6,443,000          8,277,000
   Commercial rental                                                                   58,305,000         54,768,000
   Residential rental                                                                   1,761,000          1,895,000
   Hotel management                                                                     9,909,000         10,444,000
   Other                                                                               38,579,000         33,003,000
   Consolidation entries                                                               (7,833,000)        (8,120,000)
                                                                                   --------------     --------------
                     Total                                                           $107,164,000       $100,267,000
                                                                                   ==============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Sales of Homes and Lots.  3 homes were settled in the first three months of
     ------------------------
2000 compared with 9 homes in the same period of 1999. Net income from Home Sales was $49,000 in the first three months of 2000 as compared to $80,000 for the same period of 1999.

     Registrant's backlog of homes under contract of sale as of March 31 was 29 in 2000 as compared to 21 in 1999. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $666,000 in the first three months of 2000 as compared to $611,000 for the same period in 1999, an increase of 9.01% primarily due to increased occupancy. Expenses for the first three months of 2000 was $365,000 as compared to $358,000
in 1999, a 1.96% increase.   2000 net income was $301,000 versus $253,000 for
the same period in 1999, an increase of 18.98%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $3,075,000 in the first three months of 2000 as compared to $2,895,000 for the same period in 1999 due to increased occupancy. Expenses for the first three months of 2000 were $1,053,000 as compared to $1,113,000 in 1999, a decrease of 5.39%. 2000 net income was $2,022,000 versus $1,782,000 in
1999, an increase of 13.47%.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the three months ended March 31, as follows:

                               Colonnade                Holiday Inn Express
                               ---------                -------------------
                            2000        1999             2000        1999
                            ----        ----             ----        ----
     Income              1,058,000    990,000           501,000     537,000
     Expense               758,000    682,000           468,000     439,000
                         ---------    -------           -------     -------
     Net Before Taxes      300,000    308,000            33,000      98,000

     The 2000 Colonnade operations reflect a higher occupancy rate of 63.10% in the quarter ended March 31, 2000 as compared to a 60.30% occupancy in the same period of 1999. The average daily room rate increased by 2.79% in 2000 over the same period of 1999. Income from the Colonnade operations was $1,058,000 in the first three months of 2000 as compared to $990,000 for the same period of 1999, an increase of 6.87%. Expenses for the first three months of 2000 were $758,000 as compared to $682,000 in

1999, an increase of 11.15%. The net income for the first three months of 2000 decreased by 2.60% from the 1999 period.

     The 2000 Holiday Inn Express operations reflect a lower occupancy rate of 53.93% in the quarter ended March 31, 2000 as compared to a 63.35% rate in the same period of 1999 primarily due to adverse winter weather conditions. The average daily room rate increased by 0.48% in 2000 over the same period of 1999. Income from the Holiday Inn Express operations was $501,000 in the first three months of 2000 as compared to $537,000 for the same period of 1999, a decrease of 6.71%. Expenses for the first three months of 2000 were $468,000 as compared to $439,000 in 1999, an increase of 6.61%. The net income for the first three months of 2000 decreased by 66.33% from the 1999 period.

     Interest - Affiliates:  Interest income for the first three months of 1999
     ----------------------
includes $173,000 of deferred interest earned as the result of Registrant's purchase of the mortgage loan on one of its partnership's commercial properties. There was no such income in the same period of 2000.

     Reserve for Advances to Partnerships.  During the first three months of
     -------------------------------------
2000, Registrant expensed cash advances of $143,000 to a partnership operating at a loss. In the first three months of 1999, Registrant expensed cash advances of $6,000 to the same partnership.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the three month period ended March 31, 2000, Registrant generated cash flow from operating activities of $835,000. Cash flow from operating activities was used in investing activities of $2,200,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $2,379,000, less proceeds of $179,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable in the amount of $26,000 and the purchase of Treasury Stock in the amount of $95,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $1,486,000 in cash and cash equivalents and cash deposits held in escrow.

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

Disclaimer
----------

     Except for historical matters, the matters discussed in this Form 10-Q are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in operations, 2) market conditions for the Company's properties, 3) the Company's ability to lease and re-lease, 4) development risks, 5) competition, and 6) changes in the economic climate.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibit 27 - Financial Data Statement


         (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                         S  I  G  N  A  T  U  R  E  S


               Pursuant to the requirements of the Securities &
               Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BRESLER & REINER, INC.
                                      (Registrant)



Date: May 9, 2000                /S/  Charles S. Bresler
      -----------                --------------------------------------
                                        Charles S. Bresler,
                                        Chief Executive Officer


Date: May 9, 2000                /S/  William Oshinsky
      -----------                --------------------------------------
                                        William Oshinsky, Treasurer
                                        (Principal Financial Officer)