Form 10-Q
period 2000-06-30
BRESLER & REINER INC
filed 2000-08-10
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON , D. C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

           For Quarter Ended June 30, 2000 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                   52-0903424
-------------------------------------         ----------------------------------
(State or other jurisdiction of                  (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                        20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number including area code:       (202) 488-8800
                                                   -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:   X              No: _____
     -----

Number of Shares of Common Stock
Outstanding August 10, 2000:  2,738,906

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                    ------
                                                                June 30, 2000               Dec. 31, 1999
                                                            --------------------        --------------------
                                                                 (Unaudited)
Rental Property and Equipment, Net                          $        33,576,000         $        34,190,000
Construction in Process                                               3,745,000                   4,244,000
Homes Held for Sale                                                   1,089,000                     974,000
Land Held for Sale                                                    4,257,000                   4,254,000
Receivables:
     Mortgages and Notes, Affiliates                                  3,264,000                   3,553,000
     Mortgages and Notes, Other                                         355,000                     385,000
     Other                                                            3,073,000                   3,210,000
Investment In and Advances To
  Joint Ventures and Partnerships                                     6,811,000                   1,911,000
Cash and Cash Equivalents                                             5,541,000                   7,606,000
Cash Deposits Held in Escrow                                          5,388,000                   6,035,000
Investments                                                          38,663,000                  35,806,000
Income Taxes Receivable                                               2,627,000                   1,190,000
Due From Affiliates                                                     335,000                     137,000
Deferred Charges and Other Assets                                     1,442,000                   1,757,000
                                                            --------------------        --------------------
                                                            $       110,166,000         $       105,252,000
                                                            ====================        ====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Mortgage Loans Payable                                 $         5,002,000         $         5,054,000
     Accounts Payable                                                   842,000                     638,000
     Accrued Expenses                                                 1,118,000                   1,043,000
     Deposits                                                           317,000                     259,000
     Deferred Income                                                     16,000                      19,000
     Deferred Income Taxes Payable                                    3,748,000                   3,748,000
                                                            --------------------        --------------------
             Total Liabilities                                       11,043,000                  10,761,000

Minority Interest                                                     1,063,000                   1,063,000

Shareholders' Equity                                                 98,060,000                  93,428,000
                                                            --------------------        --------------------
                                                            $       110,166,000         $       105,252,000
                                                            ====================        ====================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                    2000                        1999
                                                            --------------------        --------------------
Revenues:
     Sales of Homes                                         $         2,071,000         $         2,222,000
     Other Construction (Net)                                           392,000                     464,000
     Rentals - Apartments                                             1,326,000                   1,218,000
     Rentals - Commercial                                             6,131,000                   5,702,000
     Hotel Income                                                     3,957,000                   3,793,000
     Management Fees, Affiliates                                        464,000                     454,000
     Leasing Fee, Affiliates                                            382,000                     374,000
     Interest:
       Affiliates                                                       257,000                     659,000
       Other                                                            929,000                     830,000
     Gain on Sale of Realty Interests                                   322,000                     292,000
     Equipment Leasing and Vending                                       14,000                      15,000
     Income from Equity Investments                                     579,000                     461,000
     Other                                                               34,000                      32,000
                                                            -------------------         -------------------
                                                                     16,858,000                  16,516,000
                                                            -------------------         -------------------
Costs And Expenses:
     Cost of Home Sales                                               1,876,000                   2,043,000
     Rentals - Apartments                                               764,000                     719,000
     Rentals - Commercial                                             2,103,000                   2,191,000
     Hotel Expenses                                                   2,673,000                   2,472,000
     Land Carrying Cost                                                  52,000                      52,000
     General and Administrative                                       1,057,000                     879,000
     Interest Expense                                                   215,000                     218,000
     Equipment Leasing and Vending                                       12,000                      15,000
     Other                                                              209,000                       6,000
                                                            -------------------         -------------------
                                                                      8,961,000                   8,595,000
                                                            -------------------         -------------------

Net Income Before Income Taxes                                        7,897,000                   7,921,000

Provision For Income Taxes                                            3,102,000                   3,105,000
                                                            -------------------         -------------------

Net Income                                                  $         4,795,000         $         4,816,000
                                                            ===================         ===================

Earnings Per Common Share                                   $              1.75         $              1.74
                                                            ===================         ===================
Weighted Average Number of Common
        Shares Outstanding                                            2,740,642                   2,774,163
                                                              =================           =================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                    2000                        1999
                                                            --------------------        --------------------
Revenues:
     Sales of Homes                                         $         1,629,000         $           895,000
     Other Construction (Net)                                            87,000                     192,000
     Rentals - Apartments                                               660,000                     607,000
     Rentals - Commercial                                             3,056,000                   2,807,000
     Hotel Income                                                     2,398,000                   2,266,000
     Management Fees, Affiliates                                        233,000                     229,000
     Leasing Fee, Affiliates                                            191,000                     187,000
     Interest:
       Affiliates                                                       125,000                     326,000
       Other                                                            581,000                     429,000
     Gain on Sale of Realty Interests                                   163,000                     148,000
     Equipment Leasing and Vending                                        7,000                       9,000
     Income from Equity Investments                                     289,000                     220,000
     Other                                                               27,000                      11,000
                                                            -------------------         -------------------
                                                                      9,446,000                   8,326,000
                                                            -------------------         -------------------

Costs And Expenses:
     Cost of Home Sales                                               1,483,000                     796,000
     Rentals - Apartments                                               399,000                     361,000
     Rentals - Commercial                                             1,050,000                   1,078,000
     Hotel Expenses                                                   1,447,000                   1,351,000
     Land Carrying Cost                                                  26,000                      26,000
     General and Administrative                                         483,000                     382,000
     Interest Expense                                                   107,000                     108,000
     Equipment Leasing and Vending                                        6,000                       9,000
     Other                                                               66,000                         -0-
                                                            -------------------         -------------------
                                                                      5,067,000                   4,111,000
                                                            -------------------         -------------------

Net Income Before Income Taxes and
  Minority Interest                                                   4,379,000                   4,215,000

Provision For Income Taxes                                            1,723,000                   1,637,000

Minority Interest                                                           -0-                      39,000
                                                            -------------------         -------------------

Net Income                                                  $         2,656,000         $         2,539,000
                                                            ===================         ===================

Earnings Per Common Share                                   $              0.97         $              0.92
                                                            ===================         ===================
Weighted Average Number of Common
        Shares Outstanding                                            2,739,373                   2,767,869
                                                            ===================         ===================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                    2000                        1999
                                                            --------------------        --------------------
Cash Flows from Operating Activities:
  Net Income                                                $         4,795,000         $         4,816,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                   1,200,000                   1,096,000
      Gain on Sale of Realty Interest                                  (322,000)                   (292,000)
      Income from Equity Investments                                   (579,000)                   (461,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                                     499,000                     117,000
            Homes Held for Sale                                        (115,000)                    216,000
            Mortgages and Notes Receivable                              641,000                     604,000
            Income Taxes Receivable                                  (1,437,000)                     12,000
            Cash Deposits Held in Escrow                                647,000                  (1,783,000)
            Other Assets                                                382,000                     809,000
            Increase (Decrease) In Other Liabilities                    136,000                    (943,000)
                                                            --------------------        --------------------
                 Total Adjustments                                    1,052,000                    (625,000)
                                                            --------------------        --------------------
Net Cash Provided by Operating Activities                             5,847,000                   4,191,000
                                                            --------------------        --------------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                   (4,321,000)                    272,000
      Investment in US Treasury Instruments                          (2,857,000)                 (2,238,000)
      Other                                                            (519,000)                   (606,000)
                                                            --------------------        --------------------
Net Cash Used In Investing Activities                                (7,697,000)                 (2,572,000)
                                                            --------------------        --------------------

Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                               (52,000)                    (48,000)
      Purchase of Treasury Stock                                       (163,000)                   (491,000)
                                                            --------------------        --------------------
Net Cash Used in Financing Activities                                  (215,000)                   (539,000)
                                                            --------------------        --------------------
Net Increase (Decrease) in Cash and

  Cash Equivalents                                                   (2,065,000)                  1,080,000

Cash and Cash Equivalents, Beginning of Year                          7,606,000                   5,338,000
                                                            --------------------        --------------------
Cash and Cash Equivalents, End of Period                    $         5,541,000         $         6,418,000
                                                            ====================        ====================

Page Two
Consolidated Statements of Cash Flows

                                                                   2000                        1999
                                                            --------------------        --------------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                    $           215,000         $           253,000
    Income Taxes (Current and Estimated)                              3,510,200                   2,946,100

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                     154,000                      64,000
    Escrowed Cash Deposits Refunded                                      96,000                      53,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

Commitments and Contingencies:

     At June 30, 2000, the Company had approximately $1,051,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

Subsequent Events:

     On July 1, 2000, Bresler & Reiner, Inc. consolidated the five leasehold interests in the Waterside Mall Complex by an assignment and assumption of the leases into a newly formed single entity, B&R Waterfront Properties, L.L.C. The Company now controls a 54% membership interest and the Trilon Plaza partnerships control a 46% membership interest in the new entity.

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

                                                                            For the Six Months Ended
                                                             ----------------------------------------------------
                                                                      6/30/00                      6/30/99
                                                             -----------------------      -----------------------
Revenues:
   Home sales & Other construction                                      $  2,463,000                 $  2,686,000
   Commercial rental                                                       6,131,000                    5,702,000
   Residential rental                                                      1,326,000                    1,218,000
   Hotel operations                                                        3,957,000                    3,793,000
   Other                                                                   2,981,000                    2,900,000
   Consolidation entries                                                    -0-                           217,000
                                                             -----------------------      -----------------------
                     Total                                                16,858,000                   16,516,000
                                                             -----------------------      -----------------------
Gross operating income:
   Home sales & Other construction                                           587,000                      643,000
   Commercial rental                                                       4,028,000                    3,511,000
   Residential rental                                                        562,000                      499,000
   Hotel operations                                                        1,284,000                    1,321,000
   Other                                                                   1,436,000                    1,627,000
   SG&A                                                                   (1,057,000)                    (879,000)
   Income taxes and minority interest                                     (3,102,000)                  (3,105,000)
   Consolidation entries                                                   1,057,000                    1,199,000
                                                             -----------------------      -----------------------
                     Total                                                 4,795,000                    4,816,000
                                                             -----------------------      -----------------------
Assets:
   Home sales                                                              5,939,000                    8,452,000
   Commercial rental                                                      45,117,000                   59,011,000
   Residential rental                                                      1,726,000                    1,842,000
   Hotel management                                                        9,814,000                   10,570,000
   Other                                                                  55,455,000                   29,824,000
   Consolidation entries                                                  (7,885,000)                  (8,056,000)
                                                             -----------------------      -----------------------
                     Total                                              $110,166,000                 $101,643,000
                                                             =======================      =======================

                                                                           For the Three Months Ended
                                                             ----------------------------------------------------
                                                                      6/30/00                     6/30/99
                                                             -----------------------      -----------------------
Revenues:
   Home sales & Other construction                                      $  1,716,000                 $  1,087,000
   Commercial rental                                                       3,056,000                    2,807,000
   Residential rental                                                        660,000                      607,000
   Hotel operations                                                        2,398,000                    2,266,000
   Other                                                                   1,616,000                    1,429,000
   Consolidation entries                                                    -0-                           130,000
                                                             -----------------------      -----------------------
                     Total                                                 9,446,000                    8,326,000
                                                             -----------------------      -----------------------

Gross operating income:
   Home sales & Other construction                                           233,000                      291,000
   Commercial rental                                                       2,006,000                    1,729,000
   Residential rental                                                        261,000                      246,000
   Hotel operations                                                          951,000                      915,000
   Other                                                                     887,000                      758,000
   SG&A                                                                     (483,000)                    (382,000)
   Income taxes and minority interest                                     (1,723,000)                  (1,676,000)
   Consolidation entries                                                     524,000                      658,000
                                                             -----------------------      -----------------------
                     Total                                                 2,656,000                    2,539,000
                                                             =======================      =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

   Sales of Homes and Lots.  14 homes were settled in the first six months of
   ------------------------
2000 compared with 15 homes in the same period of 1999. Net income from Home Sales was $195,000 in the first six months of 2000 as compared to $179,000 for the same period of 1999. In the second quarter of 2000, 11 homes were settled versus 6 homes in the same period of 1999. Net income from Home Sales was $146,000 in the second quarter of 2000 as compared to $99,000 for the same period of 1999.

   Registrant's backlog of homes under contract of sale as of June 30 was 28 in 2000 as compared to 36 in 1999. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,326,000 in the first six months of 2000, an increase of 8.87% over $1,218,000 for the same period in 1999. Income for the second quarter of 2000 was $660,000, an increase of 8.74% over $607,000 for the same period in 1999. Expenses for the first six months of 2000 were $764,000 as compared to $719,000 in 1999, a 6.26% increase. Expenses for the second quarter of 2000 were $399,000 as compared to $361,000 for the same period in 1999, an increase of 10.53%. Net income was $562,000 for the first six months of 2000 as compared to $499,000 for the same period in 1999, an increase of 13.61%. For the second quarter of 2000, net income was $261,000 as compared to $246,000 for the same period in 1999, an increase of 6.10%.

      Rentals - Commercial: Income and Expenses. Rental income from commercial
      ------------------------------------------
operations was $6,131,000 in the first six months of 2000 as compared to $5,702,000 for the same period in 1999, an increase of 7.53%. Income for the second quarter of 2000 was $3,056,000, an increase of 8.87% over $2,807,000 for the same period of 1999. Expenses for the first six months of 2000 were $2,103,000 as compared to $2,191,000 in 1999, a decrease of 4.02%. Expenses for the second quarter of 2000 were $1,050,000 as compared to $1,078,000 for the same period in 1999, a decrease of 2.60%. Net income was $4,028,000 for the fist six months of 2000 as compared to $3,511,000 for the same period in 1999, an increase of 14.73%. For the second quarter of 2000, net income was $2,006,000 as compared to $1,729,000 for the same period in 1999, an increase of 16.02%.

      Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect
      ------------     --------------
the operating results for the Company's two hotel properties for the six months ended June 30, as follows:

                                    Colonnade          Holiday Inn Express
                                    ---------          -------------------
                                2000       1999          2000       1999
                              ---------  ---------    ---------   ---------
     Income                   2,616,000  2,508,000    1,341,000   1,285,000
     Expense                  1,616,000  1,507,000    1,057,000     965,000
                              ---------  ---------    ---------   ---------
     Net Before Taxes         1,000,000  1,001,000      284,000     320,000

      The 2000 Colonnade operations reflect a lower occupancy rate of 71.70% for the six months ended June 30, 2000 as compared to a 72.30% occupancy rate in the same period of 1999. The average daily room rate of $127.75 increased by 4.14% in 2000 over the 1999 average daily room rate of $122.68. Income from the Colonnade operations was $2,616,000 in the first six months of 2000 as compared to $2,508,000 for the same period in 1999 or an increase of 4.31%. Income for the second quarter of 2000 was $1,558,000, an increase of 2.64% over $1,518,000 for the same period of 1999. Expenses for the first six months of 2000 were $1,616,000 as compared to $1,507,000 in 1999, an increase of 7.24%. Expenses for the second quarter of 2000 were $858,000 as compared to $825,000 for the same period in 1999, an increase of 4.00%. Net income was $1,000,000 for the fist six months of 2000 as compared to $1,001,000 for the same period in 1999. For the second quarter of 2000, net income was $700,000 as compared to $693,000 for the same period in 1999, an increase of 1.01%.

      The 2000 Holiday Inn Express operations reflect a higher occupancy rate of 67.34% for the six months ended June 30, 2000 as compared to a 63.35% rate in the same period of 1999. The average daily room rate increased by 1.63% in 2000 over the same period of 1999. Income from the Holiday Inn Express operations was $1,341,000 in the first six months of 2000 as compared to $1,285,000 for the same period in 1999 or an increase of 4.36%. Income for the second quarter of 2000 was $840,000, an increase of 12.30% over $748,000 for the same period of 1999. Expenses for the first six months of 2000 were $1,057,000 as compared to $965,000 in 1999, an increase of 9.54%. Expenses for the second quarter of 2000 were $589,000 as compared to $526,000 for the same period in 1999, an increase of 11.98%. Net income was $284,000 for the fist six months of 2000 as compared to $320,000 for the same period in 1999, a decrease of 11.25%. For the second quarter of 2000, net income was $251,000 as compared to $222,000 for the same period in 1999, an increase of 13.07%.

      Interest - Affiliates:  Interest income for the first six months of 1999
      ----------------------
includes $345,000 of deferred interest earned as the result of Registrant's purchase of the mortgage loan on one of its partnership's commercial properties. There was no such income in the same period of 2000.

      Other Expenses.  During the first six months of 2000, Registrant expensed
      ---------------
cash advances of $209,000 to a partnership operating at a loss. In the first six months of 1999, Registrant expensed cash advances of $6,000 to the same partnership.

Assets and Liabilities
----------------------

      Investment In and Advances To Joint Ventures and Partnerships.  The
      --------------------------------------------------------------
increase of $4,900,000 resulted from earnings of joint ventures of $579,000 and the payment of $4,321,000.

      Income Taxes Receivable.  Income Taxes Receivable consist of estimated tax
      ------------------------
payments in excess of the Provision For Income Taxes.

Liquidity and Capital Resources
-------------------------------

      Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

      During the six month period ended June 30, 2000, Registrant generated cash flow from operating activities of $5,847,000. Cash flow from operating activities was used in investing activities of $7,697,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $3,376,000, and the payment to related joint ventures in the amount of $4,321,000. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable in the amount of $52,000 and the purchase of Treasury Stock in the amount of $163,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $2,065,000 in cash and cash equivalents and cash deposits held in escrow.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement


        (b)  Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                         S  I  G  N  A  T  U  R  E  S


           Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BRESLER & REINER, INC.
                                              (Registrant)



Date: August 10, 2000                    /s/  Charles S. Bresler
     -----------------                  --------------------------------------
                                                Charles S. Bresler,
                                                Chief Executive Officer


Date: August 10, 2000                    /s/  William Oshinsky
     -----------------                  --------------------------------------
                                                William Oshinsky, Treasurer
                                                (Principal Financial Officer)