Form 10-Q
period 2000-09-30
BRESLER & REINER INC
filed 2000-11-09
CIK 14073

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                        OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 2000 Commission File No. 06201

                            BRESLER & REINER, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                 52-0903424
---------------------------------------    -------------------------------------
(State or other jurisdiction of                (IRS Employer Identification)
incorporation or organization)

401 M Street, S.W., Washington, D.C.                        20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's telephone number including area code:     (202) 488-8800
                                                   -----------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:   X              No: ____
     -----

Number of Shares of Common Stock
Outstanding November 9, 2000: 2,738,906

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                    ------

                                              Sept. 30, 2000      Dec. 31, 1999
                                             ---------------     ---------------
                                               (Unaudited)
Rental Property and Equipment, Net           $    59,123,000     $    34,190,000
Construction in Process                            3,882,000           4,244,000
Homes Held for Sale                                  861,000             974,000
Land Held for Sale                                 4,266,000           4,254,000
Receivables:
     Mortgages and Notes, Affiliates               2,739,000           3,553,000
     Mortgages and Notes, Other                      504,000             385,000
     Other                                         4,654,000           3,210,000
Investment In and Advances To
  Joint Ventures and Partnerships                  5,347,000           1,911,000
Cash and Cash Equivalents                          3,887,000           7,606,000
Cash Deposits Held in Escrow                       8,458,000           6,035,000
Investments                                       30,512,000          35,806,000
Income Taxes Receivable                            2,717,000           1,190,000
Due From Affiliates                                        0             137,000
Deferred Charges and Other Assets                  2,931,000           1,757,000
                                             ---------------     ---------------
                                             $   129,881,000     $   105,252,000
                                             ===============     ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Mortgage Loans Payable                  $     4,975,000     $     5,054,000
     Notes Payable                                 8,716,000                   0
     Accounts Payable                                475,000             638,000
     Accrued Expenses                              2,311,000           1,043,000
     Due To Affiliates                                60,000                   0
     Deposits                                        566,000             259,000
     Deferred Income                                  15,000              19,000
     Deferred Income Taxes Payable                 3,748,000           3,748,000
                                             ---------------     ---------------

             Total Liabilities                    20,866,000          10,761,000

Minority Interest                                  7,848,000           1,063,000

Shareholders' Equity                             101,167,000          93,428,000
                                             ---------------     ---------------

                                             $   129,881,000     $   105,252,000
                                             ===============     ===============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                       2000                1999
                                                  --------------      --------------
Revenues:
     Sales of Homes                               $    3,398,000      $    4,011,000
     Other Construction (Net)                            558,000             671,000
     Rentals - Apartments                              1,982,000           1,850,000
     Rentals - Commercial                             13,500,000           8,774,000
     Hotel Income                                      6,046,000           5,670,000
     Management Fees, Affiliates                         562,000             697,000
     Leasing Fee, Affiliates                             386,000             561,000
     Interest:
       Affiliates                                        356,000             941,000
       Other                                           1,630,000           1,437,000
     Gain on Sale of Realty Interests                    935,000             446,000
     Equipment Leasing and Vending                        21,000              25,000
     Gain on Sale of Equity Investments                        0           2,756,000
     Income from Equity Investments                      607,000             728,000
     Other                                                48,000              45,000
                                                  --------------      --------------
                                                      30,029,000          28,612,000
                                                  --------------      --------------

Costs And Expenses:
     Cost of Home Sales                                3,123,000           3,817,000
     Rentals - Apartments                              1,314,000           1,131,000
     Rentals - Commercial                              5,466,000           3,325,000
     Hotel Expenses                                    4,102,000           3,785,000
     Land Carrying Cost                                   78,000              77,000
     General and Administrative                        1,484,000           1,233,000
     Interest Expense                                    524,000             327,000
     Equipment Leasing and Vending                        19,000              21,000
     Other                                               338,000               6,000
                                                  --------------      --------------
                                                      16,448,000          13,722,000
                                                  --------------      --------------

Net Income Before Income Taxes and
  Minority Interest                                   13,581,000          14,890,000

Provision For Income Taxes                             4,310,000           5,571,000

Minority Interest                                      1,369,000                   0
                                                  --------------      --------------

Net Income                                        $    7,902,000      $    9,319,000
                                                  ==============      ==============

Earnings Per Common Share                         $         2.88      $         3.36
                                                  ==============      ==============

Weighted Average Number of Common
        Shares Outstanding                             2,740,059           2,770,242
                                                  ==============      ==============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                           2000               1999
                                                      --------------     --------------
Revenues:
     Sales of Homes                                   $    1,327,000     $    1,789,000
     Other Construction (Net)                                166,000            207,000
     Rentals - Apartments                                    656,000            632,000
     Rentals - Commercial                                  7,369,000          3,072,000
     Hotel Income                                          2,089,000          1,877,000
     Management Fees, Affiliates                              98,000            243,000
     Leasing Fee, Affiliates                                   4,000            187,000
     Interest:
       Affiliates                                             99,000            282,000
       Other                                                 701,000            607,000
     Gain on Sale of Realty Interests                        613,000            154,000
     Equipment Leasing and Vending                             7,000             10,000
     Gain on Sale of Equity Investments                            0          2,756,000
     Income from Equity Investments                           28,000            267,000
     Other                                                    14,000             13,000
                                                      --------------     --------------
                                                          13,171,000         12,096,000
                                                      --------------     --------------

Costs And Expenses:
     Cost of Home Sales                                    1,247,000          1,774,000
     Rentals - Apartments                                    550,000            412,000
     Rentals - Commercial                                  3,363,000          1,134,000
     Hotel Expenses                                        1,429,000          1,313,000
     Land Carrying Cost                                       26,000             25,000
     General and Administrative                              427,000            354,000
     Interest Expense                                        309,000            109,000
     Equipment Leasing and Vending                             7,000              6,000
     Other                                                   129,000                  0
                                                      --------------     --------------
                                                           7,487,000          5,127,000
                                                      --------------     --------------

Net Income Before Income Taxes and
  Minority Interest                                        5,684,000          6,969,000

Provision For Income Taxes                                 1,208,000          2,466,000

Minority Interest                                          1,369,000                  0
                                                      --------------     --------------

Net Income                                            $    3,107,000     $    4,503,000
                                                      ==============     ==============

Earnings Per Common Share                             $         1.13     $         1.63
                                                      ==============     ==============

Weighted Average Number of Common
        Shares Outstanding                                 2,738,906          2,762,528
                                                      ==============     ==============

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                   2000               1999
                                                              --------------     --------------
Cash Flows from Operating Activities:
  Net Income                                                  $    7,902,000     $    9,319,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                1,727,000          1,678,000
      Gain on Sale of Realty Interest                               (935,000)          (446,000)
      Gain on Sale of Equity Investments                                   0         (2,756,000)
      (Income) from Equity Investments                              (607,000)          (728,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                                  362,000          1,122,000
            Homes Held for Sale                                      113,000            (67,000)
            Mortgages and Notes Receivable                         1,630,000            909,000
            Income Taxes Receivable                               (1,527,000)          (237,000)
            Cash Deposits Held in Escrow                          (2,423,000)         4,188,000
            Other Assets                                          (2,730,000)           397,000
            Increase (Decrease) In Other Liabilities               8,390,000           (559,000)
                                                              --------------     --------------
                 Total Adjustments                                 4,000,000          3,501,000
                                                              --------------     --------------
Net Cash Provided by Operating Activities                         11,902,000         12,820,000
                                                              --------------     --------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                (2,829,000)         4,113,000
      Investment in US Treasury Instruments and
          Municipal Bonds                                          5,294,000        (13,044,000)
      Other                                                      (26,560,000)          (791,000)
                                                              --------------     --------------
Net Cash Used in Investing Activities                            (24,095,000)        (9,722,000)
                                                              --------------     --------------

Cash Flows from Financing Activities:
      Repayment of Mortgage Loans Payable                            (79,000)           (72,000)
      Proceeds from Notes Payable                                  8,716,000                  0
      Purchase of Treasury Stock                                    (163,000)          (491,000)
                                                              --------------     --------------
Net Cash Provided by (Used in) Financing Activities                8,474,000           (563,000)
                                                              --------------     --------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                (3,719,000)         2,535,000

Cash and Cash Equivalents, Beginning of Year                       7,606,000          5,338,000
                                                              --------------     --------------
Cash and Cash Equivalents, End of Period                      $    3,887,000     $    7,873,000
                                                              ==============     ==============

Page Two
Consolidated Statements of Cash Flows

                                                               2000               1999
                                                          --------------     --------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                  $      328,000     $      352,000
    Income Taxes (Current and Estimated)                       5,928,000          5,007,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                              457,000            117,000
    Escrowed Cash Deposits Refunded                              150,000             96,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000


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

     Certain accounts on the Balance Sheet reflect a substantial change percentage-wise as compared to the December 31, 1999 statement. This is due to the consolidation of the Waterside Complex into a new entity, B&R Waterfront Properties, L.L.C., which included the Company's portion of the East Mall. The accounts affected are: 1) Rental Property and Equipment, 2) Receivables - Mortgages and Notes - Affiliates, 3) Receivables - Mortgages and Notes, Other,
4) Receivables - Other, 5) Deferred Charges and Other Assets, 6) Notes Payable,
7) Accrued Expenses, 8) Deposits and 9) Minority Interest.

Commitments and Contingencies:

     At September 30, 2000, the Company had approximately $950,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

Subsequent Events:

     On October 13, 2000, B&R Waterfront Properties, L.L.C. entered into an agreement with K/FCE Investment, L.L.C. and K/FCE Management, L.L.C., ("K/FCE") a joint venture between

Washington, D. C. based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. Pursuant to the terms of this agreement, K/FCE Joint Venture, at its expense, will undertake physical and economic studies and propose a redevelopment plan for the Waterside Complex. It is expected that this will take approximately one year. In the event that K/FCE can create a feasible plan, the parties will form a joint venture to redevelop the property following the expiration, in September 2002, of the Government
(GSA) lease. Commencing with the fourth quarter of 2002 and during the ensuing two to three year period necessary for the redevelopment and re-tenanting of the Complex, the Company may experience a significant reduction of revenue.

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

                                                     For the Nine Months Ended
                                                     -------------------------
                                                     9/30/00           9/30/99
                                                  ------------      ------------
Revenues:
   Home sales & Other construction                $  3,956,000      $  4,682,000
   Commercial rental                                13,500,000        11,529,000
   Residential rental                                1,982,000         1,850,000
   Hotel operations                                  6,046,000         5,670,000
   Other                                             4,545,000         7,922,000
   Consolidation entries                                   -0-        (3,041,000)
                                                  ------------      ------------
                     Total                          30,029,000        28,612,000
                                                  ------------      ------------

Gross operating income:
   Home sales & Other construction                     833,000           865,000
   Commercial rental                                 8,034,000         6,907,000
   Residential rental                                  668,000           608,000
   Hotel operations                                  1,944,000         1,885,000
   Other                                             2,102,000         6,545,000
   SG&A                                             (1,484,000)       (1,233,000)
   Income taxes and minority interest               (5,679,000)       (5,571,000)
   Consolidation entries                             1,484,000          (687,000)
                                                  ------------      ------------
                     Total                           7,902,000         9,319,000
                                                  ------------      ------------

Assets:
   Home sales                                        5,779,000         7,572,000
   Commercial rental                                72,735,000        40,178,000
   Residential rental                                1,906,000         1,821,000
   Hotel management                                  9,890,000        10,502,000
   Other                                            44,694,000        54,582,000
   Income taxes receivable                           2,717,000           249,000
   Consolidation entries                            (7,840,000)       (8,032,000)
                                                  ------------      ------------
                     Total                        $129,881,000      $106,872,000
                                                  ============      ============

                                                    For the Three Months Ended
                                                    --------------------------
                                                     9/30/00           9/30/99
                                                  ------------      ------------
Revenues:
   Home sales & Other construction                $  1,493,000      $  1,996,000
   Commercial rental                                 7,369,000         4,046,000
   Residential rental                                  656,000           632,000
   Hotel operations                                  2,089,000         1,877,000
   Other                                             1,564,000         5,022,000
   Consolidation entries                                   -0-        (1,477,000)
                                                  ------------      ------------
                     Total                          13,171,000        12,096,000
                                                  ------------      ------------

Gross operating income:
   Home sales & Other construction                     246,000           222,000
   Commercial rental                                 4,006,000         2,469,000
   Residential rental                                  106,000           182,000
   Hotel operations                                    660,000           564,000
   Other                                               666,000         4,918,000
   SG&A                                               (427,000)         (354,000)
   Income taxes and minority interest               (2,577,000)       (2,466,000)
   Consolidation entries                               427,000        (1,032,000)
                                                  ------------      ------------
                     Total                           3,107,000         4,503,000
                                                  ------------      ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

      Sales of Homes and Lots. 23 homes were settled in the first nine months of
      ------------------------
2000 compared with 27 homes in the same period of 1999. Net income from Home Sales was $275,000 in the first nine months of 2000 as compared to $194,000 for the same period of 1999. In the third quarter of 2000, 9 homes were settled as compared to 12 homes in the same period of 1999. Net income from Home Sales was $80,000 in the third quarter of 2000 as compared to $15,000 for the same period of 1999.

      Registrant's backlog of homes under contract of sale as of September 30 was 26 in 2000 as compared to 36 in 1999. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

      Rentals - Apartments: Income and Expenses. Rental income from apartments
      ------------------------------------------
was $1,982,000 in the first nine months of 2000, an increase of 7.14% as compared to $1,850,000 for the same period in 1999. Income for the third quarter of 2000 was $656,000, an increase of 3.80% as compared to $632,000 for the same period in 1999. Expenses for the first nine months of 2000 were $1,314,000 as compared to $1,131,000 in 1999, a 16.18% increase. Expenses for the third quarter of 2000 were $550,000 as compared to $412,000 for the same period in 1999, an increase of 33.50%. Net income was $668,000 for the first nine months of 2000 as compared to $719,000 for the same period in 1999, a decrease of 7.09%. For the third quarter of 2000, net income was $106,000 as compared to $220,000 for the same period in 1999, a decrease of 51.82%. The increase in rental expenses was the result of extraordinary maintenance and repair costs at one of Registrant's apartment buildings.

      Rentals - Commercial: Income and Expenses. Rental income from commercial
      ------------------------------------------
operations was $13,500,000 in the first nine months of 2000 as compared to $8,774,000 for the same period in 1999, an increase of 53.87%. Income for the third quarter of 2000 was $7,369,000, an increase of 139.88% over $3,072,000 for the same period of 1999. Expenses for the first nine months of 2000 were $5,466,000 as compared to $3,325,000 in 1999, an increase of 64.39%. Expenses for the third quarter of 2000 were $3,363,000 as compared to $1,134,000 for the same period in 1999, an increase of 196.56%. Net income was $8,034,000 for the first nine months of 2000 as compared to $5,449,000 for the same period in 1999, an increase of 47.44%. For the third quarter of 2000, net income was $4,006,000 as compared to $1,938,000 for the same period in 1999, an increase of 106.71%.

      The increase in Rental income and Rental expenses reflects the assignment to the Company of leasehold interests in the Waterside Complex by S.E.W. Investors and Town Center East Investors on July 1, 2000. Thereafter, the Company consolidated the leasehold interests in the Waterside Complex into a newly formed single entity, B&R Waterfront Properties, L.L.C. The Company holds a 54% membership interest in this entity. Accordingly, effective July 1, 2000, Registrant has reported the results of operations of the Complex on a consolidated basis with elimination of the Minority Interest.

      Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect
      ------------     --------------
the operating results for the Company's two hotel properties for the nine months ended September 30, as follows:

                               Colonnade           Holiday Inn Express
                               ---------           -------------------
                            2000       1999        2000           1999
                            ----       ----        ----           ----
     Income              3,995,000  3,787,000    2,051,000      1,883,000
     Expense             2,495,000  2,310,000    1,607,000      1,475,000
                         ---------  ---------    ---------      ---------
     Net Before Taxes    1,500,000  1,477,000      444,000        408,000

      The 2000 Colonnade operations reflect an occupancy rate of 73.00% for the nine months ended September 30, 2000 as compared to a 72.80% occupancy rate in the same period of 1999. The average daily room rate of $128.80 increased by 5.07% in 2000 over the 1999 average daily room rate of $122.59. Income from the Colonnade operations was $3,995,000 in the first nine months of 2000 as compared to $3,787,000 for the same period in 1999 or an increase of 5.49%. Income for the third quarter of 2000 was $1,379,000, an increase of 7.82% over $1,279,000 for the same period of 1999. Expenses for the first nine months of 2000 were $2,495,000 as compared to $2,310,000 in 1999, an increase of 8.01%. Expenses for the third quarter of 2000 were $879,000 as compared to $803,000 for the same period in 1999, an increase of 9.46%. Net income was $1,500,000 for the first nine months of 2000 as compared to $1,477,000 for the same period in 1999, an increase of 1.56%. For the third quarter of 2000, net income was $500,000 as compared to $476,000 for the same period in 1999, an increase of 5.04%.

      The 2000 Holiday Inn Express operations reflect a higher occupancy rate of 69.60% for the nine months ended September 30, 2000 as compared to a 61.90% rate in the same period of 1999. The average daily room rate increased by 2.46% in 2000 over the same period of 1999. Income from the Holiday Inn Express operations was $2,051,000 in the first nine months of 2000 as compared to $1,883,000 for the same period in 1999 or an increase of 8.92%. Income for the third quarter of 2000 was $710,0000, an increase of 18.73% over $598,000 for the same period of 1999. Expenses for the first nine months of 2000 were $1,607,000 as compared to $1,475,000 in 1999, an increase of 8.95%. Expenses for the third quarter of 2000 were $550,000 as compared to $510,000 for the same period in 1999, an increase of 7.84%. Net income was $444,000 for the first nine months of 2000 as compared to $408,000 for the same period in 1999, an increase of 8.82%. For the third quarter of 2000, net income was $160,000 as compared to $88,000 for the same period in 1999, an increase of 81.82%.

     Management Fees, Affiliates.  Management fees, affiliates decreased in the
     ----------------------------
first nine months of 2000 by $135,000 and decreased in the third quarter of 2000 by $145,000. These decreases primarily resulted from the consolidation of the results of operations of the B&R Waterfront Properties, L.L.C. as discussed above.

     Leasing Fees, Affiliates.  Leasing fees, affiliates decreased in the first
     -------------------------
nine months of 2000 by $175,000 and decreased in the third quarter of 2000 by $183,000. These decreases primarily resulted from the consolidation of the results of operations of the B&R Waterfront Properties, L.L.C. as discussed above.

     Interest - Affiliates:  Interest income for the first nine months of 1999
     ----------------------
includes $518,000 of deferred interest earned as the result of Registrant's purchase of the mortgage loan on one of its partnership's commercial properties. There was no such income in the same period of 2000.

     Gain on Sale of Realty Interests.  The increase reflects the deferred
     ---------------------------------
profit recognized as the result of the payment by S.E.W. Investors of the balance of the deferred purchase price of the 1980 sale of this portion of the Waterside Complex.

     Gain on Sale of Equity Investments.  The 1999 results reflect revenue of
     -----------------------------------
$2,756,000 from the sale of the apartment properties in Florida owned by two partnerships, in which the Registrant held substantial partnership interests. There was no such transaction in 2000.

     Interest Expense.  Interest expense for the first nine months increased as
     -----------------
the result of the interest accrued on the two notes issued July 1, 2000 to affiliated partnerships upon the assignment by the partnerships to the Company of leasehold interests in the Waterside Complex. (See Notes Payable).

     Other Expenses.  During the first nine months of 2000, Registrant expensed
     ---------------
cash advances of $338,000 to a partnership operating at a loss. In the first nine months of 1999,

Registrant expensed cash advances of $6,000 to the same partnership.

     Earnings Per Common Share.  The 1999 nine months and three months results
     --------------------------
reflect the earnings of $1,676,000, or $0.61 per share, from the above described sale of the Florida apartment properties.

Assets and Liabilities
----------------------

     Rental Property and Equipment, Net.  $17,843,000 of the increase resulted
     -----------------------------------
from the acquisition of two leasehold interests in the Waterside Complex on July 1, 2000.

     Registrant also purchased an office building at the end of September 2000 for a price of $7,090,000. The Company has an 80% interest in the ownership of the building. Registrant has submitted an application for permanent financing of $5.75 million for the building. (See Investments).

     Investments.  The decrease in Investments of $5.3 million resulted from the
     ------------
sale of municipal bonds by Registrant. The $5.3 million proceeds plus $1.8 million from Registrant's operating activities totaling $7.1 million was used to purchase an office building.

     Investment In and Advances To Joint Ventures and Partnerships.  The
     --------------------------------------------------------------
increase of $3,436,000 resulted from earnings of joint ventures of $607,000 and the payment of $2,829,000.

     Income Taxes Receivable.  Income Taxes Receivable consist of estimated tax
     ------------------------
payments in excess of the Provision For Income Taxes.

     Notes Payable.  The increase in Notes Payable reflects Registrant's
     --------------
issuance of notes payable to two affiliated partnerships upon the acquisition of two leasehold interests in the Waterside Complex.

     Minority Interest.  The increase of $6,785,000 represents the 46%
     ------------------
membership interest of the Trilon Plaza Company, an affiliated partnership, in B&R Waterfront Properties L.L.C.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the nine month period ended September 30, 2000, cash flow from operating, investing and financing activities resulted in a decrease of $3,719,000 in cash and cash equivalents. Registrant generated cash flow of $11,902,000 from operating activities. Cash flow from operating activities and cash and cash equivalents were used to fund Registrant's purchase of an office building and the acquisition of two leasehold interests in the Waterside Complex. Cash flow from investing activities was provided by the sale of municipal bonds in the amount of $7,000,000, offset by the purchase of additional municipal bonds totaling $1,706,000. Cash flow from operating activities was also used for the repayment of mortgages payable in the amount of $79,000 and the purchase of Treasury Stock in the amount of $163,000. Cash flow from financing activities was provided by the issuance of notes payable in the amount of $8,716,000.

     Registrant estimates it will require substantial cash for capital improvements, tenant fit up, leasing fees and allowances as the result of the expiration in the year 2002 of the GSA lease in the Waterside Complex property. Without a major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its cash reserves.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

               (a)  Exhibit 27 - Financial Data Statement

               (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BRESLER & REINER, INC.
                                             (Registrant)



Date: November 9, 2000                  /S/  Burton J. Reiner
     ------------------                 ---------------------------------------
                                                Burton J. Reiner, President



Date: November 9, 2000                  /S/  William Oshinsky
     ------------------                 ---------------------------------------
                                                William Oshinsky, Treasurer
                                                (Principal Financial Officer)