Form 10-K
period 2000-12-31
BRESLER & REINER INC
filed 2001-04-02
CIK 14073

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20001

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000
                          ------------------------------------------------------

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-6201
                       -----------------

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    52-0903424
-------------------------------          ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

        401 M Street, S.W.
        Waterside Mall
        Washington, D.C.                                  20024
---------------------------------------                 ----------
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. |_|

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 15, 2001 was 2,738,906 shares, and the aggregate market value of the shares held by non-affiliates (based upon $29.25 per share, the average of the closing bid and asked prices reported by The National Quotation Bureau) was approximately $16,304,360.

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

            The Exhibit Index is found on page 49.

                                     PART I

Item 1. Business

            Registrant has two principal activities, Residential Land Development and Construction and Rental Property Ownership and Management, primarily in the Washington, DC Metropolitan Area.

Residential Land Development and Construction

            Registrant owns two partially developed residential tracts of land within the greater Washington, D.C. area. On one of these tracts it develops residential lots for sale and constructs townhouses as part of a residential subdivision and on the other tract Registrant develops residential lots for sale. Registrant may decide to sell certain of its land if it determines that it is in the best interest of Registrant to do so.

            Registrant designs and constructs its homes in accordance with its periodic evaluation of the prevailing market for new homes. Its current plan is to continue to build town homes that appeal to the entry-level purchaser. Registrant generally avoids custom features and offers a limited number of home models.

            A. Registrant's Homebuilding Projects

            1. Skyline Hill's, Prince George's County, Maryland. This project consisted of 179 single-family homes and 43 townhomes and has been completed. The last 9 single-family homes and 5 townhomes were settled in 1999.

            2. St. Mary's County, Maryland. This project consists of 64 subdivided residential lots, all of which have been sold, and 31 farmsteads, of 15 to 30 acres each. As of March 12, 2001, 7 farmsteads totaling 193 acres remain to be sold.

            3. Yorkshire Knolls, Prince George's County, Maryland. This project consists of 252 townhomes on a 31.5 acre tract. Clearing and grading for the entire project is complete. 42 homes were sold and settled during 2000. As of March 12, 2001, a total of 172 homes were settled and 31 homes are under contract of sale. One completed home remains to be sold. 43 townhomes remain to be developed and sold. In addition, there are 5 model homes which Registrant will offer for sale at the completion of the project.

                            -------------------------

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

            B. Rental Property Ownership and Management.

            1. 7800 Building. Registrant owns a 15,460 square foot office building in northern Virginia known as the 7800 Building. The building is 100% leased.

            2. Bank Building. Registrant owns a 3,478 square foot building in northern Virginia. This building is leased to a bank. The lease terminates in December, 2001, subject to the tenant's option to renew for up to four successive five-year terms.

            3. Paradise Sudley North Office Buildings. Registrant's subsidiary is the sole general partner of Paradise Sudley North Limited Partnership ("Sudley"), owner of a 16.35 acre parcel in northern Virginia. Registrant owns 98.75% of this partnership.

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

                  Building B, 62,420 square feet, is 100% leased.

                  Building C, 30,366 square feet, is 100% leased.

                  Building D, 69,374 square feet, is 100% leased to the Prince William County, Virginia government ("PWC")under a lease which expires December, 2009. PWC, at its option, may extend the term for an additional five (5) years.

            4. Fort Hill Office Building. In September 2000, Ft. Hill Office Associates, LLC purchased a 65,472 square feet office building located in northern Virginia. The Registrant, through subsidiaries, holds an 80% interest in this limited liability company. In December 2000, a loan of $5,750,000 was placed on this property.

            5. Apartments. Registrant owns and operates two apartment projects, one in Greenbelt, MD and one in southwest Washington, DC a total of 294 units. Registrant constructed these apartment buildings. As of December 31, 2000, approximately 99% of Registrant's apartment units were rented.

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

            6. Southwest Washington, D.C. Urban Renewal Area. Since 1964, Registrant has been the redeveloper of a portion of the southwest Washington, D.C. Urban Renewal Area (the "Area"), located immediately south of the "Federal Mall" which extends from the United States Capitol Building to the Washington Monument. Registrant has performed each of its principal business activities, as well as building construction for others, in this Area.

            The Company has developed in this area a shopping-office center ("Mall Complex") which consists of two high-rise office buildings ("Office Buildings") containing approximately 326,000 square feet, an enclosed center ("Center") consisting of approximately 740,000 square feet, most of which is office space, approximately 1,100 parking spaces and approximately 78,000 square feet of storage space. These improvements have been constructed on ground leased from The District of Columbia Redevelopment Land Agency ("RLA") for a term expiring in 2058. Under the RLA lease, Registrant is responsible for all expenses relating to the land, including real estate taxes and utilities.

            Prior to July 1, 2000 four entities held ownership interest in the Mall Complex. The Registrant owned the east portion of the Center, excluding the southeast wing; SEW Investors ("SEW") held the leasehold interest in the southeast wing of the Center; Trilon Plaza Company ("Trilon") held the leasehold interest in the west portion of the Center and the west office building; and Town Center East Investors ("TCE") owned the leasehold interest in the east office building.

            Trilon is a limited partnership in which a substantial majority interest owned by Messrs. Bresler and Reiner, and whose wholly owned corporation is the general partner. SEW is a limited partnership in which the Company is the general partner and owns a 1% interest and Messrs. Bresler and Reiner each own an 18% interest. TCE is a limited partnership in which the Company is the general partner and in which prior to July 1, 2000 the Company owned a 49.568966% interest.

            A. GSA Lease. The United States General Services Administration ("GSA") leases all of the space in the two Office Buildings, as well as the second and third floors of the adjacent Center and a portion of another smaller structure at an annual rental of approximately $23.1 million for approximately 955,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). The GSA Lease covers 89.4% of the total space in the Mall Complex.

            The GSA Lease expires in September, 2002. The Environmental Protection Agency ("EPA"), the principal occupant under the GSA Lease, is in the process of relocating to new facilities and is vacating portions of the Mall Complex prior to the lease expiration.

            Registrant received $374,000 in leasing fees and $271,000 in management fees in the first six months of 2000 as the result of the GSA Lease. (See Management Discussion and Analysis.)

            The commercial tenants in the Mall Complex rely heavily on business generated by the employees who occupy the GSA Lease space. If GSA does not place other tenants in the space being vacated by EPA, the commercial tenants may vacate and cause Registrant to lose substantial revenue.

            B. Center. Approximately 630,000 square feet of the Center is included in the GSA Lease. The balance of the commercial space and a small amount of the office space is leased to other tenants or is vacant. The Center includes approximately 1,100 parking spaces located in an underground parking garage and adjacent parking areas, most of which is included in the GSA Lease.

            C. Office Buildings. Located in the Mall Complex are two matching 14 story office buildings, one on the east side of the Center and the other on the west side of the Center, which are included in the GSA Lease and are managed by Registrant. The Office Buildings contain 326,000 square feet of rentable space.

            D. Leasehold Assignments. On July 1, 2000, TCE distributed to Registrant a 49.567966% interest of its leasehold in the Mall Complex. In addition, on July 1, 2000, TCE assigned to Registrant its remaining interest in the Mall Complex and SEW assigned its interest in the Mall Complex to Registrant. In connection with these assignments, Registrant paid cash of $2.1 million and $1.6 million and issued notes of $4.9 million and $3.6 million to TCE and SEW, respectively. Registrant assigned these newly acquired leasehold interests, in addition to one which the Company previously owned to a newly formed entity, B&R Waterfront Properties, LLC ("BRW"). Registrant is the managing member and holds a 54% interest in BRW. The results of operation of BRW have been reported on a consolidated basis with elimination of the minority interest.

                  On July 1, 2000 Trilon and an affiliate assigned to BRW their leasehold interests in the Mall Complex in exchange for a 46% membership interest in BRW.

            E. Management and Leasing. Registrant acted as managing and leasing agent, through June 30, 2000, for Trilon and SEW for their portions of the Mall Complex. From July 1, 2000 through the end of the year, Registrant acted as management and leasing Agent for BRW (see Leasehold Assignments below). Pursuant to GAAP accounting, effective July 1, 2000, leasing and management fees are eliminated for consolidated financial statement purposes. See "Management of Rental Properties".

See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Rental Income- Commercial" for more information.

            7. Town Center East Apartment Buildings. On August 1, 1979, Registrant assigned its leasehold interest in two high rise apartment buildings in the redevelopment area, with 256 units, known as Town Center East Apartments, to Third Street Southwest Investors, a limited partnership. Registrant is the sole general partner in this limited partnership, with a 1% interest, and acts as management agent for the project. In this partnership, 91% of the limited partnership interests are held by unaffiliated persons, and the remaining 8% of the limited partnership interests are held by Charles S. Bresler, Chairman and Chief Executive Officer of Registrant and Burton J. Reiner, its President. Registrant manages these buildings. See "Management of Rental Properties".

            8. Low Income Housing. Registrant has interests in the following limited partnerships which are operating low-income housing units:

            A. Multi-State Projects. On November 15, 1988, Registrant purchased 99% limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 2001, the projects were 99% occupied. The projects are financed by Farmers Home Administration mortgages and enjoy the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). The purchase price for such limited partnership interests was $5,270,048 in the aggregate, which has been fully paid.

            B. Windsor, Connecticut Project. On April 27, 1989, Registrant purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former schoolhouse into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and was eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits are available, is approximately $1,130,000, of which $664,000 was paid as of December 31, 1998. The purchase price is to be adjusted based on the tax benefits generated annually. The loan has been in default. The general partner deeded the property to the lender in 1999. As a result, the Registrant had a tax credit recapture in 1999 of approximately $147,000 which was offset by its other tax credits, and also recognized ordinary taxable income of $1,940,000.

            C. Orlando, Florida Project. On July 17, 1989, Registrant purchased a 90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development Corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. In August, 1999 this partnership sold the apartment property. As a result of this sale, in 1999 Registrant recognized ordinary taxable income of $5,627,000 and a tax credit recapture of approximately $264,000 which was offset by its other tax credits. (See Management Discussion and Analysis).

            D. St. Mary's County, Maryland Project. On November 22, 1989, Registrant purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project is eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years after occupancy. The purchase price for the partnership interest was $3,200,000. 92% of the apartments were occupied as of December 31, 2000.

            Competition. In each of the areas where Registrant's rental properties are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its apartment properties in the District of Columbia are subject to rent control regulation.

            Management of Rental Properties. Registrant, through a subsidiary, has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interests as follows:

       Property Managed           Compensation(1)          Expiration
       ----------------           ---------------          ----------

414 apartment units (4)                5%           December,  2005  (2) (3)
20 townhouses (5)                      5%           December,  2005  (2) (3)
256 apartment units (6)                5%           September, 2004  (2) (3)
1,068,326 square feet of office
    and commercial space(7)            3% (8)       December,  2003  (2) (3)

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

      (6) These buildings are the Town Center East Apartments described in "Southwest Washington, D.C. Urban Renewal Area" and are managed for a partnership in which Registrant has a 1% interest and is general partner.

      (7)   This property is managed for BRW.

      (8) In addition, Registrant earns leasing fees of 5% of gross rents collected on the GSA Lease for these properties.

            Holiday Inn Express. Registrant owns and operates a 151 room Holiday Inn Express motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

            In March, 1997 Registrant commenced conversion of the facility from a Holiday Inn to a Holiday Inn Express. Renovation was completed in December, 1997. Average occupancy in 2000 was 65%, compared to 62% in 1999 and 59% in 1998. The average daily room revenue in 2000 was $69.91 as compared to $68.40 in 1999.

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

            The Colonnade, Baltimore, Maryland. The Colonnade is a multi-purpose condominium apartment, hotel, office and retail building across from the Johns Hopkins University campus in Baltimore, Maryland. Registrant's portion of the building consists of 125 hotel rooms operated by Registrant as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. Hotel occupancy averaged 71% in both 2000 and in 1999. The average daily room rate in 2000 was $127.01 as compared to $122.82 in 1999.

            Pine Club Phase II Limited Partnership, Orlando, Florida. Registrant held a 64.35% limited partnership interest in Pine Club Phase II, Ltd., a Florida limited partnership. The general partners of this partnership are three unaffiliated individuals and PAC, who own with others, in the aggregate, a 35.65% partnership interest.

            The partnership constructed 160 residential apartment units on approximately 14 acres of land in Orlando, Orange County, Florida. This land is contiguous to Registrant's low-income housing and market rate housing project in Orlando, Florida previously discussed under "Low Income Housing - Orlando, Florida Project". In August 1999 this partnership sold the apartment property and recognized ordinary taxable income of $3,006,000. (See Management Discussion and Analysis).

            Convenience Stores. In June, 1986, Registrant acquired 16 parcels of real estate, on which Circle K Corporation operated convenience stores. These properties are located in the southern and southeastern United States. The aggregate purchase price was $3,390,000. At the time of the purchase all of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation. On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of twelve of the sixteen leases owned by Registrant. Circle K has exercised its option to renew these four leases through February, 2005. As of March 15, 2000, five of these stores were sold, seven of these stores are leased to unrelated parties, with one under contract of sale. The remaining four stores have not yet been sold or leased.

            Nursing Home. Registrant owns a New Jersey nursing home facility, Lakeview Manor, which it leases to an unaffiliated operating company.

            Lakeview Manor is a 120-bed nursing home facility in Lakewood, New Jersey. The skilled and intermediate care facility is located on State Road 88, Ocean County, New Jersey, approximately 60 miles south of New York City. The one-story building of approximately 37,000 square feet, with brick exterior, is situated on 11 acres of land.

            Registrant has leased the nursing home to an unaffiliated operator for a term of 10 years, commencing June 1, 1994. The monthly rent was $48,295 for the first five years. The monthly rent has increased to $53,245, effective June 1, 1999. Tenant has several renewal options for up to 20 additional years. The lessee pays taxes and other operating expenses, and is responsible for all structural and nonstructural repairs and replacements. The lessee has a right of first refusal in the event Registrant seeks to sell the property. The nursing home operator has filed a petition for reorganization under the Federal Bankruptcy Act. Registrant is continuing to receive rent in a timely fashion. The lessee may assign the lease to another experienced nursing home operator, subject to certain conditions.

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

            In December, 1983, Registrant, with others, organized a general partnership to engage in equipment leasing known as Builders Leasing Company, and agreed to act as its managing partner with a 20% interest. The initial $2 million capital of the partnership was contributed by each partner, in proportion to his percentage interest, over five years in semiannual installments. In addition to the initial capitalization, the partners contributed $1,150,000 to the capital of the partnership in 1988, 1989 and 1990. Registrant's capital contribution to date totals $630,000. Certain directors and officers of Registrant also hold an aggregate of 25% of the partnership interests, including Charles S. Bresler, Chairman of the Board and principal shareholder (20%), and Burton J. Reiner, President, director and principal shareholder (5%).

            Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for debt of Builders Leasing, with a balance at December 31, 2000 of about $1,389,000.

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

Employment

            On March 15, 2001, Registrant and its subsidiaries employed approximately 111 persons.

                        ---------------------------------

Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

            Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Registrant) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to plans for home building activities, other construction activities, land acquisition and related activities, hotel operations, apartment and commercial rental activities, management and leasing activities, the renovation and releting of the commercial space now being leased to the GSA, as well as capital spending, financing sources and the effects of regulation and competition. From time to time, forward-looking statements are also included in the Registrant's other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

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

Item 2. Properties.

            Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

Item 3. Legal Proceedings.

            Registrant, SEW, Town Center Management Company (a subsidiary of Registrant), Bresler-Reiner Companies (a subsidiary of Registrant), and Trilon are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which occupies certain office space in the Mall Complex. Four spouses of such employees are also plaintiffs. See "Management and Leasing", "Southwest Washington, D.C. Urban Renewal Area", "Office Buildings" and "Center" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Mall Complex and (ii) certain renovations and reconstruction to the Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms.

            The Complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium and punitive damages. The claims of six plaintiffs were tried to a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs filed an appeal. The Court of Appeals reversed the trial judge. The cases of fourteen primary plaintiffs and three loss of consortium plaintiffs remain to be tried. Management believes the claims are without merit and intends to continue to contest the case vigorously.

            In prior years three "copy cat" suits were filed. Two have been dismissed with prejudice and the third suit is in discovery. Management believes this remaining suit is without merit and intends to contest the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

            Not Applicable.

                         ------------------------------

Executive Officers of Registrant
(included pursuant to instruction 3 to Item
401(b) of Regulation S-K)

                                      Present Positions
                                      and Offices with         Date Elected
Name                         Age      Registrant               to Office
----                         ---      ------------------       -----------------

Charles S. Bresler           73       Chief Executive          June 2, 1970
                                      Officer, Chairman
                                      of the Board
                                      and Director

Burton J. Reiner             72       President and            June 2, 1970

Director

Sidney M. Bresler            46       Chief Operating          June 15, 2000
                                      Officer

William L. Oshinsky    58       Treasurer,                  April 6, 1994
                                Assistant Secretary         December 15, 1999
                                and Director                November 15, 1994

Jean Cafardi           54       Secretary                   November 8, 2000

            In accordance with Article V of the By-Laws of Registrant, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

            There is no family relationship as defined in the instructions to this Item between any of the above officers, except Mr. Oshinsky is the brother-in-law of Mr. Reiner.

            Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Mr. Sidney Bresler and Ms. Cafardi. PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

            Registrant's Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No dividends were declared or paid during the years reported.

Year Ended December 31, 1999

           Quarter                                Price
           --------------------------------------------
           1st                High                28.50
                              Low                 27.00
           --------------------------------------------
           2nd                High                27.75
                              Low                 27.25
           --------------------------------------------
           3rd                High                27.75
                              Low                 27.50
           --------------------------------------------
           4th                High                27.75
                              Low                 26.00
           --------------------------------------------

Year Ended December 31, 2000

           Quarter                               Price
           -------------------------------------------
           1st               High                27.00
                             Low                 25.50
           -------------------------------------------
           2nd               High                27.50
                             Low                 26.00
           -------------------------------------------
           3rd               High                27.50
                             Low                 27.50
           -------------------------------------------
           4th               High                28.00
                             Low                 27.50
           -------------------------------------------

            The above quotations, as reported by National Quotation Bureau, Inc., represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

            As of March 15, 2001, there were 111 record holders of Common Stock.

Item 6. Selected Financial Data

                       2000             1999                1998             1997/*/           1996/*/
                       ----             ----                ----             -------           -------
Revenues         $ 44,308,000      $ 38,682,000      $35,052,000      $35,029,000      $35,143,000

Net income
before
income taxes
and minority
interest         $ 18,975,000      $ 19,034,000      $15,106,000      $12,823,000      $10,835,000

Net income       $ 10,158,000      $ 11,905,000      $ 9,228,000      $ 8,265,000      $ 7,273,000
                 ============      ============      ===========      ===========      ===========

Earnings
per common
share                   $3.71             $4.30            $3.32            $2.96            $2.60
                        =====             =====            =====            =====            =====

Total
Assets           $136,523,000      $105,252,000      $97,886,000      $97,522,000      $94,926,000
                 ============      ============      ===========      ===========      ===========

Long Term
Obliga-
tions            $ 14,425,000      $  5,054,000      $ 5,151,000      $15,667,000      $22,238,000
                 ============      ============      ===========      ===========      ===========

Cash divi-
dends per
common
share                      (1)               (1)              (1)              (1)             (1)
                 ============      ============      ===========      ===========      ===========

----------

      (1)   No dividends have been declared or paid.

      /*/   Restated to reflect reclassifications.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

Sales of Homes and Lots

            During 2000, Registrant sold 42 homes and 1 lot for $6,243,000 as compared with 43 homes in 1999 totaling $6,370,000 and 41 homes in 1998 totaling $5,672,000.

            As of March 12, 2001, Registrant owns 43 lots and 6 homes in the Yorkshire Knolls townhome project which are not under contract of sale. At the present rate of sales this represents approximately a 1 to 2 year inventory. Management is considering the possibility of purchasing additional ground for residential construction, selling this business activity including the remaining lots, or phasing out the home building business once the present inventory of lots is sold.

Rental Income - Apartments and Commercial

            Apartments. Rental income from apartments in 2000 was $2,646,000, a 5.6% increase from $2,506,000 in 1999. Total units in 2000 were 294, with an average occupancy of 97.6% and an average monthly income of $768, compared with a 94% occupancy rate and average monthly income of $751 for 1999 on total units of 294. Rental income from apartments in 1999 increased insignificantly from $2,503,000 in 1998. Total units in 1998 were 294, with an average occupancy of 95% and an average monthly rental of $747. Rental expenses in 2000 were $1,678,000, an 8.75% increase from $1,543,000 in 1999. Rental expenses in 1999 increased 7.9% compared to 1998 expenses of $1,430,000.

            Commercial. Rental income from commercial properties in 2000 was $21,487,000, an increase of 77.10% from $12,133,000 in 1999. Total commercial square footage is 1,332,954. Average occupancy for 2000 was 99%, with an average annual rental of $20.49 per square foot. This compares with a 99% occupancy rate and average annual rental of $20.37 per square foot for 1999. Commercial rental income in 1999 increased 6.6% from $11,379,000 in 1998. Average occupancy in 1998 was 93%, with an average annual rental of $20.28 per square foot.

            The increase in Rental income and Rental expenses reflects the July 1, 2000 distribution to the Registrant by TCE of 49.567966% of its interest in the Mall Complex, the assignment to the Registrant of the remaining leasehold interest by TCE and the assignment of its leasehold interest in the Mall Complex by SEW. Registrant is the sole general partner of SEW and TCE. Immediately thereafter, the Company consolidated the leasehold interests in the Mall Complex into a newly formed single entity, BRW. The Company holds a 54% membership interest in this entity and is the sole managing member. Accordingly, effective July 1, 2000, Registrant has reported the results of operations of the Mall Complex on a consolidated basis with elimination of the Minority Interest. In preparation for the redevelopment, restructuring and possible refinancing, BRW intends to assign the leasehold interests of the Mall Complex to what will be the development entity of the project, Waterside Associates LLC ("WALLC"). Registrant is the sole managing member of WALLC.

            The GSA Lease and related construction revenue contributed 28% and 26% of Registrant's total revenues in 2000 and 1999, respectively. The GSA Lease expires September, 2002. Management believes that considerable renovations will be required in order to attract new tenants. Substantial sums will be required to make such renovations, provide tenant improvements, pay leasing fees and carry the space until re-rented. Although the Registrant has been husbanding cash for these anticipated needs, the cash available may not be sufficient and Registrant may be required to borrow funds, if available, seek joint venture partners or sell the property.

            Commercial rental income for each year described above also included
(i) rental inocme from Lakeview Manor nursing home of $608,515 in 2000 and $596,442 in 1999 and $579,538 in 1998, (ii) utility reimbursements from tenants and property tax refunds of $174,500 in 2000, $305,604 in 1999 and $106,026 in
1998, (iii) maintenance fees of $867,654 in 2000, $322,535 in 1999 and $282,881 in 1998, and (iv) revenues from convenience store properties of $178,598 in 2000, $180,603 in 1999 and $184,963 in 1998.

            In addition to the 1 percent general partnership interest held by the Company in SEW, 37 percent was held by related parties of the Company. Therefore, of the $5.2 million assigned for SEW's leasehold interest, $1.2 million was considered to be a transfer of assets between entities under common control and was recorded against retained earnings and not included in the basis of the assigned assets.

            On October 13, 2000 BRW entered into an agreement with K/FCE Investment, L.L.C. and K/FCE Management, L.L.C. ("K/FCE") a joint venture between Washington, D.C. based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. Pursuant to the terms of this agreement, K/FCE Joint Venture, at its expense, will undertake physical and economic studies and propose a redevelopment plan for the Mall Complex. It is expected that this will take approximately one year. In the event that K/FCE can create a feasible plan, the parties will form a joint venture to redevelop the property following the expiration, in September 2002, of the Government (GSA) lease. Commencing with the fourth quarter of 2002 and during the ensuing two to three year period necessary for the redevelopment and re-tenanting of the Mall Complex, the Company may experience a significant reduction of revenue.

Other Construction

            Other construction consists primarily of construction of tenant improvements in the space leased to GSA. The revenue from this construction decreased from $765,000 in 1999 as compared to $466,000 in 2000, a decrease of 39%, primarily because of the decreased needs of GSA as a result of the relocation of the EPA to other facilities. It is anticipated that revenue from other construction will decrease in the future.

Hotel

            Hotel revenues for 2000 were $7,799,000 compared to $7,386,000 for 1999 and $7,224,000 for 1998. Net income from Hotel operations was $2,338,000 for 2000, compared to $2,211,000 for 1999 and $2,083,000 for 1998.

            The Holiday Inn revenues increased 8.5% in 2000 over 1999 ($2,612,000 compared to $2,406,000). This was the result of increased average room rates and occupancy. 1999 Holiday Inn revenues increased 11.9% over 1998 revenues of $2,151,000. Net income from the Holiday Inn operations was $497,000 in 2000, $452,000 in 1999 and $262,000 in 1998. Average occupancy was 65%, 62%
and 59% respectively.

            The Colonnade revenues increased 4.2% in 2000 from 1999 ($5,187,000 compared to $4,980,000). This was the result of the increase in the average daily room rate. 1999 Colonnade revenues decreased 1.4% over 1998 revenues of $5,073,000 as the result of decreased occupancy. Net income from Colonnade operations was $1,841,000 in 2000, $1,758,000 in 1999 and $1,821,000 in 1998. Average occupancy was 71%, 71% and 75% respectively.

Management Fees, Affiliates

            The decrease in Management Fees, Affiliates resulted from the consolidation of the results of operations of BRW in the second half of 2000.

Leasing Fees, Affiliates

            The decrease in Leasing Fees, Affiliates resulted from the consolidation of the results of operations of BRW in the second half of 2000.

            The 1998, 1999 and 2000 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Affiliates

            Interest affiliates decreased in 2000 as compared to 1999 due to the payment by SEW of the balance of the deferred profit purchase note on July 1, 2000.

            There was an insignificant change of Interest, affiliates in 1999 as compared to 1998.

Interest - Other

            Interest other increased from $1,561,000 in 1998 to $2,003,000 in 1999 and $2,479,000 in 2000. Interest other consists primarily of earnings on the short term investments of cash and cash equivalents. The increase in 2000 of $476,000 over 1999 and the increase in 1999 of $442,000 over 1998 resulted from increased amounts of funds available for short term investment and higher interest rates.

Gain on Sale of Realty Interests

            The increase reflects the deferred profit recognized as the result of the payment by SEW of the balance of the deferred purchase price of the 1980 sale of this portion of the Mall Complex.

Gain on Sale of Equity Investments

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

            There was no such transaction in the year 2000.

Income from Equity Investments

           The components of this Item are as follows:

  Year Ended December 31            2000             1999           1998
                                ----------        ----------     ----------
Orlando, Florida Apartments             --                (a)    $   69,000
TCE                             $  500,000(d)     $  935,000        993,000
Tech High Leasing Company           41,000            43,000        468,000(b)
Other                               94,000            19,000         91,000(c)
                                ----------        ----------     ----------
Total                           $  635,000        $  997,000     $1,621,000

      (a) These properties were sold in 1999. The operating income for the portion of 1999 prior to the sale is reflected in the gain on sale of equity investments.

      (b) In 1998 Registrant recognized gain upon the sale of equipment under lease. There were no such transactions in 1999 or 2000.

      (c) In accordance with GAAP, distributions in excess of basis from a partnership of $31,000 were included in 1998 "Other" income.

      (d) The decrease from prior years is the result of the assignment of the leasehold interest, effective July 1, 2000, by TCE to BRW.

Interest Expense

            The increase in interest expense from $450,000 in 1999 to $875,000 in 2000 is the result of the mortgage placed on the Fort Hill office building in September 2000 and the interest on two notes issued July 1, 2000 to affiliated partnerships upon the assignment by the partnerships to the Company of leasehold interests in the Mall Complex. (See Notes Payable).

            The reduction in interest expense from $868,000 in 1998 to $450,000 in 1999 is due to the 1998 consolidation of the Sudley North loans.

Provision for Loss on Real Estate

            In accordance with GAAP, Registrant writes down the costs of substantially-completed residential construction projects in excess of the market value of unsold units. The write-down was $582,000 in 1998. There were no such write-downs in 2000 or 1999.

Expenses - Other

            In 2000 and 1999, Registrant expensed cash advances of $503,000 and $39,000, respectively, to a partnership operating at a loss. No such advances were made in 1998. In 1998 $350,000 was expensed for tenant renovations.

Provision for Income Taxes

            The Registrant's provision for income taxes was 29.0% for 2000, 37.5% for 1999 and 39.2% for 1998. The reduction in the percentage for 2000 results from the over-accrual of income tax for the prior year.

Balance Sheet:

Rental Property and Equipment, Net

            $18,000,000 of the increase resulted from the assignment to BRW of two leasehold interests in the Mall Complex on July 1, 2000. In addition, Registrant purchased the Fort Hill office building in September 2000 for a price of $6,992,000. Registrant has an 80% interest in the ownership of this building.

Construction in Process

            The decrease in construction in process from $4,244,000 to $1,988,000 is primarily due to the completion in 1999 of two residential housing projects and the sale of finished townhomes in the Yorkshire Knolls project.

Investments

            Investments consist primarily of municipal bonds. The increase from $19,626,000 in 1998 to $35,806,000 in 1999 and the increase from $35,806,000 in
1999 to $41,535,000 in 2000 principally resulted from the investment of cash generated from operations.

Investments In and Advances To Joint Ventures and Partnerships

            The increase in 2000 of $3,324,000 as compared to 1999 resulted from earnings of $635,000 and the receipt of $2,689,000.

Mortgage Loans Payable

            The 2000 increase reflects the $5,750,000 mortgage placed on the Fort Hill office building.

Notes Payable

            The 2000 increase in Notes Payable reflects Registrant's issuance of notes payable to two affiliated partnerships upon the assignment of two leasehold interests in the Mall Complex.

Accrued Expenses

            The 2000 increase of $1,221,000 is primarily due to the assignment to the Company of leasehold interests in the Mall Complex and the formation of BRW.

Deposits

            The 2000 security deposit increase of $328,000 is primarily due to the assignment to the Company of leasehold interests in the Mall Complex and the formation of BRW and the purchase of the Fort Hill office building.

Minority Interest

            The 2000 increase of $6,381,000 represents the 46% membership interest of Trilon in BRW.

Liquidity and Capital Resources

            Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow and liquid assets or that additional funding will be available to Registrant if needed.

            During the year ended December 31, 2000, Registrant generated cash flow from operating activities of $16,972,000. Cash flow from operating activities together with distributions from joint ventures and the proceeds from Mortgages and Notes Payable were used in investing activities of $24,119,000, which consisted of investments in municipal bonds and other activities of $17,276,000, plus proceeds of $2,689,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of mortgages payable in the amount of $110,000 and the purchase of Treasury Stock in the amount of $164,000. Additionally, cash flow from financing activities was provided by the proceeds of mortgages payable in the amount of $5,750,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $1,671,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 2000.

            During the year ended December 31, 1999, Registrant generated cash flow from operating activities of $16,063,000. Cash flow form operating activities was used in investing activities of $12,740,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $17,696,000, less proceeds of $4,956,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable. Overall, cash flow from operating, investing and financing resulted in an increase of $2,268,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 2000.

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

Year 2000 Issue

            The Registrant has not experienced any significant Year 2000 compliance issues.

Item 8. Financial Statements and Supplementary Data.

            The financial statements are listed under Item 14 in this annual report and are included therein.

            No supplementary data are supplied because none are required.

Item 9. Disagreements on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

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

A. Reports on Form 8-K. Registrant filed no reports on Form 8-K during the year 2000.

B.    Exhibits. Index to Exhibits

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

                                    Part IV


Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 10-K

The following documents are filed as part of this report:

Report of independent public accountants .......................................   22

Consolidated balance sheets
  As of December 31, 2000 and 1999 .............................................   23

Consolidated statements of income
  For the years ended December 31, 2000, 1999, and 1998 ........................   25

Consolidated statements of changes in shareholders' equity
  For the years ended December 31, 2000, 1999, and 1998 ........................   26

Consolidated statements of cash flows
  For the years ended December 31, 2000, 1999, and 1998 ........................   27

Notes to consolidated financial statements
  December 31, 2000 and 1999 ...................................................   29

Schedule III - Real estate and accumulated depreciation
  For the years ended December 31, 2000 and 1999 ...............................   42

Schedule IV - Mortgage loans on real estate
  For the years ended December 31, 2000, 1999, and 1998 ........................   45

  Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto

Exhibits .......................................................................   49

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to William Oshinsky, Treasurer, Bresler & Reiner, Inc., 401 M Street, S.W., Washington, D.C. 20024, who will advise shareholders of the fee for any exhibit.

Report of independent public accountants

To the Shareholders of
Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresler & Reiner, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Vienna, Virginia
March 15, 2001

                            Bresler & Reiner, Inc.

                          Consolidated balance sheets
                       As of December 31, 2000 and 1999


                                    Assets

                                                                    2000              1999
                                                                ------------      ------------
Rental property and equipment, net                              $ 56,878,000      $ 34,190,000

Construction in process                                            1,988,000         4,244,000

Homes held for sale                                                1,118,000           974,000

Land held for sale                                                 4,228,000         4,254,000

Receivables:
  Mortgages and notes, affiliates                                  2,708,000         3,553,000
  Mortgages and notes, other                                         484,000           385,000
  Other                                                            4,373,000         3,210,000

Investment in and advances to joint ventures and partnerships      5,235,000         1,911,000

Cash and cash equivalents                                          5,935,000         7,606,000

Cash deposits held in escrow                                       6,388,000         6,035,000

Investments                                                       41,535,000        35,806,000

Income taxes receivable                                            3,046,000         1,190,000

Due from affiliates                                                       --           137,000

Deferred charges and other assets                                  2,607,000         1,757,000
                                                                ------------      ------------
Total assets                                                    $136,523,000      $105,252,000
                                                                ============      ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                            Bresler & Reiner, Inc.

                          Consolidated balance sheets
                       As of December 31, 2000 and 1999

                     Liabilities and shareholders' equity


                                                                                     2000             1999
                                                                                -------------    -------------
Liabilities:
   Notes payable                                                                $   8,679,000    $          --
   Mortgage loans payable                                                          10,694,000        5,054,000
   Accounts payable, trade                                                            715,000          638,000
   Accrued expenses                                                                 2,264,000        1,043,000
   Tenant deposits                                                                    587,000          259,000
   Deferred income                                                                     13,000           19,000
   Deferred income taxes payable                                                    3,436,000        3,748,000
   Due to affiliates                                                                  466,000               --
                                                                                -------------    -------------
Total liabilities                                                                  26,854,000       10,761,000
Minority interest                                                                   7,444,000        1,063,000
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value; 4,000,000 shares authorized; 2,839,653 shares issued; 2,738,906 and 2,745,228 shares outstanding as of
   December 31, 2000 and 1999, respectively                                            28,000           28,000
   Capital in excess of par                                                         7,565,000        7,565,000
   Retained earnings                                                               96,436,000       87,475,000
   Treasury stock (100,747 and 94,425 shares as of December 31, 2000 and
   1999, respectively)                                                             (1,804,000)      (1,640,000)
                                                                                -------------    -------------
Total shareholders' equity                                                        102,225,000       93,428,000
                                                                                -------------    -------------
Total liabilities and shareholders' equity                                      $ 136,523,000    $ 105,252,000
                                                                                =============    =============

   The accompanying notes are an integral part of these consolidated balance sheets.

                            Bresler & Inc. Reiner,

                       Consolidated statements of income
             For the years ended December 31, 2000, 1999, and 1998

                                                               2000          1999          1998
                                                           -----------   -----------   -----------
 Revenues:
    Sales of homes and lots                                $ 6,243,000   $ 6,370,000   $ 5,672,000
    Other construction, net                                    466,000       765,000     1,216,000
    Rental income - apartments                               2,646,000     2,506,000     2,503,000
    Rental income - commercial                              21,487,000    12,133,000    11,379,000
    Hotel income                                             7,799,000     7,386,000     7,224,000
    Management fees, affiliates                                659,000       914,000       888,000
    Leasing fees, affiliates                                   390,000       749,000       766,000
    Interest-
      Affiliates                                               441,000     1,118,000     1,178,000
      Other                                                  2,479,000     2,003,000     1,561,000
    Gain on sales of realty interests, net                     959,000       601,000       726,000
    Equipment leasing and vending                               27,000        33,000       269,000
    Gain on sale of equity investment                               --     3,006,000          --
    Income from equity  investments                            635,000       997,000     1,621,000
    Other                                                       77,000       101,000        49,000
                                                           -----------   -----------   -----------
 Total revenues                                             44,308,000    38,682,000    35,052,000
                                                           -----------   -----------   -----------
 Costs and expenses:
    Cost of home and lot sales                               5,821,000     6,183,000     5,437,000
    Rental expense - apartments                              1,678,000     1,543,000     1,430,000
    Rental expense - commercial                              8,805,000     4,439,000     4,281,000
    Hotel expense                                            5,461,000     5,175,000     5,141,000
    Land development expense                                   107,000       103,000       103,000
    General and administrative                               2,058,000     1,687,000     1,796,000
    Interest expense                                           875,000       450,000       868,000
    Equipment leasing and vending                               25,000        29,000        61,000
    Provision for loss on real estate                               --            --       582,000
    Other                                                      503,000        39,000       350,000
                                                           -----------   -----------   -----------
 Total costs and expenses                                   25,333,000    19,648,000    20,049,000
                                                           -----------   -----------   -----------
 Net income before income taxes and minority interest       18,975,000    19,034,000    15,003,000
 Provision for income taxes                                  5,511,000     7,129,000     5,878,000
                                                            -----------   -----------   -----------
 Net income before minority interest                        13,464,000    11,905,000     9,125,000
 Minority interest                                           3,306,000            --       103,000
                                                           -----------   -----------   -----------
 Net income                                                $10,158,000   $11,905,000   $ 9,228,000
                                                           ===========   ===========   ===========
 Basic and diluted earnings per share                   $         3.71   $      4.30   $      3.32
                                                           ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

          Consolidated statements of changes in shareholders' equity
             For the years ended December 31, 2000, 1999, and 1998


                                                     Capital                                            Total
                                      Common        in excess        Retained         Treasury      shareholders'
                                      stock           of par         earnings           stock          equity
                                  -------------   -------------   -------------    -------------    -------------
Balance, December 31, 1997        $      28,000   $   7,565,000   $  66,342,000    $    (682,000)   $  73,253,000
  Net income                                 --              --       9,228,000               --        9,228,000
                                  -------------   -------------   -------------    -------------    -------------
Balance, December 31, 1998               28,000       7,565,000      75,570,000         (682,000)      82,481,000
  Net income                                 --              --      11,905,000               --       11,905,000
  Purchase of treasury stock                 --              --              --         (958,000)        (958,000)
                                  -------------   -------------   -------------    -------------    -------------
Balance, December 31, 1999               28,000       7,565,000      87,475,000       (1,640,000)      93,428,000
  Net income                                 --              --      10,158,000               --       10,158,000
  Purchase of treasury stock                 --              --              --         (164,000)        (164,000)
  Assignment of leasehold
  interest from majority
  shareholders                               --              --      (1,197,000)              --       (1,197,000)
                                  -------------   -------------   -------------    -------------    -------------
Balance, December 31, 2000        $      28,000   $   7,565,000   $  96,436,000    $  (1,804,000)   $ 102,225,000
                                  =============   =============   =============    =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

                     Consolidated statements of cash flows
             For the years ended December 31, 2000, 1999, and 1998



                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                        $ 10,158,000    $ 11,905,000    $  9,228,000
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                      3,606,000       2,304,000       2,312,000
    Gain on sales of realty interests, net                              (959,000)       (601,000)       (726,000)
    Gain on sale of equity investment                                         --      (3,006,000)             --
    Income from equity investments                                      (635,000)       (997,000)     (1,621,000)
    Deferred income taxes                                               (312,000)     (2,263,000)        825,000
    Changes in other assets and liabilities:
      Construction in process                                          2,256,000       2,898,000       1,452,000
      Homes held for sale                                               (144,000)       (384,000)        545,000
      Land held for sale                                                      --          (9,000)         (8,000)
      Mortgages and notes receivable                                   1,705,000       1,553,000       1,743,000
      Income taxes receivable                                         (1,856,000)     (1,178,000)      1,144,000
      Cash deposits held in escrow                                      (353,000)      3,591,000        (985,000)
      Other assets                                                       (18,000)      3,608,000         574,000
      Minority interest                                                  652,000              --              --
      Other liabilities                                                2,872,000      (1,358,000)         21,000
                                                                    ------------    ------------    ------------
Total adjustments to reconcile net income to net cash provided by
operating activities                                                   6,814,000       4,158,000       5,276,000
                                                                    ------------    ------------    ------------
Net cash provided by operating activities                             16,972,000      16,063,000      14,504,000
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
  Investment in and advances to joint ventures and partnerships       (6,843,000)      4,956,000       2,272,000
  Net purchases of investments and municipal bonds                    (5,729,000)    (16,180,000)     (5,959,000)
  Increase in rental property equipment and other                    (11,547,000)     (1,516,000)       (725,000)
                                                                    ------------    ------------    ------------
Net cash used in investing activities                                (24,119,000)    (12,740,000)     (4,412,000)
                                                                    ------------    ------------    ------------

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2000, 1999, and 1998
                                  (Continued)


                                                           2000            1999             1998
                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from mortgage and notes payable             $  5,750,000    $         --    $         --
  Repayment of mortgage loans payable                      (110,000)        (97,000)    (10,516,000)
  Purchase of treasury stock                               (164,000)       (958,000)             --
                                                       ------------    ------------    ------------
Net cash provided by (used in) financing activities       5,476,000      (1,055,000)    (10,516,000)
                                                       ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents     (1,671,000)      2,268,000        (424,000)
Cash and cash equivalents, beginning of year              7,606,000       5,338,000       5,762,000
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year                 $  5,935,000    $  7,606,000    $  5,338,000
                                                       ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for-
    Interest                                           $    875,000    $    450,000    $    873,000
    Income taxes                                          7,557,000       7,471,000       3,150,000
Supplemental disclosures of noncash activities:
  Escrowed cash deposits received                           540,000         146,000         177,000
  Escrowed cash deposits refunded                           212,000         107,000         207,000
  Acquisition of rental property, note payable and
  minority interest                                      14,094,000              --              --

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

                  Notes to consolidated financial statements
                          December 31, 2000 and 1999


1.   Summary of significant accounting policies:

Organization and principles of consolidation

The consolidated financial statements include the accounts of Bresler & Reiner, Inc., and its wholly and majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

On July 1, 2000, two leasehold interests in a shopping-office center located in southwest Washington, D.C. ("Mall Complex") were assigned to the Company by Town Center East Investors ("TCE") and SEW Investors ("SEW"). The Company was the 1 percent general partner in SEW and the 49 percent general partner in TCE. In connection with the assignment of these leasehold interests, the Company issued notes of $4.9 million and $3.8 million and paid cash of $2.1 million and $1.6 million to TCE and SEW, respectively. The Company assigned these newly acquired leasehold interests, in addition to one that the Company previously owned, to a newly formed single entity, B&R Waterfront Properties, LLC ("BRW"). The Company is the managing member and holds a 54 percent interest in BRW. Effective July 1, 2000, it has reported the results of operations of BRW on a consolidated basis with elimination of the minority interest.

In addition to the 1 percent partnership interest held by the Company in SEW, 36 percent was held by related parties of the Company. Therefore, of the $5.4 million assigned for SEW's leasehold interest, $1.2 million was considered to be a transfer of assets between entities under common control and was recorded against retained earnings and not included in the basis of the assigned assets.

On October 13, 2000, BRW entered into an agreement with K/FCE Investment, L.L.C. and K/FCE Management, L.L.C., ("K/FCE") a joint venture between Washington, D.C. based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. Pursuant to the terms of this agreement, K/FCE Joint Venture, at its expense, will undertake physical and economic studies and propose a redevelopment plan for the Mall Complex. It is expected that this will take approximately one year. In the event that K/FCE can create a feasible plan, the parties will form a joint venture to redevelop the property following the expiration, in September 2002, of the Government (GSA) lease. Commencing with the fourth quarter of 2002 and during the ensuing two to three year period necessary for the redevelopment and re-tenanting of the Mall Complex, the Company may experience a significant reduction in revenue.

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

Revenue recognition

The Company accounts for revenue from sales of homes and condominiums and sales of real property in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Rental, construction, and management service fees are generally recorded when earned. Leasing fees are recorded as earned over the life of the lease.

 The accompanying notes are an integral part of these consolidated statements.

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

Earnings per share

The Company has no dilutive securities; therefore, basic and diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each year (2,739,769 shares in 2000, 2,766,429 shares in 1999, and 2,780,528 shares in 1998).

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash deposits held in escrow

Amounts include deposits held in escrow for tenants, deposits on homes held for sale, and the net of rental receipts and expenses held by the management companies.

Investments

As of December 31, 2000 and 1999, all investment securities, consisting of municipal bonds, FHLMC notes, and FNMA notes, are classified as held-to-maturity and are therefore reported at amortized cost. The fair value of these instruments approximates carrying value at year-end. There were no unrealized holding gains or losses. All the instruments mature within one year. There were no sales of investment securities during 2000 or 1999.

 The accompanying notes are an integral part of these consolidated statements.

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

Reclassifications

Certain 1999 and 1998 amounts have been reclassified in order to conform to the 2000 presentation.

2.   Rental property and equipment, net:

                                      2000            1999
                                 -------------    -------------
Land                             $   4,027,000    $   3,527,000
Buildings and improvements         102,929,000       56,200,000
Equipment                            6,080,000        4,639,000
                                 -------------    -------------
                                   113,036,000       64,366,000
Less- Accumulated depreciation     (56,158,000)     (30,176,000)
                                 -------------    -------------
                                 $  56,878,000    $  34,190,000
                                 -------------    -------------

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

5.   Gain on sales of realty interests, net:


                                                                               2000       1999      1998
                                                                             --------   --------   --------
Sales price                                                                  $     --   $     --   $171,000
Cost of sales                                                                      --         --    107,000
                                                                             --------   --------   --------
Gain recognized, current-year transactions                                         --         --     64,000
Gain recognized from prior-years' sales recorded using the installment
method                                                                        959,000    601,000    662,000
                                                                             --------   --------   --------
                                                                             $959,000   $601,000   $726,000
                                                                             ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

6.   Other construction, net:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:

                                   2000           1999         1998
                              --------------   ----------   ----------
Other construction revenues   $    1,730,000   $1,714,000   $2,244,000
Other construction costs           1,264,000      949,000    1,028,000
                              --------------   ----------   ----------
Other construction, net       $      466,000   $  765,000   $1,216,000
                              ==============   ==========   ==========

7.   Notes payable and mortgage loans payable:

                                                           Maturities for debt
                                                            outstanding as of
                                          2000              December 31, 2000
                                      -----------          -------------------
Notes payable, 9.00%/(a)/             $ 8,679,000                  2007


/(a)/ Interest rates relate to the 2000 balances.

None of the notes payable are recourse to the Company at December 31, 2000.

Annual contractual principal payments as of December 31, 2000, are as follows:


                                                       Notes payable
                                                       -------------
   2001                                                $    942,000
   2002                                                   1,028,000
   2003                                                   1,123,000
   2004                                                   1,226,000
   2005                                                   1,339,000
   2006 and thereafter                                    3,021,000
                                                       ------------
Total                                                  $  8,679,000
                                                       ============


                                                                                                 Maturities for debt
                                                                                                 outstanding as of
                                                                     2000           1999         December 31, 2000
                                                                --------------    -----------    -------------------
Mortgage loans payable, 8.50%/(a)/ collateralized by rental
properties                                                      $    4,948,000    $ 5,054,000             2001

Mortgage loans payable, 7.70%/(a)/ collateralized by rental
properties                                                           5,746,000             --             2031
                                                                --------------    -----------
Total                                                           $   10,694,000    $ 5,054,000
                                                                ==============    ===========

/(a)/ Interest rates relate to the 2000 balances.

 The accompanying notes are an integral part of these consolidated statements.

None of the mortgage loans payable are recourse to the Company at December 31, 2000. In addition, as of December 31, 2000, the Company has no recourse obligations.

Annual contractual principal payments as of December 31, 2000, are as follows:

                                             Mortgage loans
                                                payable
                                           ----------------
   2001                                    $      4,990,000
   2002                                              55,000
   2003                                              59,000
   2004                                              64,000
   2005                                              69,000
   2006 and thereafter                            5,457,000
                                           ----------------
   Total                                   $     10,694,000
                                           ================

During 1998, the Company retired approximately $10 million in debt due throughout the years 1998 to 2001. There was no extraordinary gain or loss associated with this transaction.

8.   Mortgages and notes receivable, affiliates:

                                        2000            1999
                                  ---------------   ------------
Mortgages and notes:
   Due 2009/(a)/                  $     1,265,000   $  1,279,000
Installment sales:
   Due 2004/(b)/                        1,443,000      1,548,000
   Due 2000/(c)/                               --        726,000
                                  ---------------   ------------
                                  $     2,708,000   $  3,553,000
                                  ===============   ============

/(a)/ Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company's officers and directors own 8 percent of the limited partnership.

/(b)/ Amounts due are net of deferred gains of $1,114,000 and $1,195,000 in 2000 and 1999, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 2004, with a final payment due 2004 of approximately $1,735,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 8 percent of the limited partnership.

/(c)/ Amount due was net of deferred gain of $862,000 in 1999. The amount was due in monthly installments of $95,700, including interest at 10 percent through 2000, with a final payment due of approximately $739,000 from a limited partnership in which the Company was a sole general partner and had a 1 percent interest. The building sold was pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors owned 36 percent of the limited partnership.

 The accompanying notes are an integral part of these consolidated statements.

9.   Mortgages and notes receivable, other:

                                                                                               2000         1999
                                                                                           ----------   ----------
Mortgages and notes:
   Home sales, 8% to 12.5%, due through 2020                                               $   74,000    $  77,000
   Condominium sales, 8% to 13%, net of deferred gain of $80,000 and $96,000 in 2000
   and 1999, respectively                                                                      77,000       92,000
Notes receivable:
   Other, 8% to 10%, due through 2005                                                         266,000      128,000
   Tenant improvements, 10%, due through 2003                                                  67,000      808,000
                                                                                           ----------   ----------
                                                                                           $  484,000   $  385,000
                                                                                           ==========   ==========

All mortgage notes are collateralized by first trusts on houses or residential property.

10.  Investment in and advances to joint ventures and partnerships:

The Company has general and limited partnership interests in entities that are developing or operating properties located in Northern Virginia and Washington, D.C.

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests:

                          Company interests                                           As of December 31, 2000
                         ------------------                                 -----------------------------------------
                                                                                                          Partnership
                         General   Limited        Current status of                                         equity
                         partner   partner           partnerships            Assets           Debt         (deficit)
                         -------   -------        -----------------         ---------      ---------      -----------
                                                    Owns and operates
                                                    256 apt. units in
Third Street S.W.                                   Southwest
Investors                   1%         --           Washington, D.C.        1,569,000      7,433,000      (5,864,000)

                                                    Leveraged
Tech High Leasing          50%         --           equipment leasing         704,000             --         704,000

                                                    Leveraged
Builders Leasing           20%         --           equipment leasing         326,000      1,450,000      (1,124,000)

11.  Commitments and contingencies:

Financial commitments

In prior years, the Company pledged its interests in the General Services Administration's (GSA) lease to the lender as security for Trilon Plaza Company's (an entity affiliated with the Company) mortgages totaling $1.9 million. The mortgage was paid off in entirety during 1999.

At December 31, 2000, the Company had approximately $1,454,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

 The accompanying notes are an integral part of these consolidated statements.

Litigation

The Company and other related entities are defendants in suits filed by certain present and former employees of the Environmental Protection Agency (EPA), which occupies office space at the Mall Complex (a portion of which is owned by the Company). The complaint seeks damages aggregating $40,000,000 under claims of negligence, breach of warranty of habitability, breach of contract, strict liability, loss of consortium, and punitive damages. The claims of six plaintiffs were tried by a jury from October 25 to December 23, 1993, with verdicts for plaintiffs totaling $948,000. No punitive damages were awarded. The judgments in favor of four defendants were overturned following trial, reducing the total award to $232,000. Plaintiffs filed an appeal. The Court of Appeals reversed the trial judge. The cases of 14 primary plaintiffs and 3 loss of consortium plaintiffs remain to be tried. Management believes that the claims are without merit and intends to continue to contest the case vigorously.

In prior years, three "copycat" suits were filed. Two have been dismissed with prejudice and the third suit is in discovery. Management believes that the claim in discovery is without merit and intends to continue to contest the case vigorously, but the ultimate outcome of this matter is uncertain.

Also, in the normal course of business, the Company is involved in other types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, the litigation that is currently pending against the Company will not have a material impact on the financial position or future operations of the Company as a whole.

Significant lease

The EPA occupies 1.2 million square feet subject to a GSA lease in the Mall Complex. This complex is owned by BRW, a limited liability company in which the Company owns a 54 percent interest. The EPA is the GSA's tenant. The lease with the GSA was for a five-year period beginning September 1992. The lease has been extended to September 2002.

In aggregate, approximately 28 percent of the Company's 2000 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations is dependent on the continuation of the lease, and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

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

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes includes the following components:


                                           2000           1999            1998
                                       ------------   -----------    ------------
Provision for income taxes
   Current tax                         $  5,823,000   $ 9,392,000    $  5,053,000
   Deferred tax                            (312,000)   (2,263,000)        825,000
                                       ------------   -----------    ------------
Total provision for income taxes       $  5,511,000   $ 7,129,000    $  5,878,000
                                       ============   ===========    ============

 The accompanying notes are an integral part of these consolidated statements.

A reconciliation of the statutory federal tax rate to the Company's effective income tax rate follows:

                                                      2000     1999     1998
                                                     -----     ----     ----
Statutory rate                                        34.0%    34.0%    34.0%
Increase (decrease) resulting from:
   State taxes, net of federal income tax benefit      6.1      7.7      7.0
   Low-income housing tax benefits                    (2.4)   (17.6)    (6.9)
   Other                                              (8.7)    13.4      5.1
                                                     -----    -----    -----
Effective rate                                        29.0%    37.5%    39.2%
                                                     =====    =====    =====

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                                                          Deferred income tax
                            Deferred tax liability    provision (benefit) for the      Deferred tax liability
                                (asset) as of                 year ended                   (asset) as of
                              December 31, 2000            December 31, 2000             December 31, 1999
                            ----------------------    ---------------------------      ----------------------
Basis in property                 $   303,000                 $(1,331,000)                   $ 1,634,000
Investment in partnerships          3,451,000                   1,197,000                      2,254,000
Installment sales                     175,000                      13,000                        162,000
Leases                                     --                    (241,000)                       241,000
Other                                (493,000)                     50,000                       (543,000)
                                  -----------                 -----------                    -----------
Total                             $ 3,436,000                 $  (312,000)                   $ 3,748,000
                                  ===========                 ===========                    ===========

Also, included in deferred charges and other assets in the accompanying consolidated balance sheets are deferred tax credits earned as a result of the Company's investments in low-income housing projects. As of December 31, 2000, the Company had no deferred tax credit and as of December 31, 1999, the Company's deferred tax credit totaled $584,000. The realizability of this credit is dependent upon the Company's ability to produce taxable income in the future.

13.  Operating leases:

As a lessee

At December 31, 2000, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency, with aggregate annual rental payments of approximately $130,000 plus certain expenses. The lease expires in 2058.

Rent expense for the years ended 2000, 1999, and 1998 was approximately $86,000, $43,000, and $76,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance, and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

 The accompanying notes are an integral part of these consolidated statements.

Minimum rentals to be paid under all noncancelable leases at December 31, 1999, are as follows:

                                                           Amount
                                                       -------------
2001                                                   $     130,000
2002                                                         130,000
2003                                                         130,000
2004                                                         130,000
2005                                                         130,000
2006 and thereafter                                        6,875,000
                                                       -------------
Total                                                  $   7,525,000
                                                       =============

As a lessor

Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:


                                          Noncancelable       Other
                                             leases           leases
                                         -------------     -----------
2001                                     $  30,273,000     $        --
2002                                         5,784,000      17,341,000
2003                                         4,629,000              --
2004                                         3,216,000              --
2005                                         2,054,000              --
2006 and thereafter                          5,497,000              --
                                         -------------     -----------
Total                                    $  51,453,000     $17,341,000
                                         =============     ===========

14.  Transactions with affiliates:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:

                                          2000           1999          1998
                                       ----------    -----------    ----------
Revenues:
   Leasing fees                        $  390,000    $   749,000    $  766,000
   Management fees                        659,000        914,000       888,000
   Interest                                    --             --     1,178,000

Costs and expenses:
   Lumber and millwork                         --             --           --
   Insurance                              710,000        579,000       520,000

 The accompanying notes are an integral part of these consolidated statements.

15.  Pension plan:

The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan (the Plan) covering substantially all full-time employees. The Plan provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation rates for the five years preceding retirement. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of mortgage notes receivable and cash equivalents.

The net periodic pension costs for 2000, 1999, and 1998 are computed as follows:

                                                       2000         1999          1998
                                                     ---------    ---------    ---------
Service cost-benefits earned during the year         $ 250,000    $ 236,000    $ 221,000
Interest cost on projected benefit obligation          248,000      238,000      216,000
Return on plan assets                                 (288,000)    (250,000)    (278,000)
Amortization of unrecognized net obligation             57,000       57,000       57,000
                                                     ---------    ---------    ---------
Net periodic pension cost                            $ 267,000    $ 281,000    $ 216,000
                                                     =========    =========    =========

The following table details the Plan's net pension asset as of December 31, 2000 and 1999:

                                                                                          2000           1999
                                                                                      -----------    -----------
Actuarial Present Value of Benefit Obligation:
   Vested benefits                                                                    $ 3,108,000    $ 2,851,000
   Nonvested benefits                                                                     115,000        106,000
                                                                                      -----------    -----------
   Accumulated benefit obligation                                                       3,223,000      2,957,000
   Effect of projected future compensation increases                                    1,290,000      1,183,000
                                                                                      -----------    -----------
   Projected benefit obligation                                                         4,513,000      4,140,000
   Plan assets at fair value                                                            4,259,000      4,123,000
                                                                                      -----------    -----------
   Plan assets under projected benefit obligation                                        (254,000)       (17,000)
   Unrecognized net gain                                                                 (345,000)      (372,000)
   Unrecognized net obligation at date of adoption being recognized over 22 years         510,000        567,000
                                                                                      -----------    -----------
Net pension asset                                                                     $   (89,000)   $   178,000
                                                                                      ===========    ===========

Interest assumptions used were:

                                                         2000          1999
                                                        ------        ------
Preretirement discount rate                              6.00%         6.00%
Postretirement discount rate                             6.00          6.00
Rate of increase in future compensation                  4.00          4.00
Long-term rate of return on plan assets                  7.00          7.00

 The accompanying notes are an integral part of these consolidated statements.

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

 .    Notes payable and mortgage loans payable

     The fair value of notes payable is estimated by discounting the future cash flows based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings. For short-term notes payable, the carrying amount is a reasonable estimate of fair value.

 .    Accounts payable, trade

     The fair value of accounts payable, trade is the carrying amount payable at the reporting date.

 The accompanying notes are an integral part of these consolidated statements.

The estimated fair values of the Company's financial instruments are as follows:


                                             December 31, 2000           December 31, 1999
                                       -------------------------   -------------------------
                                         Carrying                    Carrying
                                          amount      Fair value      amount      Fair value
                                       -----------   -----------   -----------   -----------
Financial assets:
   Cash and cash equivalents           $ 5,935,000   $ 5,935,000   $ 7,606,000   $ 7,606,000
   Cash deposits held in escrow          6,988,000     6,988,000     6,035,000     6,035,000
   Investments                          41,535,000    41,535,000    35,806,000    35,806,000

   Receivables-
     Mortgages and notes, affiliates     2,708,000     2,924,000     3,553,000     5,610,000
     Mortgages and notes, others           484,000       495,000       385,000       574,000
     Other                               4,373,000     4,373,000     3,210,000     3,210,000

Financial liabilities:
   Notes payable                         8,679,000     9,117,000            --            --
   Mortgage loans payable               10,694,000    10,525,000     5,054,000     5,084,000
   Accounts payable, trade                 715,000       715,000       638,000       638,000

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

17.  Quarterly results of operations (unaudited):

                                                                           Three months ended
                                                        ------------------------------------------------------
                                                         March 31,      June 30,   September 30,  December 31,
                                                           2000           2000         2000           2000
                                                        -----------   -----------  -------------  ------------
Revenues                                                $ 7,412,000   $ 9,446,000   $13,171,000   $14,279,000
Net income before income taxes and minority
interest                                                  3,518,000     4,379,000     5,684,000     5,394,000
Net income                                                2,139,000     2,656,000     3,107,000     2,256,000
Earnings per share                                             0.78          0.97          1.13          0.83

                                                                           Three months ended
                                                        -------------------------------------------------------
                                                         March 31,      June 30,    September 30,  December 31,
                                                            1999          1999          1999          1999
                                                        -----------    -----------  -------------  ------------
Revenues                                                 $ 8,190,000   $ 8,326,000   $12,096,000   $10,070,000
Net income before income taxes and minority
interest                                                   3,706,000     4,215,000     6,969,000     4,144,000
Net income                                                 2,277,000     2,539,000     4,503,000     2,586,000
Earnings per share                                              0.82          0.92          1.63          0.93

18.  Segment information:

The Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rentals, and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects. This segment represents 15, 19, and 19 percent of the Company's total consolidated revenue in years 2000, 1999, and 1998, respectively. Commercial Rental focuses on providing office and retail space for various types of

 The accompanying notes are an integral part of these consolidated statements.

tenants, ranging from retail to governmental agencies. This segment provides 41, 31, and 25 percent of the Company's total consolidated revenue in years 2000, 1999, and 1998, respectively. Residential Rental focuses on providing housing for low-income families throughout the Washington, D.C., Metropolitan area. This segment represents 6 percent of the Company's total consolidated revenue in years 2000 and 1999, and 7 percent of the company's total consolidated revenue in the year 1998. Hotel Operations focuses on the ownership of two hotel properties. This segment provides 18, 19, and 21 percent of the Company's total consolidated revenue in years 2000, 1999, and 1998, respectively. Interest and other revenue is composed of various activities and represents the remaining 20, 25, and 28 percent of the Company's total consolidated revenue in years 2000, 1999, and 1998, respectively. The Company is not involved in any operations in countries other than the United States.

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

                                                For the years ended December 31
                                        -----------------------------------------------
                                             2000              1999              1998
                                        -------------    -------------    -------------
Revenues:
   Home and other construction          $   6,709,000    $   7,135,000    $   6,888,000
   Commercial rental                       21,487,000       15,455,000       12,661,000
   Residential rental                       2,646,000        2,506,000        2,503,000
   Hotel management                         7,799,000        7,386,000        7,224,000
   Interest and other                       8,914,000        9,676,000        9,677,000
   Consolidated entries                    (3,247,000)      (3,476,000)      (3,901,000)
                                        -------------    -------------    -------------
Total                                      44,308,000       38,682,000       35,052,000
                                        -------------    -------------    -------------

Gross operating income:
   Home and other construction                888,000          952,000        1,451,000
   Commercial rental                       12,682,000        9,267,000        6,498,000
   Residential rental                         968,000          813,000          923,000
   Hotel management                         2,338,000        2,211,000        2,083,000
   Interest and other                       2,099,000        7,916,000        5,384,000
   SG&A                                    (2,058,000)      (1,687,000)      (1,796,000)
   Income taxes and minority interest      (8,817,000)      (7,129,000)      (5,775,000)
   Consolidated entries                     2,058,000         (438,000)         460,000
                                        -------------    -------------    -------------
Total                                      10,158,000       11,905,000        9,228,000
                                        -------------    -------------    -------------

Assets:
   Home and other construction          $   4,245,000    $   6,254,000    $   8,602,000
   Commercial rental                       69,914,000       55,056,000       52,683,000
   Residential rental                       2,092,000        1,805,000        1,924,000
   Hotel management                         9,415,000       10,185,000       10,455,000
   Investments and other                   55,858,000       38,762,000       32,506,000
   Income taxes receivable                  3,046,000        1,190,000           12,000
   Consolidated entries                    (8,047,000)      (8,000,000)      (8,296,000)
                                        -------------    -------------    -------------
Total                                   $ 136,523,000    $ 105,252,000    $  97,886,000
                                        =============    =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                            Bresler & Reiner, Inc.

            Schedule III - Real estate and accumulated depreciation
                       As of 2000 and 1999 December 31,
                            (Dollars in thousands)

                                                                   Column C                       Column D
                                                              -----------------------   ------------------------------
                                                                                        Cost capitalization subsequent
          Column A                                Column B    Initial cost to Company           to acquisition
-----------------------------------------       ------------  -----------------------   ------------------------------
                                                                         Building and
        Description                             Encumbrances    Land     improvements  Improvements     Carrying cost
-----------------------------------------       ------------  --------   ------------  ------------   ----------------
As of December 31, 2000:
        Charlestown North (Apartments in
        Greenbelt, Maryland)                           N/A    $     --     $  2,179      $    466            $   --
        Commons (Apartments in
        Washington, D.C.)                              N/A         277        1,047           673                --
        Lakeview Manor Nursing Home
        (Lakewood, New Jersey)                         N/A         100        4,026            --                --
        Uptown (Hotel in Baltimore,
        Maryland)                                      N/A          --        7,368           220                --
        Allentown Road Motel (Suitland,
        Maryland)                                      N/A         378        2,793         1,613                --
        Egap (Convenience Stores in
        Florida, Louisiana, and North
        Carolina)                                      N/A          58        3,388           247                --
        NationsBank Building (Office
        Building in Manassas, Virginia)                N/A          63          798            43                --
        Paradise/Sudley North (four Office
        Buildings in Manassas, Virginia)               N/A       2,216       12,679         4,085                --
        7800 Building (Office Building in
        Manassas, Virginia)                            N/A         317        1,636           492                --
        Fort Hill (Office Building in
        Centreville, VA)                             5,746         500        6,492           500                --
        B&R Waterfront Properties, LLC
        (Mall Complex in Washington, D.C)              N/A          --       55,123            --                --
                                                  --------    --------     --------      --------            ------
                                                  $  5,746    $  3,909     $ 97,529      $  8,339            $   --
                                                  ========    ========     ========      ========            ======

                                                        Column E
                                           --------------------------------
                                            Gross amount at which carried
          Column A                               at close of period           Column F      Column G        Column H
-----------------------------------------  -------------------------------  ------------  ------------    -------------
                                                    Building and            Accumulated     Date of
        Description                         Land    improvements   Total    depreciation  Construction    Date acquired
-----------------------------------------  -------  ------------  --------  ------------  ------------    -------------
As of December 31, 2000:
        Charlestown North (Apartments in
        Greenbelt, Maryland)               $     --   $  2,902    $  2,902    $  2,003          --            1971
        Commons (Apartments in
        Washington, D.C.)                       387      1,647       2,034       1,196          --            1971
        Lakeview Manor Nursing Home
        (Lakewood, New Jersey)                  100      4,026       4,126       2,807          --            1984
        Uptown (Hotel in Baltimore,
        Maryland)                                --      5,669       5,669       1,010          --            1993/(a)/
        Allentown Road Motel (Suitland,
        Maryland)                               378      4,587       4,965       2,612          --            1987
        Egap (Convenience Stores in
        Florida, Louisiana, and North
        Carolina)                               391      2,202       2,593       1,625          --            1987
        NationsBank Building (Office
        Building in Manassas, Virginia)          90        787         877         230        1991              --
        Paradise/Sudley North (four Office
        Buildings in Manassas, Virginia)      1,898     17,482      19,380       6,540        1987              --
        7800 Building (Office Building in
        Manassas, Virginia)                     283      2,012       2,295         809        1990              --
        Fort Hill (Office Building in
        Centreville, VA)                        500      6,492       6,992          42          --            2000
        B&R Waterfront Properties, LLC

        (Mall Complex in Washington, D.C)        --     55,123      55,123      33,471          --            2000
                                           --------   --------    --------    --------
                                           $  4,027   $102,929    $106,956    $ 52,345
                                           ========   ========    ========    ========
          Column A                                         Column I
-----------------------------------------             -----------------
                                                         Life on which
                                                       depreciation on
                                                         latest income
                                                         statement is
        Description                                         computed
-----------------------------------------             -----------------
As of December 31, 2000:
        Charlestown North (Apartments in
        Greenbelt, Maryland)                             5 - 40 years
        Commons (Apartments in
        Washington, D.C.)                                5 - 40 years
        Lakeview Manor Nursing Home
        (Lakewood, New Jersey)                           5 - 30 years
        Uptown (Hotel in Baltimore,
        Maryland)                                        --
        Allentown Road Motel (Suitland,
        Maryland)                                        19 years
        Egap (Convenience Stores in
        Florida, Louisiana, and North
        Carolina)                                        19 years
        NationsBank Building (Office
        Building in Manassas, Virginia)                  31 1/2 years
        Paradise/Sudley North (four Office
        Buildings in Manassas, Virginia)                 31 1/2 years
        7800 Building (Office Building in
        Manassas, Virginia)                              15 - 31 1/2 years
        Fort Hill (Office Building in
        Centreville, VA)                                 39 1/2 years
        B&R Waterfront Properties, LLC
        (Mall Complex in Washington, D.C)                10 years

/(a)/ Asset acquisition recorded December 31, 1993.

                            Bresler & Reiner, Inc.

            Schedule III - Real estate and accumulated depreciation
                       As of December 31, 2000 and 1999
                            (Dollars in thousands)
                                  (Continued)


                                                                         Column C                        Column D
                                                                  -----------------------      ----------------------------
                                                                                              Cost capitalization subsequent
          Column A                                    Column B     Initial cost to Company            to acquisition
-------------------------------------------         ------------  -----------------------      ----------------------------
                                                                             Building and
        Description                                 Encumbrances    Land     improvements      Improvements   Carrying cost
-------------------------------------------         ------------  --------   ------------      ------------   -------------
As of December 31, 1999:
        Charlestown North (Apartments in
        Greenbelt, Maryland)                           N/A        $    --       $ 2,179           $    466        $    --
        Commons (Apartments in
        Washington, D.C.)                              N/A            277         1,047                673             --
        Waterside Mall East (Shopping
        Center in Washington, D.C.)                    N/A             --         6,631             13,259            111
        Lakeview Manor Nursing Home
        (Lakewood, New Jersey)                         N/A            100         4,026                 --             --
        Uptown (Hotel in Baltimore,
        Maryland)                                      N/A             --         7,368                220             --
        Allentown Road Motel (Suitland,
        Maryland)                                      N/A            378         2,793              1,613             --
        Egap (Convenience Stores in
        Florida, Louisiana, and North
        Carolina)                                      N/A             58         3,388                247             --
        NationsBank Building (Office
        Building in Manassas, Virginia)                N/A             63           798                 43             --
        Paradise/Sudley North (four Office
        Buildings in Manassas, Virginia)               N/A          2,216        12,679              4,085             --
        7800 Building (Office Building in
        Manassas, Virginia)                            N/A            317         1,636                492             --
                                                                  -------       -------            -------       --------
                                                                  $ 3,409       $42,545            $21,098       $    111
                                                                  =======       =======            =======       ========

                                                        Column E
                                           -----------------------------
                                           Gross amount at which carried
          Column A                                at close of period        Column F     Column G      Column H       Column I
------------------------------------------ -----------------------------  ------------ ------------  ------------- --------------
                                                                                                                   Life on which
                                                                                                                  depreciation on
                                                                                                                   latest income
                                                   Building and           Accumulated     Date of                   statement is
        Description                          Land  improvements  Total    depreciation construction  Date acquired    computed
------------------------------------------  ------ ------------ -------   ------------ ------------  ------------- --------------
As of December 31, 1999:
        Charlestown North (Apartments in
        Greenbelt, Maryland)                $   --   $ 2,448    $ 2,448      $ 1,904         --        1971        5 - 40 years
        Commons (Apartments in
        Washington, D.C.)                      387     1,643      2,030        1,129         --        1971        5 - 40 years
        Waterside Mall East (Shopping
        Center in Washington, D.C.)             --    15,610     15,610       10,217       1975          --        8 - 40 years
        Lakeview Manor Nursing Home
        (Lakewood, New Jersey)                 100     4,026      4,126        2,671         --        1984        5 - 30 years
        Uptown (Hotel in Baltimore,
        Maryland)                               --     5,669      5,669          867         --        1993/(a)/   --
        Allentown Road Motel (Suitland,
        Maryland)                              378     4,587      4,965        2,366         --        1987        19 years
        Egap (Convenience Stores in
        Florida, Louisiana, and North
        Carolina)                              391     2,202      2,593        1,509         --        1987        19 years
        NationsBank Building (Office
        Building in Manassas, Virginia)         90       787        877          205       1991          --        31 1/2 years
        Paradise/Sudley North (four Office
        Buildings in Manassas, Virginia)     1,898    17,216     19,114        5,964       1987          --        31 1/2 years
        7800 Building (Office Building in
        Manassas, Virginia)                    283     2,012      2,295          741       1990          --        15 - 31 1/2 years
                                            ------   -------    -------      -------
                                            $3,527   $56,200    $59,727      $27,573
                                            ======   =======    =======      =======

/(a)/ Asset acquisition recorded December 31, 1993.

                            Bresler & Reiner, Inc.

                             Notes to Schedule III
                            (Dollars in thousands)


                                                  2000       1999
                                                --------   --------
Land and building and improvements:
   Balance, January 1                           $ 59,727   $ 58,798
   Additions during period-
     Improvements                                 62,839        929
                                                --------   --------
                                                 122,566     59,727
   Deductions during period-
     Write-off of fully depreciated assets            --         --
     Other                                        15,610         --
                                                --------   --------
   Balance, December 31                         $106,956   $ 59,727
                                                ========   ========
Accumulated depreciation:

   Balance, January 1                           $ 27,573   $ 25,806
   Additions during period-
     Depreciation expense                         35,135      1,767
                                                --------   --------
                                                  62,708     27,573
   Deductions during period-
     Other                                        10,363         --
                                                --------   --------
   Balance, December 31                         $ 52,345   $ 27,573
                                                ========   ========

                            Bresler & Reiner, Inc.


                  Schedule IV - Mortgage loans on real estate
             For the years ended December 31, 2000, 1999, and 1998


                                  Column A                                 Column B         Column C            Column D
-----------------------------------------------------------------------  -------------  -------------------- -----------------
                                                                                                             Periodic payment
                                Description                                Interest       Maturity date           terms
-----------------------------------------------------------------------  -------------  -------------------- -----------------
For the year ended December 31, 2000:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)               9.5%              2004          $ 36,600/month/(a)/
        3rd Street Southwest Investors (S.W. Washington, D.C.)               9.5%              2009            11,200/month/(c)/

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000;
        5 units)                                                          9.5% to 13.5%  Various through 2013
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000;
        38 units)                                                         8.0% to 13.0%         2004


                                  Column A                             Column E     Column F    Column G           Column H
-------------------------------------------------------------------  -----------  ------------  ----------  -----------------------
                                                                                                              Principal amount of
                                                                                                Carrying    mortgage loans subject
                                                                                  Face amount   amount of   to delinquent principal
                                Description                          Prior liens  of mortgages  mortgages         or interest
-------------------------------------------------------------------  -----------  ------------  ----------  -----------------------
For the year ended December 31, 2000:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)           None       $4,350,000   $1,443,000            None
        3rd Street Southwest Investors (S.W. Washington, D.C.)           None        1,333,000    1,265,000            None
                                                                                                 ----------
                                                                                                 $2,708,000
                                                                                                 ==========
   Other-
     First mortgages:
        Home loans (Montgomery, County Maryland; $50,000 to $159,000;
        5 units)                                                                                 $   61,000            None
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000;
        38 units)                                                                                    77,000            None
                                                                                                 ----------
                                                                                                    138,000
                                                                                                 ----------
                                                                                                 $2,846,000
                                                                                                 ==========

                            Bresler & Reiner, Inc.

                 Schedule IV - Mortgage loans on real estate
             For the years ended December 31, 2000, 1999, and 1998


                                  Column A                                                    Column B            Column C
--------------------------------------------------------------------------------------      -------------    ---------------------

                                Description                                                   Interest         Maturity date
--------------------------------------------------------------------------------------      -------------    ---------------------
For the year ended December 31, 1999:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                                   9.5%               2004
        SEW Investors (S.W. Washington, D.C.)                                                     10%               2000
        3rd Street Southwest Investors (S.W. Washington, D.C.)                                   9.5%               2009

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 1 unit)               9.5% to 13.5%    Various through 2013
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 1 unit)           14.5%       Various through 2013
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)               8.0% to 13.0%           2004

                                  Column A                                                Column D          Column E     Column F
-------------------------------------------------------------------------------------- ------------------  ----------- ------------
                                                                                       Periodic payment                Face amount
                                Description                                                 terms          Prior liens of mortgages
-------------------------------------------------------------------------------------- ------------------  ----------- ------------
For the year ended December 31, 1999:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                         $36,600/month/(a)/       None    $4,350,000
        SEW Investors (S.W. Washington, D.C.)                                           95,700/month/(b)/       None     9,300,000
        3rd Street Southwest Investors (S.W. Washington, D.C.)                          11,200/month/(c)/       None     1,333,000

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 1 unit)
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 1 unit)
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)

                                  Column A                                                    Column G           Column H
--------------------------------------------------------------------------------------      ------------ -------------------------
                                                                                                           Principal amount of
                                                                                             Carrying      mortgage loans subject
                                                                                             amount of   to delinquent principal or
                                Description                                                  mortgages              interest
--------------------------------------------------------------------------------------      ------------ -------------------------
For the year ended December 31, 1999:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                              $  1,548,000              None
        SEW Investors (S.W. Washington, D.C.)                                                    726,000              None
        3rd Street Southwest Investors (S.W. Washington, D.C.)                                 1,279,000              None
                                                                                            ------------
                                                                                            $  3,553,000
                                                                                            ============

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 1 unit)               $     62,000              None
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 1 unit)             1,000              None
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)                     92,000              None
                                                                                            ------------
                                                                                                 155,000
                                                                                            ------------
                                                                                            $  3,708,000
                                                                                            ============

                            Bresler & Reiner, Inc.


                 Schedule IV - Mortgage loans on real estate
            For the years ended December 31, 2000, 1999, and 1998
                                  (Continued)

                                  Column A                                                  Column B             Column C
--------------------------------------------------------------------------------------    -------------    --------------------

                                Description                                                  Interest           Maturity date
--------------------------------------------------------------------------------------    -------------    --------------------
For the year ended December 31, 1998:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                                 9.5%                1999
        SEW Investors (S.W. Washington, D.C.)                                                 12.0%                2000
        3rd Street Southwest Investors (S.W. Washington, D.C.)                                 9.5%                2009

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 3 units)            9.5% to 13.5%    Various through 2013
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 6 units)       14.5%        Various through 2013
        Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)             8.0% to 13.0%            2004

                                  Column A                                               Column D          Column E     Column F
--------------------------------------------------------------------------------------  ------------------ -----------  ------------

                                                                                        Periodic payment                Face amount
                                Description                                                   terms        Prior liens  of mortgages
--------------------------------------------------------------------------------------  ------------------ -----------  ------------
For the year ended December 31, 1998:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                          $36,600/month/(a)/      None     $4,350,000
        SEW Investors (S.W. Washington, D.C.)                                            95,700/month/(b)/      None      9,300,000
        3rd Street Southwest Investors (S.W. Washington, D.C.)                           11,200/month/(c)/      None      1,333,000

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 3 units)
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 6 units)
         Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)

                                  Column A                                                 Column G             Column H
--------------------------------------------------------------------------------------    -----------   --------------------------
                                                                                                          Principal amount of
                                                                                           Carrying      mortgage loans subject
                                                                                           amount of    to delinquent principal or
                                Description                                                mortgages            interest
--------------------------------------------------------------------------------------    -----------   --------------------------
For the year ended December 31, 1998:
   Related parties-
     Second mortgages:
        3rd Street Southwest Investors (S.W. Washington, D.C.)                            $1,644,000               None
        SEW Investors (S.W. Washington, D.C.)                                              1,154,000               None
        3rd Street Southwest Investors (S.W. Washington, D.C.)                             1,292,000               None
                                                                                          ----------
                                                                                          $4,090,000
                                                                                          ==========

   Other-
     First mortgages:
        Home loans (Montgomery County, Maryland; $50,000 to $159,000; 3 units)            $   64,000               None
        Developed land loans (St. Mary's County, Maryland; $20,000 to $50,000; 6 units)        5,000               None
         Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)               110,000               None
                                                                                          ----------
                                                                                             179,000
                                                                                          ----------
                                                                                          $4,269,000
                                                                                          ==========

                            Bresler & Reiner, Inc.

                             Notes to Schedule IV


                                       2000          1999        1998
                                    ----------   ----------   ----------
Carrying value at January 1         $3,708,000   $4,269,000   $5,372,000
   Deductions during period-
     Collections of principal          862,000      561,000    1,103,000
                                    ----------   ----------   ----------
Carrying value at December 31       $2,846,000   $3,708,000   $4,269,000
                                    ==========   ==========   ==========


/(a)/ The terms of this agreement call for a final payment of $1,735,000 due in 2004.

/(b)/ The terms of this agreement called for a final payment of $739,000 due in 2000. It was paid off on July 1, 2000, upon the assignment of the leasehold interest to BRW.

/(c)/ The terms of this agreement call for a final payment of $1,074,000 due in 2009.

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

                                               BRESLER & REINER, INC.
                                               ----------------------
                                                        (Registrant)


Date: March 27, 2001                           /s/ Charles S. Bresler
                                               ---------------------------------
                                               Charles S. Bresler, Chairman
                                               of the Board
                                               (Chief Executive Officer)


Date: March 27, 2001                           /s/ William L. Oshinsky
                                               ---------------------------------
                                               William L. Oshinsky, Treasurer
                                               (Chief Financial and Chief
                                               Accounting Officer)

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            The following persons constitute a majority of the Board of Directors of Registrant.

Date: March 27, 2001                           /s/ Charles S. Bresler
                                               ---------------------------------
                                               Charles S. Bresler, Director


Date: March 27, 2001                           /s/ Ralph S. Childs, Jr.
                                               ---------------------------------
                                               Ralph S. Childs, Jr.,Director


Date: March 27, 2001                           /s/ Stanley S. DeRisio
                                               ---------------------------------
                                               Stanley S. DeRisio, Director


Date: March 27, 2001                           /s/ William L. Oshinsky
                                               ---------------------------------
                                               William L. Oshinsky, Director


Date: March 27, 2001                           /s/ Burton J. Reiner
                                               ---------------------------------
                                               Burton J. Reiner, Director