Form 10-Q
period 2001-03-31
BRESLER & REINER INC
filed 2001-05-14
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT

For Quarter Ended March 31, 2001 Commission File No. 06201

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                     52-0903424
---------------------------------------------      -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)

401 M Street, S. W., Washington, D. C.                          20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number including area code:          (202)488-8800
                                                    ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:  X     No: ___
     ---

Number of Shares of Common Stock
Outstanding May 14, 2001:  2,738,906

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                        ASSETS
                                                        ------
                                                                         Mar. 31, 2001                  Dec. 31, 2000
                                                                         -------------                  -------------
                                                                          (Unaudited)
Rental Property and Equipment, Net                                       $  55,989,000                  $  56,878,000
Construction in Process                                                      2,560,000                      1,988,000
Homes Held for Sale                                                            873,000                      1,118,000
Land Held for Sale                                                           4,198,000                      4,228,000
Receivables:
     Mortgages and Notes, Affiliates                                         2,676,000                      2,708,000
     Mortgages and Notes, Other                                              4,515,000                        484,000
     Other                                                                   4,479,000                      4,373,000
Investment In and Advances To
  Joint Ventures and Partnerships                                            2,272,000                      5,235,000
Cash and Cash Equivalents                                                    3,747,000                      5,935,000
Cash Deposits Held in Escrow                                                 7,504,000                      6,388,000
Investments                                                                 44,229,000                     41,535,000
Income Taxes Receivable                                                      1,781,000                      3,046,000
Due From Affiliates                                                             54,000                              0
Deferred Charges and Other Assets                                            2,541,000                      2,607,000
                                                                         -------------                  -------------
                                                                         $ 137,418,000                  $ 136,523,000
                                                                         =============                  =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------

Liabilities:
     Notes Payable                                                       $   8,256,000                  $   8,679,000
     Mortgages Payable:                                                     10,661,000                     10,694,000
     Accounts Payable                                                          598,000                        715,000
     Accrued Expenses                                                        2,131,000                      2,264,000
     Deposits                                                                  551,000                        587,000
     Due To Affiliates                                                               0                        466,000
     Deferred Income                                                            12,000                         13,000
     Deferred Income Taxes Payable                                           3,436,000                      3,436,000
                                                                         -------------                  -------------

              Total Liabilities                                             25,645,000                     26,854,000

Minority Interest                                                            7,301,000                      7,444,000

Shareholders' Equity                                                       104,472,000                    102,225,000
                                                                         -------------                  -------------

                                                                         $ 137,418,000                  $ 136,523,000
                                                                         =============                  =============

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                             2001                           2000
                                                                        --------------                 --------------
Revenues:
     Sales of Homes                                                     $      358,000                 $      442,000
     Other Construction (Net)                                                  105,000                        305,000
     Rentals - Apartments                                                      677,000                        666,000
     Rentals - Commercial                                                    7,971,000                      3,075,000
     Hotel Income                                                            1,635,000                      1,559,000
     Management Fees, Affiliates                                               107,000                        231,000
     Leasing Fee, Affiliates                                                     4,000                        191,000
     Interest:
       Affiliates                                                               90,000                        132,000
       Other                                                                   679,000                        348,000
     Gain on Sale Of Realty Interests                                           27,000                        159,000
     Equipment Leasing & Vending                                                 5,000                          7,000
     Income From Equity Investments                                             29,000                        290,000
     Other                                                                     112,000                          7,000
                                                                        --------------                 --------------
                                                                            11,799,000                      7,412,000
                                                                        --------------                 --------------

Costs And Expenses:
     Cost of Home Sales                                                        308,000                        393,000
     Rentals - Apartments                                                      452,000                        365,000
     Rentals - Commercial                                                    3,021,000                      1,053,000
     Hotel Expenses                                                          1,308,000                      1,226,000
     Land Carrying Cost                                                         25,000                         26,000
     General And Administrative                                                562,000                        574,000
     Interest Expense                                                          328,000                        108,000
     Equipment Leasing & Vending                                                 5,000                          6,000
     Reserve for Advances to Partnerships                                      156,000                        143,000
                                                                        --------------                 --------------
                                                                             6,165,000                      3,894,000
                                                                        --------------                 --------------

Net Income Before Income Taxes And
  Minority Interest                                                          5,634,000                      3,518,000

Provision for Income Taxes                                                   1,449,000                      1,379,000

Minority Interest                                                            1,938,000                              0
                                                                        --------------                 --------------

Net Income                                                              $    2,247,000                 $    2,139,000
                                                                        ==============                 ==============

Earnings Per Common Share                                               $         0.82                 $         0.78
                                                                        ==============                 ==============

Weighted Average Number of Common
        Shares Outstanding                                                   2,738,906                      2,741,910
                                                                        ==============                 ==============

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                              2001                           2000
                                                                          -------------                 --------------
Cash Flows from Operating Activities:
  Net Income                                                              $  2,247,000                  $   2,139,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                                            1,208,000                        600,000
      Gain on Sale of Realty Interest                                          (27,000)                      (159,000)
      Income From Equity Investments                                           (29,000)                      (290,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                                           (572,000)                      (140,000)
            Homes Held for Sale                                                245,000                              0
            Mortgages & Notes Receivable                                        28,000                        319,000
            Income Taxes Receivable                                          1,265,000                        350,000
            Cash Deposits Held in Escrow                                    (1,116,000)                    (1,226,000)
            Other Assets                                                      (111,000)                       170,000
            Other Liabilities                                                 (896,000)                      (928,000)
                                                                          -------------                 --------------
                 Total Adjustments                                              (5,000)                    (1,304,000)
                                                                          -------------                 --------------
Net Cash Provided By Operating Activities                                    2,242,000                        835,000
                                                                          -------------                 --------------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                                           2,992,000                        179,000
      Investment in US Treasury Instruments
       and Municipal Bonds                                                  (2,694,000)                    (2,186,000)
      Investment in Loans to an Unaffiliated Company                        (4,000,000)                             0
      Other                                                                   (272,000)                      (193,000)
                                                                          -------------                 --------------
Net Cash Provided By (Used In) Investing Activities                         (3,974,000)                    (2,200,000)
                                                                          -------------                 --------------


Cash Flows From Financing Activities:
      Repayment of Notes and Mortgages Payable                                (456,000)                       (26,000)
      Purchase of Treasury Stock                                                     0                        (95,000)
                                                                          -------------                 --------------
Net Cash Used In Financing Activities                                         (456,000)                      (121,000)
                                                                          -------------                 --------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                          (2,188,000)                    (1,486,000)

Cash and Cash Equivalents, Beginning of Year                                 5,935,000                      7,606,000
                                                                          -------------                 --------------

Cash and Cash Equivalents, End of Period                                  $  3,747,000                  $   6,120,000
                                                                          =============                 ==============

Page Two
Consolidated Statements of Cash Flows

                                                                               2001                           2000
                                                                           ------------                   ------------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)                                   $   710,000                    $   108,000
    Income Taxes (Current and Estimated)                                       184,000                      1,029,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                             41,000                         37,000
    Escrowed Cash Deposits Refunded                                             77,000                         22,000

                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001


General:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

Commitments and Contingencies:

     At March 31, 2001, the Company had approximately $1,045,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

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

                                                                  For the Three Months Ended
                                                           ---------------------------------------
                                                              3/31/01                     3/31/00
                                                           -------------              ------------
Revenues:
   Home sales & Other construction                         $    463,000               $    747,000
   Commercial rental                                          7,971,000                  3,075,000
   Residential rental                                           677,000                    666,000
   Hotel operations                                           1,635,000                  1,559,000
   Other                                                      1,053,000                  1,365,000
   Consolidation entries                                              0                          0
                                                           ------------               ------------
                     Total                                   11,799,000                  7,412,000
                                                           ------------               ------------

Gross operating income:
   Home sales & Other construction                              155,000                    354,000
   Commercial rental                                          4,950,000                  2,022,000
   Residential rental                                           225,000                    260,000
   Hotel operations                                             327,000                    333,000
   Other                                                        (23,000)                   549,000
   SG&A                                                        (562,000)                  (574,000)
   Income taxes and minority interest                        (3,234,000)                (1,379,000)
   Consolidation entries                                      3,796,000                    574,000
                                                           ------------               ------------
                     Total                                    5,634,000                  2,139,000
                                                           ------------               ------------

Assets:
   Home sales                                                 4,732,000                  6,443,000
   Commercial rental                                         62,174,000                 58,305,000
   Residential rental                                         2,176,000                  1,761,000
   Hotel management                                           9,419,000                  9,909,000
   Other                                                     67,898,000                 38,579,000
   Consolidation entries                                     (8,981,000)                (7,833,000)
                                                           ------------               ------------
                     Total                                 $137,418,000               $107,164,000
                                                           ============               ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Sales of Homes and Lots.  2 homes and 1 lot were settled in the first three
     ------------------------
months of 2001 as compared with 3 homes and no lots in the same period of 2000. Net income from Home Sales was $50,000 in the first three months of 2001 as compared to $49,000 for the same period of 2000.

     Registrant's backlog of homes under contract of sale as of March 31 was 30 in 2001 as compared to 29 in 2000. When a purchaser signs a contract of sale, Registrant usually receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $677,000 in the first three months of 2001 as compared to $666,000 for the same period in 2000, an increase of 1.65%. Expenses for the first three months of 2001 was $452,000 as compared to $365,000 in 2000, a 23.84% increase, primarily as the result of extraordinary repair expenses. 2001 net income was $225,000 versus $301,000 for the same period in 2000, a decrease of 25.25%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $7,971,000 in the first three months of 2001 as compared to $3,075,000 for the same period in 2000, an increase of 159.22%. Expenses for the first three months of 2001 were $3,021,000 as compared to $1,053,000 in 2000, an increase of 186.89%. 2001 net income was $4,950,000 versus $2,022,000 in 2000, an increase of 137.73%. These increases resulted from the July 1, 2000 consolidation of the ownership interests in the Waterside Complex.

     Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the three months ended March 31, as follows:

                                    Colonnade              Holiday Inn Express
                                    ---------              -------------------
                                 2001       2000            2001        2000
                                 ----       ----            ----        ----
     Income                    1,088,000  1,058,000        547,000     501,000
     Expense                     823,000    758,000        485,000     468,000
                               ---------  ---------        -------     -------
     Net Before Taxes            265,000    300,000         62,000      33,000

     The 2001 Colonnade operations reflect a lower occupancy rate of 61.60% in the quarter ended March 31, 2001 as compared to a 63.10% occupancy in the same period of 2000. The average daily room rate increased by 4.47% in 2001 over the same period of 2000. Income from the Colonnade operations was $1,088,000 in the first three months of 2001 as compared to $1,058,000 for the same period of 2000, an increase of 2.84%. Expenses for the first three months of 2001 were $823,000 as compared to $758,000 in 2000, an increase of 8.58%. The net income for the first three months of 2001 decreased by 11.67% from the 2000 period.

      The 2001 Holiday Inn Express operations reflect a higher occupancy rate of 56.08% in the quarter ended March 31, 2001 as compared to a 53.93% rate in the same period of 2000. The average daily room rate increased by 6.52% in 2001 over the same period of 2000. Income from the Holiday Inn Express operations was $547,000 in the first three months of 2001 as compared to $501,000 for the same period of 2000, an increase of 9.18%. Expenses for the first three months of 2001 were $485,000 as compared to $468,000 in 2000, an increase of 3.63%.
The net income for the first three months of 2001 increased by 87.88% from the 2000 period.

      Management Fees, Affiliates.  Management fees, affiliates decreased in the
      ----------------------------
first three months of 2001 by $124,000 from 2000. This decrease primarily resulted from the consolidation of the results of operations of the B&R Waterfront Properties, LLC ("BRW") in the second half of 2000.

      Leasing Fees, Affiliates.  Leasing fees, affiliates decreased in the first
      -------------------------
three months of 2001 by $187,000 from 2000. This decrease primarily resulted from the consolidation of the results of operations of the BRW in the second half of 2000.

      Interest - Affiliates.  Interest affiliates decreased in 2001 as compared
      ----------------------
to 2000 due to the payment by SEW Investors of the balance of the deferred profit purchase note on July 1, 2000.

      Interest Other.  Interest income other was $679,000 in the first three
      ---------------
months of 2001 as compared to $348,000 for the same period in 2000. Interest other consists primarily of earnings on investments in municipal bonds.

      Other Income.  The increase of $105,000 in the first three months of 2001
      -------------
over the same period in 2000 is primarily the result of fees earned from a $4,000,000 loan to an unaffiliated company.

      Interest Expense.  Interest expense for the first three months of 2001 was
      -----------------
$328,000 as compared to $108,000 in the first three months of 2000. The increase is the result of a mortgage placed on an office building in the latter part of 2000 and the issuance of two notes on July 1, 2000, to affiliated partnerships upon the assignment by the partnerships to Registrant of leasehold interests in the Mall Complex.

      Reserve for Advances to Partnerships.  During the first three months of
      -------------------------------------
2001, Registrant expensed cash advances of $156,000 to a partnership operating at a loss. In the first three months of 2000, Registrant expensed cash advances of $143,000 to the same partnership.

      Minority Interest.  $1,928,000 of the increase in Minority Interest
      ------------------
represents the 46% membership interest of Trilon Plaza Company and West Office, LLC in BRW.

Liquidity and Capital Resources
-------------------------------

      Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

      During the three month period ended March 31, 2001, Registrant generated cash flow from operating activities of $2,242,000. Cash flow from operating activities was used in investing activities of $3,974,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $6,966,000, less proceeds of $2,992,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of notes and mortgages payable in the amount of $456,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $2,188,000 in cash and cash equivalents.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

               (a)  Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                  SIGNATURES

          Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BRESLER & REINER, INC.
                                        (Registrant)


Date: May 14, 2001                  /s/ Burton J. Reiner
      ------------                  ------------------------------------
                                          Burton J. Reiner, President


Date: May 14, 2001                 /s/ William Oshinsky
      ------------                  ------------------------------------
                                          William Oshinsky, Treasurer
                                          (Principal Financial Officer)