Form 10-Q
period 2001-06-30
BRESLER & REINER INC
filed 2001-08-09
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 2001 Commission File No. 06201

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------

      DELAWARE                                               52-0903424
-------------------------------                     ---------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                        20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number including area code:  (202) 488-8800
                                                  -----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:  X                  No:
     ----                    -----

Number of Shares of Common Stock
Outstanding August 9, 2001:  2,738,906

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                              ASSETS
                                              ------

                                                                       June 30, 2001                   Dec. 31, 2000
                                                                  ----------------------          -----------------------
                                                                        (Unaudited)

Rental Property and Equipment, Net                                $          54,966,000           $           56,878,000
Construction in Process                                                       3,750,000                        1,988,000
Homes Held for Sale                                                             627,000                        1,118,000
Land Held for Sale                                                            4,201,000                        4,228,000
Receivables:
     Mortgages and Notes, Affiliates                                          2,644,000                        2,708,000
     Mortgages and Notes, Other                                               4,490,000                          484,000
     Other                                                                    4,342,000                        4,373,000
Investment In and Advances To
  Joint Ventures and Partnerships                                             2,390,000                        5,235,000
Cash and Cash Equivalents                                                     7,209,000                        5,935,000
Cash Deposits Held in Escrow                                                 11,804,000                        6,388,000
Investments                                                                  46,282,000                       41,535,000
Income Taxes Receivable                                                         206,000                        3,046,000
Due From Affiliates                                                             398,000                                0
Deferred Charges and Other Assets                                             2,372,000                        2,607,000
                                                                  ----------------------          -----------------------
                                                                  $         145,681,000           $          136,523,000
                                                                  ======================          =======================


                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

Liabilities:
     Notes Payable                                                $           8,256,000           $            8,679,000
     Mortgage Loans Payable                                                  14,426,000                       10,694,000
     Accounts Payable                                                           851,000                          715,000
     Accrued Expenses                                                         2,304,000                        2,264,000
     Deposits                                                                   569,000                          587,000
     Due To Affiliates                                                                0                          466,000
     Deferred Income                                                             10,000                           13,000
     Deferred Income Taxes Payable                                            3,436,000                        3,436,000
                                                                  ----------------------          -----------------------

              Total Liabilities                                              29,852,000                       26,854,000

Minority Interest                                                             8,916,000                        7,444,000

Shareholders' Equity                                                        106,913,000                      102,225,000
                                                                  ----------------------          -----------------------
                                                                  $         145,681,000           $          136,523,000
                                                                  ======================          =======================

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                       2001                   2000
                                                                  -------------         ---------------

Revenues:
     Sales of Homes and Lots                                      $     658,000         $     2,071,000
     Other Construction (Net)                                           153,000                 392,000
     Rentals - Apartments                                             1,358,000               1,326,000
     Rentals - Commercial                                            15,867,000               6,131,000
     Hotel Income                                                     4,035,000               3,957,000
     Management Fees, Affiliates                                        206,000                 464,000
     Leasing Fee, Affiliates                                              8,000                 382,000
     Interest:
       Affiliates                                                       179,000                 257,000
       Other                                                          1,408,000                 929,000
     Gain on Sale of Realty Interests                                    54,000                 322,000
     Equipment Leasing and Vending                                       11,000                  14,000
     Income from Equity Investments                                      71,000                 579,000
     Other                                                              123,000                  34,000
                                                                  -------------         ---------------
                                                                     24,131,000              16,858,000
                                                                  -------------         ---------------

Costs And Expenses:
     Cost of Home and Lot Sales                                         586,000               1,876,000
     Rentals - Apartments                                               862,000                 764,000
     Rentals - Commercial                                             6,549,000               2,103,000
     Hotel Expenses                                                   2,776,000               2,673,000
     Land Carrying Cost                                                  51,000                  52,000
     General and Administrative                                       1,098,000               1,057,000
     Interest Expense                                                   757,000                 215,000
     Equipment Leasing and Vending                                       11,000                  12,000
     Other                                                              192,000                 209,000
                                                                  -------------         ---------------
                                                                     12,882,000               8,961,000
                                                                  -------------         ---------------

Net Income Before Income Taxes  And
   Minority Interest                                                 11,249,000               7,897,000

Provision For Income Taxes                                            3,023,000               3,102,000

Minority Interest                                                     3,538,000                       0
                                                                  -------------         ---------------

Net Income                                                        $   4,688,000         $     4,795,000
                                                                  =============         ===============

Earnings Per Common Share                                         $        1.71         $          1.75
                                                                  =============         ===============

Weighted Average Number of Common
  Shares Outstanding                                                  2,738,906               2,740,642
                                                                  =============          ==============


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                       2001                      2000
                                                                  ---------------          ----------------

Revenues:
     Sales of Homes and Lots                                      $       300,000          $      1,629,000
     Other Construction (Net)                                              48,000                    87,000
     Rentals - Apartments                                                 681,000                   660,000
     Rentals - Commercial                                               7,896,000                 3,056,000
     Hotel Income                                                       2,400,000                 2,398,000
     Management Fees, Affiliates                                           99,000                   233,000
     Leasing Fee, Affiliates                                                4,000                   191,000
     Interest:
       Affiliates                                                          89,000                   125,000
       Other                                                              729,000                   581,000
     Gain on Sale of Realty Interests                                      27,000                   163,000
     Equipment Leasing and Vending                                          6,000                     7,000
     Income from Equity Investments                                        42,000                   289,000
     Other                                                                 11,000                    27,000
                                                                  ---------------          ----------------
                                                                       12,332,000                 9,446,000
                                                                  ---------------          ----------------

Costs And Expenses:
     Cost of Home and Lot Sales                                           278,000                 1,483,000
     Rentals - Apartments                                                 410,000                   399,000
     Rentals - Commercial                                               3,528,000                 1,050,000
     Hotel Expenses                                                     1,468,000                 1,447,000
     Land Carrying Cost                                                    26,000                    26,000
     General and Administrative                                           536,000                   483,000
     Interest Expense                                                     429,000                   107,000
     Equipment Leasing and Vending                                          6,000                     6,000
     Other                                                                 36,000                    66,000
                                                                  ---------------          ----------------
                                                                        6,717,000                 5,067,000
                                                                  ---------------          ----------------

Net Income Before Income Taxes and
  Minority Interest                                                     5,615,000                 4,379,000

Provision For Income Taxes                                              1,574,000                 1,723,000

Minority Interest                                                       1,600,000                         0
                                                                  ---------------          ----------------

Net Income                                                        $     2,441,000          $      2,656,000
                                                                  ===============          ================

Earnings Per Common Share                                         $          0.89          $           0.97
                                                                  ===============          ================

Weighted Average Number of Common
  Shares Outstanding                                                    2,738,906                 2,739,373
                                                                  ===============          ================


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                    2001                   2000
                                                                 -----------           -----------
Cash Flows from Operating Activities:
  Net Income                                                     $ 4,688,000           $ 4,795,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                2,415,000             1,200,000
      Gain on Sale of Realty Interest                                (54,000)             (322,000)
      Income from Equity Investments                                 (71,000)             (579,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                               (1,762,000)              499,000
            Homes Held for Sale                                      491,000              (115,000)
            Mortgages and Notes Receivable                           112,000               641,000
            Income Taxes Receivable                                2,840,000            (1,437,000)
            Cash Deposits Held in Escrow                          (5,416,000)              647,000
            Other Assets                                            (197,000)              382,000
            Increase (Decrease) In Other Liabilities               1,161,000               136,000
                                                                 -----------           -----------
                 Total Adjustments                                  (481,000)            1,052,000
                                                                 -----------           -----------
Net Cash Provided by Operating Activities                          4,207,000             5,847,000
                                                                 -----------           -----------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                 2,916,000            (4,321,000)
      Investment in US Treasury Instruments
      and Municipal Bonds                                         (4,747,000)           (2,857,000)
      Investment in Loans to an Unaffiliated Company              (4,000,000)                    0
      Other                                                         (411,000)             (519,000)
                                                                 -----------           -----------
Net Cash Used In Investing Activities                             (6,242,000)           (7,697,000)
                                                                 -----------           -----------

Cash Flows from Financing Activities:
      Proceeds from Notes and Mortgages Payable                    3,800,000                     0
      Repayment of Notes and Mortgage Loans Payable                 (491,000)              (52,000)
      Purchase of Treasury Stock                                           0              (163,000)
                                                                 -----------           -----------
Net Cash Used in Financing Activities                              3,309,000              (215,000)
                                                                 -----------           -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                 1,274,000            (2,065,000)

Cash and Cash Equivalents, Beginning of Year                       5,935,000             7,606,000
                                                                 -----------           -----------

Cash and Cash Equivalents, End of Period                         $ 7,209,000           $ 5,541,000
                                                                 ===========           ===========


Page Two
Consolidated Statements of Cash Flows

                                                                    2001                  2000
                                                                 -----------           -----------
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                         $ 1,092,000           $   215,000
    Income Taxes (Current and Estimated)                             184,000             3,510,200

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                   76,000               154,000
    Escrowed Cash Deposits Refunded                                   94,000                96,000



                  BRESLER & REINER, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2001

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

Commitments and Contingencies:

         At June 30, 2001, the Company had approximately $863,000 of outstanding letters of credit for land improvements in housing projects that it is developing.

Subsequent Events:

         On July 2, 2001, Registrant paid the balance on the Charlestown North mortgage loan in the amount of $4,900,000.

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

                                                      For the Six Months Ended
                                                 --------------------------------
                                                   6/30/01            6/30/00
                                                 -------------      -------------
Revenues:
  Home sales & Other construction                $     811,000      $   2,463,000
  Commercial rental                                 15,867,000          6,131,000
  Residential rental                                 1,358,000          1,326,000
  Hotel operations                                   4,035,000          3,957,000
  Other                                              2,060,000          2,981,000
  Consolidation entries                                      0                  0
                                                 -------------      -------------
        Total                                       24,131,000         16,858,000
                                                 -------------      -------------

Gross operating income:
  Home sales & Other construction                      225,000            587,000
  Commercial rental                                  9,318,000          4,028,000
  Residential rental                                   496,000            562,000
  Hotel operations                                   1,259,000          1,284,000
  Other                                                (49,000)         1,436,000
  SG&A                                              (1,099,000)        (1,057,000)
  Income taxes and minority interest                (6,561,000)        (3,102,000)
  Consolidation entries                              1,099,000          1,057,000
                                                 -------------      -------------
        Total                                        4,688,000          4,795,000
                                                 -------------      -------------

Assets:
  Home sales                                         6,055,000          5,939,000
  Commercial rental                                 59,553,000         45,117,000
  Residential rental                                 2,159,000          1,726,000
  Hotel management                                   9,831,000          9,814,000
  Other                                             77,026,000         55,455,000
  Consolidation entries                             (8,943,000)        (7,885,000)
                                                 -------------      -------------
        Total                                    $ 145,681,000      $ 110,166,000
                                                 =============      =============


                                                    For the Three Months Ended
                                                 --------------------------------
                                                   6/30/01            6/30/00
                                                 -------------      -------------
Revenues:
  Home sales & Other construction                 $    348,000       $  1,716,000
  Commercial rental                                  7,896,000          3,056,000
  Residential rental                                   681,000            660,000
  Hotel operations                                   2,400,000          2,398,000
  Other                                              1,007,000          1,616,000
  Consolidation entries                                      0                  0
                                                 -------------      -------------
        Total                                       12,332,000          9,446,000
                                                 -------------      -------------
Gross operating income:
  Home sales & Other construction                       70,000            233,000
  Commercial rental                                  4,368,000          2,006,000
  Residential rental                                   271,000            261,000
  Hotel operations                                     932,000            951,000
  Other                                                (26,000)           887,000
  SG&A                                                (537,000)          (483,000)
  Income taxes and minority interest                (3,174,000)        (1,723,000)
  Consolidation entries                                537,000            524,000
                                                 -------------      -------------
        Total                                        2,441,000          2,656,000
                                                 =============      =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

       Sales of Homes and Lots. 4 homes and 1 residential lot were settled in
       ------------------------
the first six months of 2001 compared with 14 homes and no lots in the same period of 2000. Net income from Home Sales was $46,000 in the first six months of 2001 as compared to $195,000 for the same period of 2000. Net income from the lot sale was $26,000 in the first six months of 2001. In the second quarter of 2001, 2 homes were settled versus 11 homes in the same period of 2000. Net income from Home Sales was $22,000 in the second quarter of 2001 as compared to $146,000 for the same period of 2000.

     Registrant's backlog of homes under contract of sale as of June 30 was 40 in 2001 as compared to 28 in 2000. When a purchaser signs a contract of sale, Registrant usually receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $1,358,000 in the first six months of 2001, an increase of 2.04% over $1,326,000 for the same period in 2000. Income for the second quarter of 2001 was $681,000, an increase of 3.18% over $660,000 for the same period in 2000. Expenses for the first six months of 2001 were $862,000 as compared to $764,000 in 2000, a 12.83% increase. Expenses for the second quarter of 2001 were $410,000 as compared to $399,000 for the same period in 2000, an increase of 2.76%. Net income was $496,000 for the first six months of 2001 as compared to $562,000 for the same period in 2000, a decrease of 11.74%. For the second quarter of 2001, net income was $271,000 as compared to $261,000 for the same period in 2000, an increase of 3.83%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $15,867,000 in the first six months of 2001 as compared to $6,131,000 for the same period in 2000, an increase of 158.80%. Income for the second quarter of 2001 was $7,896,000, an increase of 158.38% over $3,056,000 for the same period of 2000. Expenses for the first six months of 2001 were $6,549,000 as compared to $2,103,000 in 2000, an increase of 211.41%. Expenses for the second quarter of 2001 were $3,528,000 as compared to $1,050,000 for the same period in 2000, an increase of 236.00%. Net income was $9,318,000 for the fist six months of 2001 as compared to $4,028,000 for the same period in 2000, an increase of 131.33%. For the second quarter of 2001, net income was $4,368,000 as compared to $2,006,000 for the same period in 2000, an increase of 117.75%. The increases in income, expenses and net income, as compared to the same period in 2000, primarily resulted from the July 1, 2000 consolidation of the ownership interests in the Waterside Complex and the operations of the Fort Hill Office building, purchased in September 2000.

     Hotel Income and Hotel Expense. Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties as follows:


         A. For the six months ended June 30;



                                        Colonnade           Holiday Inn Express
                                        ---------           -------------------
                                   2001         2000         2001        2000
                                   ----         ----         ----        ----
         Income                  2,648,000    2,616,000    1,387,000   1,341,000
         Expense                 1,695,000    1,616,000    1,081,000   1,057,000
                                 ---------    ---------    ---------   ---------
         Net Before Taxes          953,000    1,000,000      306,000     284,000



         B. For the three months ended June 30;

                                        Colonnade            Holiday Inn Express
                                        ---------            -------------------
                                   2001         2000          2001        2000
                                   ----         ----          ----        ----
         Income                  1,560,000    1,558,000      840,000     840,000
         Expense                   872,000      858,000      596,000     589,000
                                 ---------    ---------      -------     -------
         Net Before Taxes          688,000      700,000      244,000     251,000

     The 2001 Colonnade operations reflect a slightly lower occupancy rate of 71.00% for the six months ended June 30, 2001 as compared to a 71.70% occupancy rate in the same period of 2000. The average daily room rate of $130.38 increased by 2.06% in the first six months of 2001 over the average daily room rate of $127.75 during the same period in 2000. Income from the Colonnade operations was $2,648,000 in the first six months of 2001 as compared to $2,616,000 for the same period in 2000 or an increase of 1.22%. Income for the second quarter of 2001 was $1,560,000, an increase of 0.13% over $1,558,000 for the same period of 2000. Expenses for the first six months of 2001 were $1,695,000 as compared to $1,616,000 in the same period in 2000, an increase of 4.89%. Expenses for the second quarter of 2001 were $872,000 as compared to $858,000 for the same period in 2000, an increase of 1.63%. Net income was $953,000 for the first six months of 2001 as compared to $1,000,000 for the same period in 2000, a decrease of 4.70%. For the second quarter of 2001, net income was $688,000 as compared to $700,000 for the same period in 2000, a decrease of 1.71%.

     The 2001 Holiday Inn Express operations reflect a higher occupancy rate of 67.82% for the six months ended June 30, 2001 as compared to a 67.34% rate in the same period of 2000. The average daily room rate increased by 2.83% in the first six months of 2001 over the same period in 2000. Income from the Holiday Inn Express operations was $1,387,000 in the first six months of 2001 as compared to $1,341,000 for the same period in 2000 or an increase of 3.43%. Income for the second quarter of 2001 was $840,000, the same as the second quarter of 2000. Expenses for the first six months of 2001 were $1,081,000 as compared to $1,057,000 in 2000, an increase of 2.27%. Expenses for the second quarter of 2001 were $596,000 as compared to $589,000 for the same period in 2000, an increase of 1.19%. Net income was $306,000 for the first six months of 2001 as compared to $284,000 for the same period in 2000, an increase of 7.75%. For the second quarter of 2001, net income was $244,000 as compared to $251,000 for the same period in 2000, a decrease of 2.79%.

     Management Fees, Affiliates. Management fees, affiliates decreased in the
     ----------------------------
first six months of 2001 by $258,000 and decreased in the second quarter of 2001 by $134,000. These decreases primarily resulted from the consolidation of the results of operations of the B&R Waterfront Properties, L.L.C.

     Leasing Fees, Affiliates. Leasing fees, affiliates decreased in the first
     -------------------------
six months of 2001 by $374,000 and decreased in the second quarter of 2001 by $187,000. These decreases primarily resulted from the consolidation of the results of operations of the B&R Waterfront Properties, L.L.C.

     Interest - Affiliates. Interest affiliates decreased in 2001 as compared to
     ----------------------
2000 due to the payment by SEW Investors of the balance of the deferred profit purchase note on July 1, 2000.

     Interest - Other. Interest income other was $1,408,000 in the first six
     -----------------
months of 2001 as compared to $929,000 for the same period in 2000. Interest consists primarily of earnings on investments in municipal bonds and the loan to an unaffiliated company made in the first quarter of 2001.

     Income from Equity Investments. The decrease from $579,000 in the first six
     -------------------------------
months of 2000 to $71,000 in the 2001 period resulted from the consolidation of the ownership interests in the Waterside Complex. The decrease from $289,000 in the three months ended June 30, 2000 to $42,000 in the same period of 2001 resulted from the consolidation of the ownership interests in the Waterside Complex.

     Other Income. The increase in the first six months of 2001 over the same
     -------------
period in 2000 is primarily the result of fees earned from a $4,000,000 loan to an unaffiliated company.


     Interest Expense. Interest expense for the first six months of 2001 was
     -----------------
$757,000 as compared to $215,000 in the first six months of 2000. The increase is the result of a mortgage placed on the Fort Hill office building and the issuance of two notes on July 1, 2000, to affiliated partnerships upon the assignment by the partnerships to Registrant of leasehold interests in the Waterside Complex.

     Other Expenses. During the first six months of 2001, Registrant expensed
     ---------------
cash advances of $192,000 to a partnership operating at a loss. In the first six months of 2000, Registrant expensed cash advances of $209,000 to the same partnership.

     Minority Interest. $3,513,000 of the increase in Minority Interest
     ------------------
represents the 46% membership interest of Trilon Plaza Company and West Office, LLC in BRW.

Assets and Liabilities
----------------------

     Mortgage Loans Payable. On June 29, 2001, Registrant placed a mortgage on
     -----------------------
the Holiday Inn Express property in the amount of $3,800,000.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the six month period ended June 30, 2001, Registrant generated cash flow from operating activities of $4,207,000. Cash flow from operating activities was used in investing activities of $6,242,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $9,158,000, and the payment to related joint ventures in the amount of $2,916,000. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable in the amount of $491,000. Additionally, cash flow from financing activities was provided by the proceeds of mortgage payable in the amount of $3,800,000. Overall, cash flow from operating, investing and financing resulted in an increase of $1,274,000 in cash and cash equivalents and cash deposits held in escrow.

     Registrant anticipates that in order to relet the Waterside Complex upon expiration in September 2002 of the GSA lease, substantial costs will be incurred for capital improvements, tenant fit up, leasing fees and tenant allowances. Without a new major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its cash reserves.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

              (a) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BRESLER & REINER, INC.
                              (Registrant)



Date: August 9, 2001          /S/  Burton J. Reiner
      --------------          -----------------------------------------
                                     Burton J. Reiner, President


Date: August 9, 2001          /S/  William L. Oshinsky
      --------------          -----------------------------------------
                                      William L. Oshinsky, Treasurer
                                      (Principal Financial Officer)