Form 10-Q
period 2001-09-30
BRESLER & REINER INC
filed 2001-11-13
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT

For Quarter Ended September 30, 2001 Commission File No. 06201

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

DELAWARE                                             52-0903424
--------------------------------            ---------------------------
(State or other jurisdiction of             (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                   20024
---------------------------------------               -----------
(Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number including area code:         (202) 488-8800
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.


Yes: __X__                No: _____

Number of Shares of Common Stock
Outstanding November 13, 2001:  2,738,906

                       BRESLER & REINER, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



                                          Sept. 30, 2001                Dec. 31, 2000
                                          --------------                -------------
                                           (Unaudited)

                                        ASSETS
                                        ------

Rental Property and Equipment, Net       $    53,906,000                $  56,878,000
Construction in Process                        3,607,000                    1,988,000
Homes Held for Sale                              844,000                    1,118,000
Land Held for Sale                             4,208,000                    4,228,000
Receivables:
     Mortgages and Notes, Affiliates           2,611,000                    2,708,000
     Mortgages and Notes, Other                4,418,000                      484,000
     Other                                     4,430,000                    4,373,000
Investment In and Advances To
  Joint Ventures and Partnerships              2,725,000                    5,235,000
Cash and Cash Equivalents                      3,393,000                    5,935,000
Cash Deposits Held in Escrow                   3,465,000                    6,388,000
Investments                                   67,086,000                   41,535,000
Income Taxes Receivable                           50,000                    3,046,000
Due From Affiliates                               83,000                            0
Deferred Charges and Other Assets              2,876,000                    2,607,000
                                         ---------------                -------------
                                         $   153,702,000                $ 136,523,000
                                         ===============                =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Liabilities:
     Notes Payable                       $     7,775,000                $   8,679,000
     Mortgage Loans Payable                   19,798,000                   10,694,000
     Accounts Payable                            851,000                      715,000
     Accrued Expenses                          2,198,000                    2,264,000
     Deposits                                    565,000                      587,000
     Due To Affiliates                                 0                      466,000
     Deferred Income                               9,000                       13,000
     Deferred Income Taxes Payable             3,436,000                    3,436,000
                                         ---------------                -------------

              Total Liabilities               34,632,000                   26,854,000

Minority Interest                              9,006,000                    7,444,000

Shareholders' Equity                         110,064,000                  102,225,000
                                         ---------------                -------------

                                         $   153,702,000                $ 136,523,000
                                         ===============                =============

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                   2001               2000
                                                 -------             -------
Revenues:
     Sales of Homes and Lots              $      2,553,000      $    3,398,000
     Other Construction (Net)                      214,000             558,000
     Rentals - Apartments                        2,043,000           1,982,000
     Rentals - Commercial                       23,835,000          13,500,000
     Hotel Income                                6,017,000           6,046,000
     Management Fees, Affiliates                   316,000             562,000
     Leasing Fee, Affiliates                        12,000             386,000
     Interest:
       Affiliates                                  266,000             356,000
       Other                                     2,072,000           1,630,000
     Gain on Sale of Realty Interests               80,000             935,000
     Equipment Leasing and Vending                  17,000              21,000
     Income from Equity Investments                102,000             607,000
     Other                                         151,000              48,000
                                          -----------------     ---------------
                                                37,678,000          30,029,000
                                          -----------------     ---------------
Costs And Expenses:
     Cost of Home and Lot Sales                  2,399,000           3,123,000
     Rentals - Apartments                        1,301,000           1,314,000
     Rentals - Commercial                        9,973,000           5,466,000
     Hotel Expenses                              4,198,000           4,102,000
     Land Carrying Cost                             76,000              78,000
     General and Administrative                  1,641,000           1,484,000
     Interest Expense                            1,160,000             524,000
     Equipment Leasing and Vending                  16,000              19,000
     Other                                         240,000             338,000
                                          -----------------     ---------------
                                                21,004,000          16,448,000
                                          -----------------     ---------------
Net Income Before Income Taxes and
  Minority Interest                             16,674,000          13,581,000

Provision For Income Taxes                       3,581,000           4,310,000

Minority Interest                                5,254,000           1,369,000
                                          -----------------     ---------------

Net Income                                $      7,839,000      $    7,902,000
                                          =================     ===============

Earnings Per Common Share                 $           2.86      $         2.88
                                          =================     ===============

Weighted Average Number of Common
        Shares Outstanding                       2,738,906           2,740,059
                                          =================     ===============


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  2001                 2000
                                                  ----                 ----
Revenues:
     Sales of Homes and Lots                 $   1,895,000       $  1,327,000
     Other Construction (Net)                       61,000            166,000
     Rentals - Apartments                          685,000            656,000
     Rentals - Commercial                        7,968,000          7,369,000
     Hotel Income                                1,982,000          2,089,000
     Management Fees, Affiliates                   110,000             98,000
     Leasing Fee, Affiliates                         4,000              4,000
     Interest:
       Affiliates                                   87,000             99,000
       Other                                       664,000            701,000
     Gain on Sale of Realty Interests               26,000            613,000
     Equipment Leasing and Vending                   6,000              7,000
     Income from Equity Investments                 31,000             28,000
     Other                                          28,000             14,000
                                             -------------       ------------
                                             $  13,547,000       $ 13,171,000
                                             -------------       ------------

Costs And Expenses:
     Cost of Home and Lot Sales                  1,813,000          1,247,000
     Rentals - Apartments                          439,000            550,000
     Rentals - Commercial                        3,424,000          3,363,000
     Hotel Expenses                              1,422,000          1,429,000
     Land Carrying Cost                             25,000             26,000
     General and Administrative                    543,000            427,000
     Interest Expense                              403,000            309,000
     Equipment Leasing and Vending                   5,000              7,000
     Other                                          48,000            129,000
                                             -------------       ------------
                                                 8,122,000          7,487,000
                                             -------------       ------------

Net Income Before Income Taxes and
  Minority Interest                              5,425,000          5,684,000

Provision For Income Taxes                         558,000          1,208,000

Minority Interest                                1,716,000          1,369,000
                                             -------------       ------------
Net Income                                   $   3,151,000       $  3,107,000
                                             =============       ============

Earnings Per Common Share                    $        1.15       $       1.13
                                             =============       ============

Weighted Average Number of Common
   Shares Outstanding                            2,738,906          2,738,906
                                             =============       ============

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                      2001                        2000
                                                                   -----------                  ---------
Cash Flows from Operating Activities:
  Net Income                                                      $     7,839,000           $     7,902,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                     3,628,000                 1,727,000
      Gain on Sale of Realty Interest                                     (80,000)                 (935,000)
      Income from Equity Investments                                     (102,000)                 (607,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                                    (1,619,000)                  362,000
            Homes Held for Sale                                           274,000                   113,000
            Mortgages and Notes Receivable                                243,000                 1,630,000
            Income Taxes Receivable                                     2,996,000                (1,527,000)
            Cash Deposits Held in Escrow                                2,923,000                (2,423,000)
            Other Assets                                                 (531,000)               (2,730,000)
            Increase In Other Liabilities                               1,140,000                 8,390,000
                                                                  ----------------          ----------------
                 Total Adjustments                                      8,872,000                 4,000,000
                                                                  ----------------          ----------------
Net Cash Provided by Operating Activities                              16,711,000                11,902,000
                                                                  ----------------          ----------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                      2,612,000                (2,829,000)
      Investment in US Treasury Instruments
        and Municipal Bonds                                           (25,551,000)                5,294,000
      Investment in Loans to an Unaffiliated Company                   (4,000,000)                        0
      Other                                                              (514,000)              (26,560,000)
                                                                  ----------------          ----------------
Net Cash Used in Investing Activities                                 (27,453,000)              (24,095,000)
                                                                  ----------------          ----------------

Cash Flows from Financing Activities:
      Proceeds from Notes and Mortgage Loans Payable                   14,100,000                 8,716,000
      Repayment of Notes and Mortgage Loans Payable                    (5,900,000)                  (79,000)
      Purchase of Treasury Stock                                                0                  (163,000)
                                                                  ----------------          ----------------
Net Cash Provided by Financing Activities                               8,200,000                 8,474,000
                                                                  ----------------          ----------------

Net Decrease in Cash and Cash Equivalents                              (2,542,000)               (3,719,000)

Cash and Cash Equivalents, Beginning of Period                          5,935,000                 7,606,000
                                                                  ----------------          ----------------

Cash and Cash Equivalents, End of Period                          $     3,393,000           $     3,887,000
                                                                  ================          ===============

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                          $     1,876,000           $       328,000
    Income Taxes (Current and Estimated)                                  644,000                 5,928,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                       144,000                   457,000
    Escrowed Cash Deposits Refunded                                       166,000                   150,000



                    BRESLER & REINER, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


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

Commitments and Contingencies:

     At September 30, 2001, the Company had approximately     $773,000 of
outstanding letters of credit for land improvements in housing projects that it is developing.

Subsequent Events:

     On October 5, 2001, the Company signed a definitive Agreement and Plan of Merger providing for the acquisition of Sarnia Corporation. Sarnia is the owner and operator of an office park of approximately 15.76 acres. The office park, located in Springfield, Virginia near the intersection of the Capital Beltway (I-495) and Shirley Highway (I-395), is known as the Versar Center and consists of two four story office buildings, containing approximately 218,000 square feet. The Company is to pay, subject to approval by Sarnia's stockholders, approximately $20,000,000 in cash less certain liabilities of Sarnia. This transaction is to close in January 2002. The Company intends to fund this acquisition with cash and investments currently on hand.

     As previously announced on October 13, 2000, B&R Waterfront Properties, L.L.C. ("BRW") in which the Company is sole manager and owns a fifty-four percent interest (54%) entered into an agreement with K/FCE Investment, L.L.C. and K/FCE Management, L.L.C. ("K/FCE"), a joint venture between the Washington, DC based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. Pursuant to this agreement, K/FCE joint venture has conducted physical and economical studies and proposed a redevelopment plan. The parties have agreed in principal to form a joint venture to redevelop the Waterside Complex following the expiration in September 2002 of the GSA Lease. The parties are in the process of preparation of definitive documents for this joint venture. Commencing with the fourth quarter of 2002, and continuing during the several year period necessary for the redevelopment and re-tenanting of the Complex, the Company may experience a significant reduction of revenue.

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


                                                     For the Nine Months Ended
                                                     -------------------------
                                                 9/30/01                   9/30/00
                                                 -------                   -------
Revenues:
   Home sales & Other construction           $  2,767,000              $  3,956,000
   Commercial rental                           23,835,000                13,500,000
   Residential rental                           2,043,000                 1,982,000
   Hotel operations                             6,017,000                 6,046,000
   Other                                        3,016,000                 4,545,000
   Consolidation entries                           -0-                       -0-
                                             ------------              ------------
                     Total                     37,678,000                30,029,000
                                             ------------              ------------
Gross operating income:
   Home sales & Other construction                368,000                   833,000
   Commercial rental                           13,862,000                 8,034,000
   Residential rental                             742,000                   668,000
   Hotel operations                             1,819,000                 1,944,000
   Other                                         (117,000)                2,102,000
   SG&A                                        (1,641,000)               (1,484,000)
   Income taxes and minority interest          (8,835,000)               (5,679,000)
   Consolidation entries                        1,641,000                 1,484,000
                                             ------------              ------------
                     Total                      7,839,000                 7,902,000
                                             ------------              ------------
Assets:
   Home sales                                   5,312,000                 5,779,000
   Commercial rental                           62,691,000                72,735,000
   Residential rental                           2,152,000                 1,906,000
   Hotel management                             9,968,000                 9,890,000
   Other                                       81,227,000                44,694,000
   Income taxes receivable                         50,000                 2,717,000
   Consolidation entries                       (7,698,000)               (7,840,000)
                                             ------------              ------------
                     Total                   $153,702,000              $129,881,000
                                             ============              ============



                                                     For the Three Months Ended
                                                     --------------------------
                                                 9/30/01                   9/30/00
                                                 -------                   -------
Revenues:
   Home sales & Other construction             $1,956,000                $1,493,000
   Commercial rental                            7,968,000                 7,369,000
   Residential rental                             685,000                   656,000
   Hotel operations                             1,982,000                 2,089,000
   Other                                          956,000                 1,564,000
   Consolidation entries                            -0-                      -0-
                                               ----------                ----------
                     Total                     13,547,000                13,171,000
                                               ----------                ----------
Gross operating income:
   Home sales & Other construction                143,000                   246,000
   Commercial rental                            4,544,000                 4,006,000
   Residential rental                             246,000                   106,000
   Hotel operations                               560,000                   660,000
   Other                                          (68,000)                  666,000
   SG&A                                          (543,000)                 (427,000)
   Income taxes and minority interest          (2,274,000)               (2,577,000)
   Consolidation entries                          543,000                   427,000
                                               ----------                ----------
                     Total                      3,151,000                 3,107,000
                                               ----------                ----------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Sales of Homes and Lots.  17 homes and 1 residential lot were settled in
    ------------------------
the first nine months of 2001 compared with 23 homes and no lots in the same period of 2000. Net income from Home Sales was $128,000 in the first nine months of 2001 as compared to $275,000 for the same period of 2000. Net income from the lot sale was $26,000 in the first nine months of 2001. In the third quarter of 2001, 13 homes were settled as compared to 9 homes in the same period of 2000. Net income from Home Sales was $82,000 in the third quarter of 2001 as compared to $80,000 for the same period of 2000.

     Registrant's backlog of homes under contract of sale as of September 30 was 50 in 2001 as compared to 26 in 2000. Registrant receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement. Due to the tragic events of September 11, 2001, Registrant cannot be assured that homes under contract will settle.

     Other Construction (Net).  Other construction (net) consists primarily of
     -------------------------
work performed for the Government in the Waterside Complex. This source of revenue will cease when the GSA Lease terminates in September 2002.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $2,043,000 in the first nine months of 2001, an increase of 3.08% as compared to $1,982,000 for the same period in 2000. Income for the third quarter of 2001 was $685,000, an increase of 4.42% as compared to $656,000 for the same period in 2000. Expenses for the first nine months of 2001 were $1,301,000 as compared to $1,314,000 in 2000, a 0.99% decrease. Expenses for the third quarter of 2001 were $439,000 as compared to $550,000 for the same period in 2000, a decrease of 20.18%. Net income was $742,000 for the first nine months of 2001 as compared to $668,000 for the same period in 2000, an increase of 11.08%. For the third quarter of 2001, net income was $246,000 as compared to $106,000 for the same period in 2000, an increase of 132.08%. Net income for the third quarter of 2000 was impacted by extraordinary maintenance and repair costs at one of Registrant's apartment buildings.

      Rentals - Commercial: Income and Expenses. Rental income from commercial
      ------------------------------------------
operations was $23,835,000 in the first nine months of 2001 as compared to $13,500,000 for the same period in 2000, an increase of 76.56%. Income for the third quarter of 2001 was $7,968,000, an increase of 8.13% over $7,369,000 for the same period of 2000. Expenses for the first nine months of 2001 were $9,973,000 as compared to $5,466,000 in 2000, an increase of 82.46%. The increase in commercial income and expenses for the nine months ended September 30, 2001, was the result of the assignments of the leasehold interests in the Waterside Complex. Registrant now owns a 54% interest in the Waterside Mall Complex. Expenses for the third quarter of 2001 were $3,424,000 as compared to $3,363,000 for the same period in 2000, an increase of 1.81%. Net income was $13,862,000 for the first nine months of 2001 as compared to $8,034,000 for the same period in 2000, an increase of 72.54%. For the third quarter of 2001, net income was $4,544,000 as compared to $4,006,000 for the same period in 2000, an increase of 13.43%.

      Hotel Income and Hotel Expense.  Hotel Income and Hotel Expense reflect
      ------------     --------------
the operating results for the Company's two hotel properties as follows:

     A.  For the nine months ended September 30;


                                            Colonnade                 Holiday Inn Express
                                            ---------                 -------------------
                                        2001         2000             2001           2000
                                     ---------    ---------        ---------      ---------
     Income                          3,964,000    3,995,000        2,053,000      2,051,000
     Expense                         2,555,000    2,495,000        1,643,000      1,607,000
                                     ---------    ---------        ---------      ---------
     Net Before Taxes                1,409,000    1,500,000          410,000        444,000

     B.  For the three months ended September 30;


                                            Colonnade                 Holiday Inn Express
                                            ---------                 -------------------
                                        2001         2000             2001           2000
                                     ---------    ---------        ---------      ---------

     Income                          1,316,000    1,379,000          666,000        710,000
     Expense                           860,000      879,000          562,000        550,000
                                     ---------    ---------        ---------      ---------
     Net Before Taxes                  456,000      500,000          104,000        160,000

      The 2001 Colonnade operations reflect an occupancy rate of 71.02% for the nine months ended September 30, 2001 as compared to a 73.00% occupancy rate in the same period of 2000. The average daily room rate of $129.91 increased by 0.86% in 2001 over the 2000 average daily room rate of $128.80. Income from the Colonnade operations was $3,964,000 in the first nine months of 2001 as compared to $3,995,000 for the same period in 2000 or a decrease of 0.78%. Income for the third quarter of 2001 was $1,316,000, a decrease of 4.57% over $1,379,000 for the same period of 2000. Expenses for the first nine months of 2001 were $2,555,000 as compared to $2,495,000 in 2000, an increase of 2.40%. Expenses for the third quarter of 2001 were $860,000 as compared to $879,000 for the same period in 2000, a decrease of 2.16%. Net income was $1,409,000 for the first nine months of 2001 as compared to $1,500,000 for the same period in 2000, a decrease of 6.07%. For the third quarter of 2001, net income was $456,000 as compared to $500,000 for the same period in 2000, a decrease of 8.80%.

     The 2001 Holiday Inn Express operations reflect a lower occupancy rate of 65.96% for the nine months ended September 30, 2001 as compared to a 69.60% rate in the same period of 2000. The average daily room rate increased by 2.50% in 2001 over the same period of 2000. Income from the Holiday Inn Express operations was $2,053,000 in the first nine months of 2001 as compared to $2,051,000 for the same period in 2000 or an increase of 0.10%. Income for the third quarter of 2001 was $666,000, a decrease of 6.20% over $710,000 for the same period of 2000. Expenses for the first nine months of 2001 were $1,643,000 as compared to $1,607,000 in 2000, an increase of 2.24%. Expenses for the third quarter of 2001 were $562,000 as compared to $550,000 for the same period in 2000, an increase of 2.18%. Net income was $410,000 for the first nine months of 2001 as compared to $444,000 for the same period in 2000, a decrease of 7.66%. For the third quarter of 2001, net income was $104,000 as compared to $160,000 for the same period in 2000, a decrease of 35.00%.

     As the result of the tragic events of September 11, 2001, and the resultant decrease in tourism, travel and entertainment, the hospitality industry has been facing substantial decreases in occupancy and revenues. Registrant cannot estimate the effects on future operations.

     Management Fees, Affiliates.  Management fees, affiliates decreased in the
     ----------------------------
first nine months of 2001 by $246,000. This is primarily a result of the consolidation of the operations of the B&R Waterfront Properties, L.L.C. Prior to the consolidation, the major portion of these fees resulted from Registrant's management of the Waterside Complex. After the termination of the GSA Lease in September 2002, Registrant will no longer receive these fees. Management has received $563,000 as management fees from the Waterside Complex for the nine months ended September 30, 2001. These fees are eliminated through consolidation of operations. During the third quarter of 2001, management fees increased by $12,000 due to increased revenues from residential properties owned by affiliates.

     Leasing Fees, Affiliates.  Leasing fees, affiliates decreased in the first
     -------------------------
nine months of 2001 by $374,000. This is primarily a result of the consolidation of the operations of the B&R Waterfront Properties, L.L.C. Prior to the consolidation, the major portion of these fees resulted from Registrant's management of the Waterside Complex. After the termination of the GSA Lease in September 2002, Registrant will no longer receive these fees. Management has received $790,000 as leasing fees from the Waterside Complex for the nine months ended September 30, 2001. These fees are eliminated through consolidation of operations.

     Interest - Affiliates:  Interest affiliates decreased in 2001 as compared
     ----------------------
to 2000 due to the payment by SEW Investors of the balance of a deferred profit purchase note on July 1, 2000.

     Interest - Other:  Interest income other was $2,072,000 in the first nine
     -----------------
months of 2001 as compared to $1,630,000 for the same period in 2000. Interest consists primarily of earnings on investments in municipal bonds and the loan to an unaffiliated company made in the first quarter of 2001. Current fluctuations in the interest rate will affect future interest income.

     Gain on Sale of Realty Interests.  The increase reflects the deferred
     ---------------------------------
profit recognized as the result of the payment by S.E.W. Investors of the balance of the deferred purchase price of the 1980 assignment of this portion of the Waterside Complex.

     Income from Equity Investments.  The decrease from $607,000 in the first
     -------------------------------
nine months of 2000 to $102,000 in the 2001 period resulted form the consolidation of the ownership interests in the Waterside Complex.

     Other Income.  The increase in the first nine months of 2001 over the same
     -------------
period in 2000 is primarily the result of fees earned from a $4,000,000 loan to an unaffiliated company.

     Interest Expense.  Interest expense for the first nine months of 2001 was
     -----------------
$1,160,000 as compared to $524,000 in the first nine months of 2000. The increase is the result of mortgage loans placed on the Fort Hill office building, the Holiday Inn Express and the Colonnade. Due to the refinancing of these properties, Registrant will record interest expense of approximately $1,508,000 in 2002. On July 1, 2000, Registrant issued two notes to affiliated partnerships upon the assignment of their leasehold interests in the Waterside Complex. Interest expense on the two notes will be approximately $677,000 in 2002.

     Other Expenses.  During the first nine months of 2001, Registrant expensed
     ---------------
cash advances of $240,000 to a partnership operating at a loss. In the first nine months of 2000, Registrant expensed cash advances of $338,000 to the same partnership.

     Provision for Income Taxes.  The decrease from $1,208,000 for the three
     ---------------------------
months ended September 30, 2000 to $558,000 in the same period of 2001 is the result of a true-up of income tax expense in the current year based on the prior year's actual tax expense.

     Minority Interest. $5,212,000 represents the 46% membership interest of
     ------------------
Trilon Plaza Company and West Office, L.L.C. in the B&R Waterfront Properties, L.L.C.

Assets and Liabilities
----------------------

     Construction in Process.  At September 30, 2001, Registrant
     ------------------------
had 39 homes under various stages of construction as compared to 4 homes under construction at December 31, 2000.

     Mortgage Loans Payable.  On June 29, 2001, Registrant placed a mortgage on
     -----------------------
the Holiday Inn Express property in the amount of $3,800,000. Registrant also placed a mortgage on the Colonnade property in the amount of $10,300,000 on August 28, 2001. On July 1, 2001, Registrant retired the mortgage on one of its apartment properties.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the nine month period ended September 30, 2001, Registrant generated cash flow from operating activities of $16,711,000. Cash flow from operating activities was used in investing activities of $27,453,000, which consisted of investments in municipal bonds and other activities of $30,065,000, and the payment to related joint ventures in the amount of $2,612,000. The remaining cash flow from operating activities was used in financing activities for the repayment of notes payable in the amount of $5,900,000. Additionally, cash flow from financing activities was provided by the proceeds of mortgages payable in the amount of $14,100,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $2,542,000 in cash and cash equivalents and cash deposits held in escrow.

     Upon expiration in September 2002 of the GSA Lease, Registrant anticipates that in order to relet the Waterside Complex substantial costs will be incurred for capital improvements, tenant fit up, leasing fees and tenant allowances. Without a new major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to pay from liquid assets these anticipated costs and provide for any shortfall in revenues as the result of economic conditions.

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

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a)  Exhibit 27 - Financial Data Statement

        (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                         S  I  G  N  A  T  U  R  E  S


                Pursuant to the requirements of the Securities &
                Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BRESLER & REINER, INC.
                                               (Registrant)



Date: November 13, 2001                 /S/  Burton J. Reiner
      -----------------                 ------------------------------------
                                             Burton J. Reiner, President



Date: November 13, 2001                 /S/  William L. Oshinsky
     -------------------                ------------------------------------
                                             William L. Oshinsky, Treasurer
                                             (Principal Financial Officer)