Form 10-K
period 2001-12-31
BRESLER & REINER INC
filed 2002-04-01
CIK 14073

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20001

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                  December 31, 2001
                          ------------------------------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________
Commission File Number       0-6201
                         ------------

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  52-0903424
-----------------------------------       --------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

      401 M Street, S.W.
      Waterside Mall
      Washington, D.C.                                   20024
----------------------------------------          -------------------
(Address of principal executive Office)                 (Zip Code)
Registrant's telephone number including area code:  (202) 488-8800
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X
                                    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of Registrant's common stock ($.01 par value) at March 14, 2002 was 2,738,906 shares, and the aggregate market value of the shares held by non-affiliates (based upon $46.925 per share, the average of the closing bid and asked prices reported by The National Quotation Bureau) was approximately $26,156,652.

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

                     The Exhibit Index is found on page 53.

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

          A.   Registrant's Homebuilding Projects
               -----------------------------------

          1.   Skyline Hill's, Prince George's County, Maryland. This project
               ------------------------------------------------
consisted of 179 single-family homes and 43 townhomes and was completed in 1999.

          2.   Yorkshire Knolls, Prince George's County, Maryland. This project
               --------------------------------------------------
consists of 252 townhomes on a 31.5 acre tract. Clearing and grading for the entire project is complete. 31 homes were sold and settled during 2001. As of March 1, 2002, a total of 209 homes were settled and 35 homes are under contract of sale. Five homes remain to be sold. In addition, there are 3 model homes which Registrant will offer for sale at the completion of the project.

                           -------------------------

          In the sale of homes Registrant utilizes furnished models. Sales are made by independent real estate brokers to whom a commission is paid. When Registrant enters into an agreement of sale for a home, it generally receives a deposit of $500 to $2,000 as is customary in its area of business. These deposits may be refundable under certain circumstances, including Registrant's inability to complete construction within specified time periods, or the purchaser's inability to secure financing. Registrant generally receives the balance of the purchase price in cash upon the closing of the sale.

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

          B.   Rental Property Ownership.
               -------------------------

          1.   7800 Building. Registrant owns a 15,460 square foot office
               -------------
building in northern Virginia known as the 7800 Building. The building is 100% leased at March 1, 2002.

          2.   Bank Building. Registrant owns a 3,478 square foot building in
               -------------
northern Virginia. This building is leased to a bank. The lease terminates in December, 2006, subject to the tenant's option to renew for up to three successive five-year terms.

          3.   Paradise Sudley North Office Buildings. Registrant's subsidiary
               --------------------------------------
is the sole general partner of Paradise Sudley North Limited Partnership ("Sudley"), owner of a 16.35 acre parcel in northern Virginia. Registrant owns 98.75% of this partnership.

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

               Building A, 22,728 square feet, is 86% leased at March 1, 2002.

               Building B, 62,420 square feet, is 100% leased at March 1, 2002.

               Building C, 30,366 square feet, is 84% leased at March 1, 2002.

               Building D, 69,374 square feet, is 100% leased to the Prince William County, Virginia government ("PWC") under a lease which expires December, 2009. PWC, at its option, may extend the term for an additional five
(5) years.

          4.   Fort Hill Office Building. In September 2000, Ft. Hill Office
               -------------------------
Associates, LLC purchased a 65,472 square feet office building located in northern Virginia. The Registrant, through subsidiaries, holds an 80% interest in this limited liability company. In December 2000, a loan of $5,750,000 was placed on this property. The building is 96% leased at March 1, 2002.

          5.   Apartments. Registrant owns and operates two apartment projects,
               ----------
one in Greenbelt, MD and one in southwest Washington, DC with a total of 294 units. Registrant constructed these apartment buildings. As of December 31, 2001, approximately 98% of Registrant's apartment units were rented.

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

          Prior to July 1, 2000 four entities held leasehold interests in the Mall Complex. The Registrant held the east portion of the Center. SEW Investors ("SEW") held the leasehold interest in the southeast wing of the Center. Trilon Plaza Company ("Trilon") held the leasehold interest in the west portion of the Center and the west office building. Town Center East Investors ("TCE") held the leasehold interest in the east office building.

          Trilon is a limited partnership in which a substantial majority interest was held by Messrs. Bresler and Reiner, and whose wholly owned corporation is the general partner. SEW is a limited partnership in which the Company is the general partner and holds a 1% interest and Messrs. Bresler and Reiner each hold an 18% interest. TCE is a limited partnership in which the Company is the general partner and in which prior to July 1, 2000 the Company held a 49.568966% interest.

          (a). GSA Lease. The United States General Services Administration
               ---------
("GSA") leases all of the space in the two Office Buildings, as well as the second and third floors of the adjacent Center and a portion of another smaller structure at an annual rental of approximately $23.2 million for approximately 955,000 square feet plus 216,000 square feet of parking space (the "GSA Lease"). The GSA Lease covers 89.4% of the total space in the Mall Complex.

          The GSA Lease expires in September, 2002. The Environmental Protection Agency ("EPA"), the principal occupant under the GSA Lease, is in the process of relocating to new facilities and is vacating portions of the Mall Complex prior to the lease expiration.

          Registrant received $374,000 in leasing fees and $271,000 in management fees in the first six months of 2000 as the result of the GSA Lease. (See Management Discussion and Analysis.) As a result of the consolidation discussed in subparagraph (d) below, these fees terminated as of June 30, 2000.

          The commercial tenants in the Mall Complex rely heavily on business generated by the employees who occupy the GSA Lease space. Since it appears that GSA will not currently place other tenants in the space being vacated by EPA, the commercial tenants may vacate and cause Registrant to lose substantial commercial rental revenue.

          (b). Center. Approximately 630,000 square feet of the Center is
               ------
included in the GSA Lease. The balance of the commercial space and a small amount of the office space is leased to other tenants or is vacant. The Center includes approximately 1,100 parking spaces located in an underground parking garage and adjacent parking areas, most of which is included in the GSA Lease.

          (c). Office Buildings. Located in the Mall Complex are two matching 14
               ----------------
story office buildings, one on the east side of the Center and the other on the west side of the Center, which are included in the GSA Lease and are managed by Registrant. The Office Buildings contain 326,000 square feet of rentable space.

          (d). Leasehold Assignments. On July 1, 2000, TCE distributed to
               ---------------------
Registrant a 49.567966% interest of its leasehold in the Mall Complex. In addition, on July 1, 2000, TCE assigned to Registrant its remaining interest in the Mall Complex and SEW assigned its interest in the Mall Complex to Registrant. In connection with these assignments, Registrant paid cash of $2.1 million and $1.6 million and issued notes of $4.9 million and $3.6 million to TCE and SEW, respectively. Registrant assigned these newly acquired leasehold interests, in addition to one which the Company previously owned to a newly formed entity, B&R Waterfront Properties, LLC ("BRW"). Registrant is the managing member and holds a 54% interest in BRW. The results of operation of BRW have been reported on a consolidated basis with elimination of the minority interest. On March 15, 2001, BRW transferred these leasehold interests to another newly formed entity, Waterside Associates, LLC ("WALLC).

          On July 1, 2000 Trilon and an affiliate assigned to BRW their leasehold interests in the Mall Complex in exchange for a 46% membership interest in BRW.

          7.   Town Center East Apartment Buildings. On August 1, 1979,
               ------------------------------------
Registrant assigned its leasehold interest in two high rise apartment buildings in the redevelopment area, with 256 units, known as Town Center East Apartments, to Third Street Southwest Investors, a limited partnership. Registrant is the sole general partner in this limited partnership, with a 1% interest, and acts as management agent for the project. In this partnership, 91% of the limited partnership interests are held by unaffiliated persons, and the remaining 8% of the limited partnership interests are held by Charles S. Bresler, Chairman and Chief Executive Officer of Registrant and Burton J. Reiner, its President. Registrant manages these buildings. See "Management of Rental Properties".

          8.   Low Income Housing. Registrant has interests in the following
               ------------------
limited partnerships which are operating low-income housing units:

          (a). Multi-State Projects. On November 15, 1988, Registrant purchased
               --------------------
99% limited partnership interests in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). At March 1, 2002, the projects were 97% occupied. The projects are financed by Farmers Home Administration mortgages and enjoyed the benefits of low income housing credits against federal income tax authorized under Section 42 of the Internal Revenue Code of 1986, as amended, (the "Code"). There are no additional tax credits available. The purchase price for such limited partnership interests was $5,270,048 in the aggregate, which has been fully paid.

          (b). Windsor, Connecticut Project. On April 27, 1989, Registrant
               ----------------------------
purchased a 97% limited partnership interest in a Connecticut limited partnership. This partnership converted a former schoolhouse into 40 residential apartments in Windsor, Connecticut, a suburb of Hartford. The partnership received the certificate of occupancy for the apartments and was eligible for both Federal historic tax credit and Federal low income housing credits against Federal income tax as authorized under Section 42 of the Code. The purchase price for the partnership interest, payable in installments over the ten (10) years the credits were available, was approximately $1,130,000. The purchase price was adjusted based on the tax benefits generated. The general partner deeded the property to the lender in 1999. As a result, the Registrant had a tax credit recapture in 1999 of approximately $147,000 which was offset by its other tax credits, and also recognized in 1999 ordinary taxable income of $1,940,000.

          (c). Orlando, Florida Project. On July 17, 1989, Registrant purchased
               ------------------------
a 90% limited partnership interest in a Florida limited partnership. The general partners of the partnership are three individuals and PAC Land Development Corporation, a Florida real estate development company ("PAC"). The partnership developed and constructed a 28 acre, 312 unit apartment project in Orlando, Florida, of which 63 units are eligible for Federal low income housing credits and the balance of 249 units are market rate apartments. The purchase price for the partnership interest was $1,600,000. In August, 1999 this partnership sold the apartment property. As a result of this sale, in 1999 Registrant recognized ordinary taxable income of $5,627,000 and a tax credit recapture of approximately $264,000 which was offset by its other tax credits. (See Management Discussion and Analysis).

          (d). St. Mary's County, Maryland Project. On November 22, 1989,
               -----------------------------------
Registrant purchased a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134 unit apartment project in St. Mary's County, Maryland. The project was eligible for Federal low income housing credits against Federal income tax authorized under Section 42 of the Code over the first ten years. There are no additional tax credits available. The purchase price for the partnership interest was $3,200,000. 98% of the apartments were occupied as of March 1, 2002.

          Competition. In each of the areas where Registrant's rental properties
          -----------
are located, there are buildings which offer similar accommodations at approximately the same rentals. The rents charged by Registrant for its apartment properties in the District of Columbia are subject to rent control regulation.

          9.   Washington Business Park. In November 2001, Registrant acquired
               ------------------------
two office buildings containing 105,780 square feet and seven flex and warehouse buildings containing 464,130 square feet. These buildings constitute a portion of the Washington Business Park located in Lanham, Prince George's County, Maryland. The purchase price was $44,000,000. Registrant placed a $40,000,000 deed of trust note with an institutional lender. An unaffiliated third party holds a 20% beneficial interest in these properties. The third party has the right to acquire an additional 30% ownership interest. On March 1, 2002, these building were 85% leased.

          10.  Versar Center. In October, 2001, Registrant entered into an
               -------------
agreement to acquire two office buildings located in Springfield, Fairfax County, Virginia containing approximately 218,833 square feet of office space. The purchase price was $20,000,000 subject to certain post closing adjustments. Registrant placed a $15,000,000 deed of trust note with Trilon Plaza Company, an affiliated partnership. This acquisition was completed on January 31, 2002. On March 1, 2002, these buildings were 100% leased.

          Holiday Inn Express. Registrant owns and operates a 151 room Holiday
          -------------------
Inn Express motel located in Camp Springs, Maryland, suburban Washington, D.C., opposite the main entrance to Andrews Air Force Base and an interchange of the Capital Beltway. The motel commenced business in March, 1970.

          Average occupancy in 2001 was 62.6%, compared to 65.0% in 2000 and 62.9% in 1999. The average daily room revenue was $72.71 in 2001, $69.91 in 2000 and $68.40 in 1999.

          Under Registrant's franchise license agreement with Holiday Inns, Inc., Registrant pays Holiday Inns a monthly royalty, and additional payments for advertising and trading services. The Holiday Inn Express license agreement will expire in March, 2007.

          There are other motels in the immediate vicinity of Registrant's Holiday Inn Express property. The motel business in the Washington, D.C. area is highly competitive.

          The Colonnade, Baltimore, Maryland. The Colonnade is a multi-purpose
          ----------------------------------
condominium apartment, hotel, office and retail building across from the Johns Hopkins University campus in Baltimore, Maryland. Registrant's portion of the building consists of 125 hotel rooms operated by Registrant as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. Hotel occupancy averaged 68.5 % in 2001, compared to 71% in both 2000 and in 1999. The average daily room rate was $128.48 in 2001, $127.01 in 2000 and $122.82 in 1999.

          Pine Club Phase II Limited Partnership, Orlando, Florida. Registrant
          --------------------------------------------------------
held a 64.35% limited partnership interest in Pine Club Phase II, Ltd., a Florida limited partnership. The general partners of this partnership are three unaffiliated individuals and PAC, who own with others, in the aggregate, a 35.65% partnership interest.

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

          Convenience Stores. In June, 1986, Registrant acquired 16 parcels of
          ------------------
real estate, on which Circle K Corporation operated convenience stores. These properties are located in the southern and southeastern United States. The aggregate purchase price was $3,390,000. At the time of the purchase all of the stores were under lease through February, 2000, on a net basis, to Circle K Corporation. On May 15, 1990, Circle K and certain of its affiliates filed Petitions under Chapter 11 of the Bankruptcy Code. One of Circle K's rights under the Bankruptcy Code was to affirm or reject the rental leases on its stores. At various times, Circle K rejected a total of twelve of the sixteen leases owned by Registrant. Circle K has exercised its option to renew these four leases through February, 2005. As of March 1, 2002, five of these stores were sold, eight of these stores are leased to unrelated parties, with four under contract of sale. The remaining three stores have not yet been sold and remain vacant.

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

          C.   Land Held for Investment.
               ------------------------

          1.   Paradise Developers. Registrant owns 31 acres of undeveloped land
               -------------------
in Manassas, Virginia. This land, a portion of a 418 acre parcel, was originally acquired by Registrant in approximately 1970. In 1985 and 1986 the entire parcel was sold to a limited partnership controlled by the Registrant. Over several years all of the other acreage was sold to third parties, an a portion to other joint ventures which are now controlled by the Registrant.

          2.   Washington Business Park. In November 2001, Registrant acquired
               ------------------------
approximately 79 acres of undeveloped land. This land constitutes a portion of the Washington Business park located in Lanham, Prince George's County, Maryland. The purchase price was $11,000,000. Registrant placed a $5,000,000 deed of trust with an institutional lender. An unaffiliated third party holds a 20% interest in this property. The third party has the right to acquire an additional 30% ownership interest.

          3.   St. Mary's County, Maryland. This project consists of 64
               ---------------------------
subdivided residential lots, all of which have been sold, and 31 farmsteads, of 15 to 30 acres each. As of March 1, 2002, 7 farmsteads totaling 178 acres remain to be sold. Four farmsteads are currently under contract.

          D.   Management and Leasing.
               ----------------------

          1.   WMC Mangement Company, Inc. Registrant acted as managing and
               --------------------------
leasing agent, through June 30, 2000, for Trilon and SEW for their portions of the Mall Complex. From July 1, 2000 through March 15,2001, Registrant acted as management and leasing agent for BRW and after that date is acting as management and leasing agent for WALLC (see Leasehold Assignments below). Pursuant to GAAP accounting, effective July 1, 2000, leasing and management fees are eliminated for consolidated financial statement purposes. See "Management of Rental Properties".

          Registrant, through the subsidiary, has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which Registrant is a general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of Registrant, have substantial interests and other directors and officers have minor interests as follows:

       Property Managed           Compensation(1)          Expiration
       ----------------           ---------------          ----------
414 apartment units (4)                5%           December, 2005  (2) (3)
20 townhouses (5)                      5%           December, 2005  (2) (3)
256 apartment units (6)                5%           September,2004  (2) (3)
1,068,326 square feet of office
 and commercial space(7)               3% (8)       December, 2003  (2) (3)

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

    (7)  This property is managed for WALLC.

    (8) In addition, Registrant earns leasing fees of 5% of gross rents collected on the GSA Lease for these properties.

          2. Redwood Commercial Management, LLC. On December 1, 2001, Registrant
             ----------------------------------
and an unaffiliated third party created a property management and leasing company, known at Redwood Commercial Management, LLC ("Redwood"). Each party holds a 50% ownership interest in Redwood. It is anticipated that Redwood will conduct business in Virginia. Commencing January 1, 2002, Redwood will manage and lease Registrant's Sudley properties, the 7800 Building, the Bank Building and the Fort Hill Office Building. Commencing January 31, 2002, Redwood is managing the Versar Center. In addition commencing January 1, 2002, Redwood is managing approximately 1,000,000 square feet of office, commercial and warehouse space for unaffiliated owners.

       Property Managed                Compensation(2)          Expiration
       ----------------                ---------------          ----------

Sudley Properties - 184,888
square feet of office and
commercial space (1)                          3%         December, 2002  (3) (4)

7800 Building - 15,460 square
feet of office space (1)                      3%         December, 2002  (3) (4)

       Property Managed                Compensation(2)          Expiration
       ----------------                ---------------          ----------

Bank Building - 3,478 square
feet of office space (1)                     3%          December, 2002  (3) (4)

Fort Hill Office Building -
65,472 square feet of office
and commercial space (1)                     3%          December, 2002  (3) (4)

1,000,000 square feet of office,
commercial and warehouse space               3%          December, 2002  (3) (4)

    (1)  These properties are managed for Registrant.

    (2)  As a percentage of gross rent collected.

    (3) These contracts renew automatically for an additional one-year term unless either party gives notice of termination at the end of the term stated above.

    (4) These contracts may be terminated by the owners on 30 days prior written notice.

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

          Builders Leasing Company owns transportation barges and petroleum transportation vehicles. The partners are personally liable for the debt of Builders Leasing, with a balance at December 31, 2001 of about $952,000.

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


Employment
----------

          On March 14, 2002, Registrant and its subsidiaries employed approximately 129 persons.

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

Item 2.   Properties.
          ----------

          Rental properties of Registrant are described under "Rental Property Ownership and Management" in Item 1.

Item 3.   Legal Proceedings.
          -----------------

          Registrant, SEW, Town Center Management Company (a subsidiary of Registrant), Bresler-Reiner Companies (a subsidiary of Registrant), and Trilon are defendants in a civil suit case no. 90-CA10594 filed October 12, 1990 in the Superior Court of the District of Columbia by Joanne Bahura, et. al. (the "Plaintiffs"). The Plaintiffs are 19 individuals who state they are all present or former employees of the Environmental Protection Agency, which occupies certain office space in the Mall Complex. Four spouses of such employees are also plaintiffs. See "Management and Leasing", "Southwest Washington, D.C. Urban Renewal Area", "Office Buildings" and "Center" in Item 1 above. The Complaint, as amended (the "Complaint"), alleges that (i) the defendants are the owners of the Mall Complex and (ii) certain renovations and reconstruction to the Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms. These claims have been dismissed with prejudice.

          In prior years three "copy cat" suits were filed. Two have been dismissed with prejudice and the third suit is in the discovery stage. Management believes this remaining suit is without merit and intends to contest the case vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

         Not Applicable.

Executive Officers of Registrant
(included pursuant to instruction 3 to Item
401(b) of Regulation S-K)

                                        Present Positions
                                        and Offices with       Date Elected
Name                         Age        Registrant             to Office
----                         ---        ------------------     ----------------

Charles S. Bresler            74        Chief Executive        June 2, 1970
                                         Officer, Chairman
                                         of the Board
                                         and Director

Burton J. Reiner              73        President and          June 2, 1970
                                         Director

Sidney M. Bresler             47        Chief Operating        June 15, 2000
                                         Officer

William L. Oshinsky           59        Treasurer,             April 6, 1994
                                         Assistant Secretary   December 15, 1999
                                         and Director          November 15, 1994

Jean S. Cafardi               55        Secretary              November 8, 2000


          In accordance with Article V of the By-Laws of Registrant, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

          There is no family relationship as defined in the instructions to this Item between any of the above officers, except Mr. Oshinsky is the brother-in-law of Mr. Reiner and that Mr. Sidney M. Bresler is the son of Mr. Charles S. Bresler.

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

Year Ended December 31, 2000
----------------------------

           Quarter                                Price
           ---------------------------------------------
           1st                High                27.00
                              Low                 25.50
           ---------------------------------------------
           2nd                High                27.50
                              Low                 26.00
           ---------------------------------------------
           3rd                High                27.50
                              Low                 27.50
           ---------------------------------------------
           4th                High                28.00
                              Low                 27.50
           ---------------------------------------------


Year Ended December 31, 2001
----------------------------

           Quarter                                Price
           ---------------------------------------------
           1st                High                28.00
                              Low                 26.25
           ---------------------------------------------
           2nd                High                35.50
                              Low                 26.25
           ---------------------------------------------
           3rd                High                40.00
                              Low                 35.50
           ---------------------------------------------
           4th                High                44.85
                              Low                 40.00
           ---------------------------------------------

          The above quotations, as reported by National Quotation Bureau, Inc., represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions.

          As of March 14, 2002, there were 95 record holders of Common Stock.

Item 6.   Selected Financial Data
          -----------------------


                      2001           2000/*/           1999             1998            1997/*/
                -------------    -------------    -------------    -------------    -------------
Revenues        $  52,048,000    $  44,308,000    $  38,682,000    $  35,052,000    $  35,029,000

Net income
 before
 income taxes
 and minority
 interest       $  22,164,000    $  18,975,000    $  19,034,000    $  15,106,000    $  12,823,000

Net income      $  10,216,000    $  10,158,000    $  11,905,000    $   9,228,000    $   8,265,000
                -------------    -------------    -------------    -------------    -------------

Earnings
 per common
 share          $        3.73    $        3.71    $        4.30    $        3.32    $        2.96
                =============    =============    =============    =============    =============
Total
Assets          $ 203,778,000    $ 136,523,000    $ 105,252,000    $  97,886,000    $  97,522,000
                =============    =============    =============    =============    =============
Long Term
 Obliga-
 tions          $  72,496,000    $  19,373,000    $   5,054,000    $   5,151,000    $  15,667,000
                =============    =============    =============    =============    =============
Cash divi-
 dends per
 common
share                (1)               (1)             (1)               (1)              (1)
                =============    =============    =============    =============    =============

----------

   (1)  No dividends have been declared or paid.

   /*/  Restated to reflect reclassifications.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Critical Accounting Policies
----------------------------

Real Estate
-----------

          Land, building and equipment are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

          Properties are depreciated using the straight line method over the estimated useful lives of the assets.

Long Lived Assets
-----------------

          On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than carrying value property. Such cash flows consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

          The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income as they would result in an immediate negative adjustment to net income.

Rental Revenue
--------------

          The Company accounts for revenue from sales of homes and lots of sales of real property in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Rental, construction, and management service fees are generally recorded when earned. Leasing fees are recorded as earned over the life of the lease.


Results of Operation
--------------------

Sales of Homes and Lots
-----------------------

          During 2001, Registrant sold 31 homes and 1 lot for $4,855,000 as compared with 42 homes and 1 lot in 2000 totaling $6,243,000 and 43 homes and no lots in 1999 totaling $6,370,000.

          The Company funds its home building activities with available funds. "Cost of home and lot sales" does not include interest expense.

          As of March 1, 2002, Registrant owns 35 homes under construction with contracts of sale, 3 model homes and 5 unsold homes under construction in the Yorkshire Knolls townhome project.

Rental Income - Apartments and Commercial
-----------------------------------------

          Apartments. Rental income from apartments in 2001 was $2,728,000, a
          ----------
3.1% increase from $2,646,000 in 2000. There were 294 units in 2001, 2000 and 1999 with an average occupancy of 98%, 97.6% and 94% respectively. Average monthly rental income per each apartment was $790, $768 and $75l respectively. Rental income from apartments in 2000 increased 5.6% from $2,506,000 in 1999. Rental expenses of $1,711,000 increased in 2001 by 2.0% compared to $1,678,000 in 2000. Rental expenses in 2000 increased 8.75% compared to 1999 expenses of $1,543,000. The increase was the result of extensive property repairs.

          Commercial. Rental income from commercial properties in 2001 was
          ----------
$32,358,000, an increase of 50.6% from $21,487,000 in 2000. Total commercial square footage is 1,901,699. Average occupancy for 2001 was 99%, with an average annual rental of $19.37 per square foot. This compares with a 99% occupancy rate and average annual rental of $20.49 per square foot for 2000. The decrease in average annual rental per square foot in 2001 is due to the lower rents achievable for the 464,130 square feet of warehouse and flex space in the Washington Business Park. Commercial rental income in 2000 increased 77.1% from $12,133,000 in 1999. Average occupancy in 1999 was 99%, with an average annual rental of $20.37 per square foot.

          The increase in Rental income and Rental expenses reflects the July 1, 2000 distribution to the Registrant by TCE of 49.567966% of its interest in the Mall Complex, the assignment to the Registrant of the remaining leasehold interest by TCE and the assignment of its leasehold interest in the Mall Complex by SEW. Registrant is the sole general partner of SEW and TCE. Immediately thereafter, the Company consolidated the leasehold interests in the Mall Complex into a newly formed single entity, BRW. The Company holds a 54% membership interest in this entity and is the sole managing member. Accordingly, effective July 1, 2000, Registrant has reported the results of operations of the Mall Complex on a consolidated basis with elimination of the Minority Interest. In preparation for the redevelopment, restructuring and possible refinancing, BRW has assigned the leasehold interests of the Mall Complex to WALLC. At present, Registrant is the sole managing member of WALLC.

          The GSA Lease and related construction revenue contributed 44% and 28% of Registrant's total revenues in 2001 and 2000, respectively. The GSA Lease expires September, 2002. Management believes that considerable renovations will be required in order to attract new tenants. Substantial sums will be required to make such renovations, provide tenant improvements, pay leasing fees and carry the space until re-rented. Although the Registrant has been husbanding cash for these anticipated needs, the cash available may not be sufficient and Registrant may be required to borrow funds, if available, seek joint venture partners or sell the property.

          Commercial rental income for each year described above also included
(i) rental income from Lakeview Manor nursing home of $608,515 in 2001 and in 2000 and $596,442 in 1999, (ii) utility reimbursements from tenants and property tax refunds of $289,157 in 2001, $174,500 in 2000 and $305,604 in 1999, (iii)
maintenance fees of $1,634,392 in 2001, $867,654 in 2000 and $322,535 in 1999,
and (iv) revenues from convenience store properties of $180,797 in 2001, $178,598 in 2000 and $180,603 in 1999.

          On October 13, 2000 BRW entered into an agreement with K/FCE Investment, L.L.C. and K/FCE Management, L.L.C. ("K/FCE") a joint venture between Washington, D.C. based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. Pursuant to the terms of this agreement, K/FCE Joint Venture, at its expense, undertook physical and economic studies and proposed a redevelopment plan for the Mall Complex. The plan has been completed and the parties formed a joint venture to redevelop the Mall Complex, subject to other conditions which may or may not be met following the expiration of the GSA lease. Registrant currently holds a 99% interest in the new venture and K/FCE holds a 1% interest. In the eventuality the additional conditions by the Registrant cannot be met by September 2002, K/FCE can terminate the agreement and reconvey their 1% interest to the Registrant. Commencing with the fourth quarter of 2002 and during the ensuing two to three year period necessary for the redevelopment and re-tenanting of the Mall Complex, the Company may experience a significant reduction of revenue.

Other Construction
------------------

          Other construction consists primarily of construction of tenant improvements in the space leased to GSA. The revenue from this construction decreased from $466,000 in 2000 as compared to $110,000 in 2001, a decrease of 76%, primarily because of the decreased needs of GSA as a result of the relocation of the EPA to other facilities. It is anticipated that revenue from other construction will decrease in the future.

Hotel
-----

          Hotel revenues for 2001 were $7,711,000 compared to $7,799,000 for 2000 and $7,386,000 for 1999. Net income from Hotel operations was $2,126,000 for 2001, compared to $2,338,000 for 2000 and $2,211,000 for 1999. The hospitality industry has been facing decreases in occupancy and revenue as the result of the tragic events of September 11, 2001.

          The Holiday Inn Express revenues decreased .7% in 2001 over 2000 ($2,594,000 compared to $2,612,000). 2000 Holiday Inn Express revenues increased 8.5% over 1999 revenues of $2,406,000. Net income from the Holiday Inn Express operations was $432,000 in 2001, $497,000 in 2000 and $452,000 in 1999. Average
occupancy was 62.6%, 65% and 62% respectively.

          The Colonnade revenues decreased 1.4% to $5,117,000 in 2001 from $5,187,000 in 2000. 2000 Colonnade revenues increased 4.2% over 1999 revenues of $4,980,000 as a result of increases in the average daily room rate. Net income from Colonnade operations was $1,694,000 in 2001, $1,841,000 in 2000 and $1,758,000 in 1999. Average occupancy was 68.5%, 71% and 71% respectively.

Management Fees, Affiliates
---------------------------

          The decrease in Management Fees, Affiliates resulted from the consolidation of the results of operations of BRW in the second half of 2000.

Leasing Fees, Affiliates
-----------------------

          The decrease in Leasing Fees, Affiliates resulted from the consolidation of the results of operations of BRW in the second half of 2000.

          The 1999, 2000 and 2001 results consist of a 5% real estate leasing fee earned by Registrant resulting from the GSA lease. These fees are recorded as earned over the life of the lease, as rent is collected. See "Rentals -- Apartments and Commercial".

Interest, Affiliates
--------------------

          There was an insignificant change of Interest, affiliates in 2001 as compared to 2000.

          Interest affiliates decreased in 2000 as compared to 1999 due to the payment by SEW of the balance of the deferred profit purchase note on July 1, 2000.

Interest - Other
----------------

          Interest other increased from $2,003,000 in 1999 to $2,479,000 in 2000 and $2,678,000 in 2001. Interest other consists primarily of earnings on the short term investments of cash and cash equivalents. The increase in 2001 of $199,000 over 2000 and the increase in 2000 of $476,000 over 1999 resulted from increased amounts of funds available for short term investment.

Gain on Sale of Realty Interests
--------------------------------

          The increase in 2000 reflects the deferred profit of $862,000, the result of the payment by SEW of the balance of the deferred amount due on the 1980 note.

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

          There were no such transaction in the years 2001 and 2000.

Income from Equity Investments
------------------------------

          The components of this Item are as follows:


  Year Ended December 31                    2001          2000            1999
  ----------------------                 --------      --------         --------

Orlando, Florida Apartments                  --            --                (a)
TCE                                          --        $500,000(b)      $935,000
Tech High Leasing Company                  41,000        41,000           43,000
Other                                      89,000        94,000           19,000
                                         --------      --------         --------
Total                                    $130,000      $635,000         $997,000

          (a) These properties were sold in 1999. The operating income for the portion of 1999 prior to the sale is reflected in the gain on sale of equity investments.

          (b) The decrease from prior years is the result of the assignment of the leasehold interest, effective July 1, 2000, by TCE to BRW.

Interest Expense
----------------

          The increase in interest expense from $875,000 in 2000 to $2,000,000 in 2001 is the result of the deeds of trust placed on the Holiday Inn Express in June 2001, the Colonnade in August 2001 and the purchase of the Washington Business Park in November 2001.

          The increase in interest expense from $450,000 in 1999 to $875,000 in 2000 is the result of the deed of trust placed on the Fort Hill office building in September 2000 and the interest on two notes issued July 1, 2000 to affiliated partnerships upon the assignment by the partnerships to the Company of leasehold interests in the Mall Complex. (See Notes Payable).

Expenses - Other
----------------

          In 2001, 2000 and 1999, Registrant expensed cash advances of $240,000, $503,000 and $39,000, respectively, to a partnership operating at a loss.

Provision for Income Taxes
--------------------------

          The Registrant's provision for income taxes was 21.3% for 2001, 29.0% for 2000 and 37.5% for 1999 and the reductions result from the following: (1) income earned from tax exempt municipal bonds of $1,728,760 in 2001, $1,421,419 in 2000 and $7,536 in 1999, and (2) that the Company is only obligated to pay tax on its percentage ownership in joint ventures; although for generally accepted accounting principle purposes, the total income of these joint ventures is included in revenues before intercompany elimination.

Balance Sheet:
-------------

Rental Property and Equipment, Net
----------------------------------

          Registrant purchased the Washington Business Park in November 2001 for a price of $55,000,000. The property consists of two office and seven flex buildings and approximately 79 acres of undeveloped land. Registrant has an 80% interest in the ownership of this property.

Investments
-----------

          Investments consist primarily of municipal bonds. The increase from $35,806,000 in 1999 to $41,535,000 in 2000 and the increase from $41,535,000 in
2000 to $59,077,000 in 2001 principally resulted from the investment of cash generated from financing activities.

Investments In and Advances To Joint Ventures and Partnerships
--------------------------------------------------------------

          The decrease in 2001 of $1,940,000 as compared to 2000 resulted from earnings of $130,000 and the receipt of $2,070,000.

Real Estate Loans Payable
-------------------------

          The 2001 increase reflects the proceeds of $59,100,000 in mortgages placed on the Holiday Inn Express, the Colonnade and the Washington Business Park.

Accrued Expenses
----------------

          The 2001 increase of $559,000 is primarily due to the acquisition of the Washington Business Park.

Deposits
--------

          The 2001 increase of $634,000 is primarily due to the assumption by Registrant of security deposits of the tenants in the Washington Business park.

Minority Interest
-----------------

          The 2001 increase of $3,448,000 represents the 46% membership interest of Trilon in BRW of $2,417,000, $1,000,000 in Washington Business park and $31,000 in Ft. Hill Office Building, LLC.

Liquidity and Capital Resources
-------------------------------

          Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow and liquid assets or that additional funding will be available to Registrant if needed.

          During the year ended December 31, 2001, Registrant generated cash flow from operating activities of $23,315,000. Cash flow from operating activities together with distributions from joint ventures and the proceeds from new deeds of trust notes were used in investing activities of $74,344,000 which consisted of investments in municipal bonds, real estate purchases and a note receivable issuance of $76,414,000, less proceeds of $2,070,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of $5,997,000 of deeds of trust notes. Additionally, cash flow from financing activities was provided by the proceeds of $59,100,000 of deeds of trust notes offset by deferred charges of $4,900,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $2,806,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 2001.

          During the year ended December 31, 2000, Registrant generated cash flow from operating activities of $16,990,000. Cash flow from operating activities together with distributions from joint ventures and the proceeds from deeds of trust notes were used in investing activities of $24,119,000, which consisted of investments in municipal bonds and other activities of $17,276,000, plus proceeds of $2,689,000 related to investment in joint ventures. The remaining cash flow from operating activities was used in financing activities for the repayment of deeds of trust notes in the amount of $110,000 and the purchase of Treasury Stock in the amount of $164,000. Additionally, cash flow from financing activities was provided by the proceeds of deeds of trust notes in the amount of $5,750,000. Overall, cash flow from operating, investing and financing resulted in a decrease of $1,671,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 2000.

          During the year ended December 31, 1999, Registrant generated cash flow from operating activities of $12,464,000. Cash flow from operating activities was used in investing activities of $12,749,000, which consisted of investments in U.S. Treasury instruments, municipal bonds and other activities of $17,696,000, less proceeds of $4,956,000 related to investment in joint ventures less expenses related to land of $9,000. The remaining cash flow from operating activities was used in financing activities for the repayment of deed of trust notes. Overall, cash flow from operating, investing and financing resulted in an increase of $2,268,000 in cash and cash equivalents and cash deposits held in escrow during the year ended December 31, 1999.

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


A. Reports on Form 8-K. Registrant filed one report on Form 8-K during the year 2001.

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

Exhibit 4

          A.   Amended and Restated By-laws of Registrant.

Exhibit 99-1

          A.   Auditor's Representation Letter

                                     Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 10-K

The following documents are filed as part of this report:

Report of independent public accountants .................................  25

Consolidated balance sheets
As of December 31, 2001 and 2000 .........................................  26

Consolidated statements of income
For the years ended December 31, 2001, 2000, and 1999 ....................  28

Consolidated statements of changes in shareholders' equity
For the years ended December 31, 2001, 2000, and 1999 ....................  29

Consolidated statements of cash flows
For the years ended December 31, 2001, 2000, and 1999 ....................  30

Notes to consolidated financial statements
December 31, 2001 and 2000 ...............................................  32

Schedule III - Real estate and accumulated depreciation
As of December 31, 2001 and 2000 .........................................  46

Schedule IV - Mortgage loans on real estate
For the years ended December 31, 2001, 2000, and 1999 ....................  49

Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

Exhibits .................................................................  53

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to William Oshinsky, Treasurer, Bresler & Reiner, Inc., 401 M Street, S.W., Washington, D.C. 20024, who will advise shareholders of the fee for any exhibit.

Report of independent public accountants

To the Shareholders of
Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bresler & Reiner, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Vienna, Virginia
March 22, 2002

                             Bresler & Reiner, Inc.

                           Consolidated balance sheets
                        As of December 31, 2001 and 2000

                                   Assets

                                                                                     2001            2000
                                                                                ------------    ------------
Rental property and equipment, net                                              $ 97,156,000    $ 56,878,000

Construction in process                                                            3,232,000       1,988,000

Homes held for sale                                                                  598,000       1,118,000

Land held for investment                                                          14,145,000       4,228,000

Receivables:

Mortgages and notes, affiliates                                                    2,577,000       2,708,000
Mortgages and notes, other                                                         4,391,000         484,000
Other                                                                              5,072,000       4,373,000

Investment in and advances to joint ventures and partnerships                      3,295,000       5,235,000

Cash and cash equivalents                                                          3,129,000       5,935,000

Cash deposits held in escrow                                                       4,481,000       6,388,000

Investments                                                                       59,077,000      41,535,000

Income taxes receivable                                                                   --       3,046,000

Deferred charges and other assets                                                  6,625,000       2,607,000
                                                                                ------------    ------------
Total assets                                                                    $203,778,000    $136,523,000
                                                                                ============    ============


   The accompanying notes are an integral part of these consolidated balance sheets.

                             Bresler & Reiner, Inc.

                           Consolidated balance sheets
                        As of December 31, 2001 and 2000

                      Liabilities and shareholders' equity

                                                                                    2001               2000
                                                                                -------------     -------------
Liabilities:
  Real estate loans payable                                                     $  64,721,000     $  10,694,000
  Notes payable                                                                     7,775,000         8,679,000
  Accounts payable, trade                                                             694,000           715,000
  Accrued expenses                                                                  2,823,000         2,264,000
  Tenant deposits                                                                   1,221,000           587,000
  Deferred income                                                                       7,000            13,000
  Deferred income taxes payable                                                     2,837,000         3,436,000
  Current income taxes payable                                                        346,000                --
  Due to affiliates                                                                    21,000           466,000
                                                                                -------------      ------------
Total liabilities                                                                  80,445,000        26,854,000
Minority interest                                                                  10,892,000         7,444,000
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.01 par value; 4,000,000 shares authorized;
  2,839,653 shares issued; 2,738,906 shares outstanding as of
  December 31, 2001 and 2000                                                           28,000            28,000
  Capital in excess of par                                                          7,565,000         7,565,000
  Retained earnings                                                               106,652,000        96,436,000
  Treasury stock (100,747 shares as of December 31, 2001 and 2000)                 (1,804,000)       (1,804,000)
                                                                                -------------     -------------
Total shareholders' equity                                                        112,441,000       102,225,000
                                                                                -------------     -------------
Total liabilities and shareholders' equity                                      $ 203,778,000     $ 136,523,000
                                                                                =============     =============

   The accompanying notes are an integral part of these consolidated balance sheets.

                            Bresler & Reiner, Inc.

                        Consolidated statements of income
             For the years ended December 31, 2001, 2000, and 1999

                                                                   2001         2000          1999
                                                               -----------   -----------   -----------
Revenues:
  Sales of homes and lots                                      $ 4,855,000   $ 6,243,000   $ 6,370,000
  Other construction, net                                          110,000       466,000       765,000
  Rental income - apartments                                     2,728,000     2,646,000     2,506,000
  Rental income - commercial                                    32,358,000    21,487,000    12,133,000
  Hotel income                                                   7,711,000     7,799,000     7,386,000
  Management fees, affiliates                                      419,000       659,000       914,000
  Leasing fees, affiliates                                         389,000       390,000       749,000
  Interest-
    Affiliates                                                     352,000       441,000     1,118,000
    Other                                                        2,678,000     2,479,000     2,003,000
  Gain on sales of realty interests, net                           109,000       959,000       601,000
  Equipment leasing and vending                                     22,000        27,000        33,000
  Gain on sale of equity investment                                     --            --     3,006,000
  Income from equity investments                                   130,000       635,000       997,000
  Other                                                            187,000        77,000       101,000
                                                               -----------   -----------   -----------
Total revenues                                                  52,048,000    44,308,000    38,682,000
                                                               -----------   -----------   -----------
Costs and expenses:
  Cost of home and lot sales                                     4,701,000     5,821,000     6,183,000
  Rental expense - apartments                                    1,711,000     1,678,000     1,543,000
  Rental expense - commercial                                   13,352,000     8,805,000     4,439,000
  Hotel expense                                                  5,585,000     5,461,000     5,175,000
  Land development expense                                         101,000       107,000       103,000
  General and administrative                                     2,172,000     2,058,000     1,687,000
  Interest expense                                               2,000,000       875,000       450,000
  Equipment leasing and vending                                     22,000        25,000        29,000
  Other                                                            240,000       503,000        39,000
                                                               -----------   -----------   -----------
Total costs and expenses                                        29,884,000    25,333,000    19,648,000
                                                               -----------   -----------   -----------
Net income before income taxes and minority
interest                                                        22,164,000    18,975,000    19,034,000
Provision for income taxes                                       4,723,000     5,511,000     7,129,000
                                                               -----------   -----------   -----------
Net income before minority interest                             17,441,000    13,464,000    11,905,000
Minority interest                                                7,225,000     3,306,000            --
                                                               -----------   -----------   -----------
Net income                                                     $10,216,000   $10,158,000   $11,905,000
                                                               ===========   ===========   ===========
Basic and fully diluted earnings per share                     $      3.73   $      3.71   $      4.30
                                                               ===========   ===========   ===========
Weighted-average shares outstanding                              2,738,906     2,739,769     2,766,429
                                                               ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                             Bresler & Reiner, Inc.

           Consolidated statements of changes in shareholders' equity
             For the years ended December 31, 2001, 2000, and 1999

                                           Capital                                               Total
                              Common      in excess        Retained          Treasury        shareholders'
                              stock        of par          earnings           stock             equity
                            --------     -----------     -------------    -------------      -------------
Balance, December 31,
1998                        $ 28,000     $ 7,565,000     $  75,570,000    $    (682,000)     $  82,481,000
 Net income                       --              --        11,905,000               --         11,905,000
 Purchase of treasury
 stock                            --              --                --         (958,000)          (958,000)
                            --------     -----------     -------------    -------------      -------------
Balance, December 31,
1999                          28,000       7,565,000        87,475,000       (1,640,000)        93,428,000
 Net income                       --              --        10,158,000               --         10,158,000
 Purchase of treasury
 stock                            --              --                --         (164,000)          (164,000)
 Assignment of
 leasehold interest from
 majority shareholders            --              --        (1,197,000)              --         (1,197,000)
                            --------     -----------     -------------    -------------      -------------
Balance, December 31,
2000                          28,000       7,565,000        96,436,000       (1,804,000)       102,225,000
 Net income                       --              --        10,216,000               --         10,216,000
                            --------     -----------     -------------    -------------      -------------
Balance, December 31,
2001                        $ 28,000     $ 7,565,000     $ 106,652,000    $  (1,804,000)     $ 112,441,000
                            ========     ===========     =============    =============      =============

 The accompanying notes are an integral part of these consolidated statements.

                             Bresler & Reiner, Inc.

                      Consolidated statements of cash flows
              For the years ended December 31, 2001, 2000, and 1999

                                                                 2001               2000             1999
                                                              ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                                  $ 10,216,000      $ 10,158,000      $ 11,905,000
  Adjustments to reconcile net income to net cash
  provided by operating activities-
    Depreciation and amortization                                4,860,000         3,606,000         2,304,000
    Gain on sales of realty interests, net                        (109,000)         (959,000)         (601,000)
    Gain on sale of equity investment                                   --                --        (3,006,000)
    Income from equity investments                                (130,000)         (635,000)         (997,000)
    Deferred income taxes                                         (599,000)         (312,000)       (2,263,000)
    Changes in other assets and liabilities:
      Construction in process                                   (1,244,000)        2,256,000         2,898,000
      Homes held for sale                                          520,000          (144,000)         (384,000)
      Mortgages and notes receivable                               333,000         1,705,000         1,553,000
      Income taxes receivable                                    3,046,000        (1,856,000)       (1,178,000)
      Cash deposits held in escrow                               1,907,000          (353,000)        3,591,000
      Minority interest                                          3,448,000           652,000                --
      Accrued liabilities                                        1,067,000         2,872,000        (1,358,000)
                                                              ------------      ------------      ------------
Total adjustments to reconcile net income to net cash
provided by operating activities                                13,099,000         6,382,000           559,000
                                                              ------------      ------------      ------------
Net cash provided by operating activities                       23,315,000        16,990,000        12,464,000
                                                              ------------      ------------      ------------
Cash flows from investing activities:
  Investment in and advances to joint ventures and
  partnerships                                                   2,070,000        (6,843,000)        4,956,000
  Net purchases of investments and municipal bonds             (17,542,000)       (5,729,000)      (16,180,000)
  Increase in land held for investment                          (9,917,000)               --            (9,000)
  Increase in notes receivable                                  (4,000,000)               --                --
  Purchase of rental property equipment and other              (44,955,000)      (11,547,000)       (1,516,000)
                                                              ------------      ------------      ------------
Net cash used in investing activities                          (74,344,000)      (24,119,000)      (12,749,000)
                                                              ------------      ------------      ------------

  The accompanying notes are an integral part of these consolidated statements.

                             Bresler & Reiner, Inc.

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999
                                  (Continued)

                                                                      2001               2000              1999
                                                                  ------------       -----------        -----------
Cash flows from financing activities:
   Proceeds from real estate loans and notes payable              $ 59,100,000       $ 5,750,000        $        --
   Repayment of real estate loans payable                           (5,977,000)         (110,000)           (97,000)
   Deferred charges and other                                       (4,900,000)          (18,000)         3,608,000
   Purchase of treasury stock                                               --          (164,000)          (958,000)
                                                                  ------------       -----------        -----------
Net cash provided by financing activities                           48,223,000         5,458,000          2,553,000
                                                                  ------------       -----------        -----------
Net (decrease) increase in cash and cash equivalents                (2,806,000)       (1,671,000)         2,268,000
Cash and cash equivalents, beginning of year                         5,935,000         7,606,000          5,338,000
                                                                  ------------       -----------        -----------
Cash and cash equivalents, end of year                            $  3,129,000       $ 5,935,000        $ 7,606,000
                                                                  ============       ===========        ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for--
     Interest                                                     $  1,953,000       $   875,000        $   450,000
     Income taxes                                                    1,836,000         7,557,000          7,471,000
Supplemental disclosures of noncash activities:
   Escrowed cash deposits received                                     879,000           540,000            146,000
   Escrowed cash deposits refunded                                     245,000           212,000            107,000
   Acquisition of rental property, note payable and
   minority interest                                                        --        14,094,000                 --

 The accompanying notes are an integral part of these consolidated statements.

                             Bresler & Reiner, Inc.

                   Notes to consolidated financial statements
                           December 31, 2001 and 2000



1.  Summary of significant accounting policies:

Organization and principles of consolidation

  The consolidated financial statements include the accounts of Bresler & Reiner, Inc., and its wholly and majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

  The Company's activities include residential land development and construction, rental property ownership and management and hotel ownership and management primarily in Maryland, Virginia, and the District of Columbia.

  On November 26, 2001, the Company announced it had formed a joint venture with The Cohen Companies, LLC for the purchase of the Washington Business Park. The acquisition included two office buildings, seven flex and warehouse buildings and approximately 79 acres of undeveloped land located in Lanham, Maryland. Under the agreement, ten new LLCs were formed to acquire each of the nine buildings and the undeveloped land. An additional LLC was formed for the purpose of managing the nine building owners.

  Bresler & Reiner, Inc. is the equity owner of each of the nine buildings. The Cohen Companies, LLC holds a 20 percent beneficial interest in these properties with the right, subject to certain conditions, to acquire an additional 30 percent ownership interest. Bresler & Reiner, Inc. has an 80 percent interest in the undeveloped land acquired under the agreement. The Cohen Companies, LLC holds a 20 percent interest with the right, subject to certain conditions, to acquire an additional 30 percent ownership interest. Effective November 26, 2001, the Company has reported the results of operations of Washington Business Park on a consolidated basis with the 20 percent participation of the Cohen Companies, LLC included in minority interest.

  A subsidiary of Bresler & Reiner, Inc. has entered into an agreement with a joint venture between the Washington, DC based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. (K/FCE). Pursuant to this agreement, K/FCE joint venture has conducted physical and economic studies and proposed a redevelopment plan for the Waterside Mall, a shopping-office center located in southwest Washington, D.C. (Mall Complex). The parties have agreed in principal to form a joint venture commencing in September 2002 following the expiration of the Government (GSA) lease. The property subject to the joint venture was placed into a new LLC in which the Company has a 99 percent interest and K/FCE has a 1 percent non-economic interest. The Company has a 100 percent interest because K/FCE has no economic rights to the property. At the termination of the GSA lease on September 14, 2002, K/FCE has the right, subject to certain conditions, to increase their ownership in the joint venture.

  On July 1, 2000, two leasehold interests in the Mall Complex were assigned to the Company by Town Center East Investors (TCE) and SEW Investors (SEW). The Company was the 1 percent general partner in SEW and the 49 percent general partner in TCE. In connection with the assignment of these leasehold interests, the Company issued notes of $4.9 million and $3.8 million and paid cash of $2.1 million and $1.6 million to TCE and SEW, respectively. The Company assigned these newly acquired leasehold interests, in addition to one that the Company previously owned, to a newly formed single entity, B&R Waterfront Properties, LLC (BRW). The Company is the managing member and holds a 54 percent interest in BRW. Effective July 1, 2000, it has reported the results of operations of BRW on a consolidated basis with the 46 percent participation of the minority partner included in minority interest.

In addition to the 1 percent partnership interest held by the Company in SEW, 36 percent was held by related parties. Therefore, of the $5.4 million assigned for SEW's leasehold interest, $1.2 million was considered to be a transfer of assets between entities under common control and was recorded against retained earnings and not included in the basis of the assigned assets.

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

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value. Real estate held for sale is recorded at the lower of cost or estimated fair value less cost to sell.

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

Income taxes

FASB Statement No. 109, "Accounting for Income Taxes," is applied in calculating the provision for income taxes. As prescribed therein, provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pre-tax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense, and real estate taxes during development and depreciation for tax and financial reporting purposes.

Earnings per share

The Company has no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each year (2,738,906 shares in 2001, 2,739,769 shares in 2000, and 2,766,429 shares in 1999).

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash deposits held in escrow

Amounts include deposits held in escrow for tenants, deposits on homes held for sale, and the net of rental receipts and expenses held by the management companies.

Investments

As of December 31, 2001 and 2000, all investment securities, consisting of municipal bonds, FHLMC notes, and FNMA notes, are classified as held-to-maturity and are therefore reported at amortized cost. The fair value of these instruments approximates carrying value at year-end. There were no unrealized holding gains or losses. All the instruments mature within one year. There were no sales of investment securities during 2001 or 2000.

Deferred charges and other assets

Amounts include fees incurred in connection with obtaining financing. These fees are deferred and amortized as a part of interest expense over the term of the related debt instrument.

Comprehensive income

Except for net income, the Company does not have any other items impacting comprehensive income.

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

New Accounting policies

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective in the first quarter of 2002. Management does not believe that SFAS No. 144 will have a significant impact on the Company's results of operations or financial positions.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified in order to conform to the 2001 presentation.

2.  Rental property and equipment, net:

                                                       2001             2000
                                                   ------------    -------------
Land                                               $  4,027,000    $  4,027,000
Buildings and improvements                          147,478,000     102,929,000
Equipment                                             6,485,000       6,080,000
                                                   ------------    ------------
                                                    157,990,000     113,036,000
Less- Accumulated depreciation                      (60,834,000)    (56,158,000)
                                                   ------------    ------------
                                                   $ 97,156,000    $ 56,878,000
                                                   ============    ============

Buildings and improvements and equipment are depreciated over the useful lives of the related assets, ranging from 5 to 40 years and 3 to 12 years, respectively.

3.  Land held for investment:

Land held for investment is recorded at the lower of cost or estimated fair value less cost to sell.

4.  Homes held for sale:

Homes held for sale represent homes that have been substantially completed for over one year and are held for sale on the open market. These homes are recorded at the lower of cost or estimated fair value less cost to sell.

5.  Gain on sales of realty interests, net:

These amounts represent the recognition of gains recognized from prior year's sales recorded using the installment method. The amounts recognized are $109,000, $959,000 and $601,000 in 2001, 2000 and 1999, respectively.

6.  Other construction, net:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:

                                                 2001           2000           1999
                                             -----------    -----------    -----------
Other construction revenues                  $ 1,146,000    $ 1,730,000    $ 1,714,000
Other construction costs                       1,036,000      1,264,000        949,000
                                             -----------    -----------    -----------
Other construction, net                      $   110,000    $   466,000    $   765,000
                                             ===========    ===========    ===========

7.  Notes payable and real estate loans payable:

                                                           Maturities for debt
                                                            outstanding as of
                                                               December 31,
                                                 2001              2001
                                             -----------    ------------------
Notes payable, 9.00%/(a)/                    $ 7,775,000           2007

/(a)/Interest rates relate to the 2001 balances.

The notes payable are non-recourse to the Company at December 31, 2001. The notes were issued in connection with the assignment of leasehold interests in the formation of BRW. The properties stand as sole collateral for the loans.

Annual contractual principal payments as of December 31, 2001, are as follows:

                                                                Notes
                                                               payable
                                                            ------------
   2002                                                     $ 1,028,000
   2003                                                       1,123,000
   2004                                                       1,226,000
   2005                                                       1,339,000
   2006                                                       1,462,000
   2007 and thereafter                                        1,597,000
                                                            -----------
   Total                                                    $ 7,775,000
                                                            ===========

                                                                                                     Maturities for
                                                                                                          debt
                                                                                                     outstanding as
                                                                                                     of December 31,
                                                                         2001             2000            2001
                                                                    ------------      -----------    --------------
Real estate loan payable, 8.50%/(a)/ collateralized by
rental properties                                                   $         --      $ 4,948,000         2001
Real estate loan payable, 7.70%/(a)/ collateralized by a
rental property                                                        5,703,000        5,746,000         2031
Real estate loan payable, 7.63%/(a)/ collateralized by
rental properties                                                     39,970,000               --         2031
Term loan, 5.5%/(b)/ collateralized by property                        5,000,000               --         2004
Real estate loan payable, 7.45%/(a)/ collateralized by a
hotel property                                                        10,266,000               --         2011
Real estate loan payable, 7.875%/(a)/ collateralized by a
hotel property                                                         3,782,000               --         2011
                                                                    ------------      -----------
                                                                    $ 64,721,000      $10,694,000
                                                                    ============      ===========

/(a)/ Interest rates are fixed and relate to the 2001 balances.

/(b)/ Variable interest rate as of December 31, 2001, based on lenders prime rate of interest plus 75 basis points.

None of the mortgage loans payable are recourse to the Company at December 31, 2001. In addition, as of December 31, 2001, the Company has no recourse obligations and the Company is in compliance with all debt covenants.

Annual contractual principal payments as of December 31, 2001, are as follows:

                                                                    Real estate
                                                                   loans payable
                                                                   -------------
   2002                                                            $    621,000
   2003                                                                 669,000
   2004                                                               5,718,000
   2005                                                                 777,000
   2006                                                                 837,000
   2007 and thereafter                                               56,099,000
                                                                   ------------
Total                                                              $ 64,721,000
                                                                   ============

8.  Mortgages and notes receivable, affiliates:

                                                   2001           2000
                                               -----------    -----------
Mortgages and notes:
   Due 2009/(a)/                               $ 1,250,000    $ 1,265,000
Installment sales:
   Due 2004 /(b)/                                1,327,000      1,443,000
                                               -----------    -----------
                                               $ 2,577,000    $ 2,708,000
                                               ===========    ===========

/(a)/ Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company's officers and directors own 8 percent of the limited partnership.

/(b)/ Amounts due are net of deferred gains of $1,024,000 and $1,114,000 in 2001 and 2000, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 2004, with a final payment due 2004 of approximately $1,735,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building sold is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company's officers and directors own 8 percent of the limited partnership.

 9.  Mortgages and notes receivable, other:

                                                                    2001        2000
                                                                -----------  ---------
Mortgages and notes:
   Home sales, 8% to 12.5%, due through 2020                    $    72,000  $  74,000
   Condominium sales, 8% to 13%, net of deferred gain of
   $60,000 and $80,000 in 2001 and 2000, respectively                58,000     77,000
Notes receivable:
   Other, 8% to 10%, due through 2005                               217,000    266,000
   Other, 18% due through 2004                                    4,000,000         --
   Tenant improvements, 10%, due through 2003                        44,000     67,000
                                                                -----------  ---------
                                                                $ 4,391,000  $ 484,000
                                                                ===========  =========

All mortgage notes are collateralized by first trusts on houses or residential property.

10. Investment in and advances to joint ventures and partnerships:

The Company has general and limited partnership interests in entities that are developing or operating properties located in Washington, D.C. and Dallas, Texas. These are accounted for under the equity method of accounting. The Company received distributions from Tech High Leasing of $70,000 and $90,000 and SEW Investors of $6,000 and $2,000 in 2001 and 2000, respectively. No other distributions were received in 2001 or 2000.

The following is a summary of joint ventures and partnerships in which the Company holds ownership interests:

                                 Company interests                                  As of December 31, 2001
                              ----------------------                      -----------------------------------------
                                                                                                       Partnership
                               General      Limited   Current status of    Partnership   Partnership     equity
                               partner      partner      partnerships         assets        debt        (deficit)
                              ---------    --------- -------------------- ------------- ------------- -------------
                                                      Owns and operates
                                                      256 apt. units in
Third Street S.W.                                     Southwest
Investors                         1%          --      Washington, D.C.       1,965,000    6,758,000    (4,793,000)
                                                      Office building in
Tech High Leasing                50%          --      Dallas, TX               645,000           --       645,000
                                                      Leveraged
Builders Leasing                 20%          --      equipment leasing        271,000      960,000      (689,000)
                                                      Holds a note
                                                      collateralized by
                                                      assigned leasehold
SEW Investors                     1%          --      interest               3,602,000      115,000      3,487,000

As of December 31, 2001, the Company's investment in joint ventures balances were $1,016,000, $186,000 and $33,000 for Tech High Leasing, Builders Leasing and SEW Investors, respectively. There was no investment balance in Third Street S.W. Investors. The Company had net advances to joint ventures of $2,060,000 at December 31, 2001.

As of December 31, 2000, the Company's investment in joint ventures balances were $1,046,000 and $99,000 for Tech High Leasing and Builders Leasing. There were no investment balances in Third Street S.W. Investors or SEW Investors. The Company had net advances to joint ventures of $4,090,000 at December 31, 2000.

11. Commitments and contingencies:

Financial commitments

At December 31, 2001, the Company had approximately $856,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Litigation

The Company and other related entities are defendants in suits filed by 19 individuals who state they are all present and former employees of the Environmental Protection Agency (EPA), which occupies office space at the Mall Complex. Four spouses of such employees are also plaintiffs. The complaint alleges that the defendants are the owners of the Mall Complex and certain renovations and reconstruction to the Mall Complex were done in such a manner as to cause the Plaintiffs multiple physiological and physical symptoms. These claims have been dismissed with prejudice.

In prior years, three "copy cat" suits were filed. Two have been dismissed with prejudice and the third suit is in the discovery stage. Management believes this remaining suit is without merit and intends to contest the case vigorously.

In the normal course of business, the Company is involved in other types of litigation. In the opinion of management, based on its assessment and consultation with outside counsel, the litigation that is currently pending against the Company will not have a material impact on the financial position or future operations of the Company as a whole.

Significant lease

The EPA occupies 1.2 million square feet subject to a GSA lease in the Mall Complex. This complex is owned by BRW, a limited liability company in which the Company owns a 54 percent interest. The EPA is the GSA's tenant. The lease with the GSA was for a ten-year period terminating in September 2002.

In aggregate, approximately 44 percent of the Company's 2001 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company's operations is dependent on the continuation of the lease, and if the lease is not renewed or replaced by new tenants at similar terms, the Company's financial position could be adversely affected.

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

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes includes the following components:

                                                2001           2000           1999
                                            -----------    -----------    -----------
Provision for income taxes
   Current tax                              $ 5,322,000    $ 5,823,000    $ 9,392,000
   Deferred tax                                (599,000)      (312,000)    (2,263,000)
                                            -----------    -----------    -----------
Total provision for income taxes            $ 4,723,000    $ 5,511,000    $ 7,129,000
                                            ===========    ===========    ===========

A reconciliation of the statutory federal tax rate to the Company's effective income tax rate follows:

                                                                2001     2000       1999
                                                               ------   ------     ------
Statutory rate                                                  34.0%    34.0%      34.0%
Increase (decrease) resulting from:
   State taxes, net of federal income tax benefit                5.3      6.1        7.7
   Low-income housing tax benefits                                --     (2.4)     (17.6)
   Interest income from tax-exempt bonds                        (7.8)    (7.5)        --
   Minority interest income /(a)/                               (8.8)    (1.6)        --
   Other                                                        (1.4)     0.4       13.4
                                                               -----    -----     ------
Effective rate                                                  21.3%    29.0%      37.5%
                                                               =====    =====     ======

/(a)/The Company does not provide a provision for taxes for the 46 percent minority interest income amount for BRW. The provision for these amounts is provided individually by the partners which hold the minority interest. As a partnership, the tax liability passes through to the individual partners.

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

                                                            Deferred income tax
                                Deferred tax liability    provision (benefit) for  Deferred tax liability
                                    (asset) as of             the year ended            (asset) as of
                                  December 31, 2001          December 31, 2001        December 31, 2000
                                ----------------------    -----------------------  ----------------------
Basis in property                   $   104,000                 $ (199,000)              $   303,000
Investment in
partnerships                          3,561,000                    110,000                 3,451,000
Installment sales                       161,000                    (14,000)                  175,000
Other                                  (989,000)                  (496,000)                 (493,000)
                                    -----------                 ----------               -----------
Total                               $ 2,837,000                 $ (599,000)              $ 3,436,000
                                    ===========                 ==========               ===========

13. Operating leases:

As a lessee

At December 31, 2001, the Company was obligated under a land lease, on which the Company owns commercial properties, with the District of Columbia Redevelopment Land Agency, with aggregate annual rental payments of approximately $130,000 plus certain expenses. The lease expires in 2058. The Company is also obligated under leases for office space in Washington Business Park. The leases expire between 2004 and 2007.

Rent expense for the years ended 2001, 2000, and 1999 was approximately $130,000, $86,000, $43,000, respectively.

Although certain leases require the Company to pay real estate taxes, insurance, and certain other operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 2001, are as follows:

                                                                   Amount
                                                                -----------
   2002                                                         $   520,000
   2003                                                             520,000
   2004                                                             520,000
   2005                                                             493,000
   2006                                                             199,000
   2007 and thereafter                                            6,808,000
                                                                -----------
Total                                                           $ 9,060,000
                                                                ===========

As a lessor

Substantially all noncancelable leases of residential property are for a term of one year or less. Other leases are subject to cancellation at the lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

                                                                   Noncancelable
                                                                       leases
                                                                    ------------
  2002                                                              $ 28,533,000
  2003                                                                10,735,000
  2004                                                                 8,821,000
  2005                                                                 6,062,000
  2006                                                                 3,952,000
  2007 and thereafter                                                  7,576,000
                                                                    ------------
Total                                                               $ 65,679,000
                                                                    ============

14. Transactions with affiliates:

The Company has business transactions with several affiliates that are owned in part by certain of the Company's shareholders, officers, and/or directors. These transactions are summarized as follows:

                                                    2001       2000       1999
                                                ---------  ---------   ---------
Revenues:
   Leasing fees                                 $ 389,000  $ 390,000  $  749,000
   Management fees                                419,000    659,000     914,000
   Interest                                       352,000    441,000   1,118,000
Costs and expenses:
   Insurance                                      898,000    710,000     579,000
   Interest                                       721,000    392,000          --

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

The net periodic pension costs for 2001, 2000, and 1999 are computed as follows:

                                                    2001       2000       1999
                                                 ---------  ---------- ---------
Service cost-benefits earned during the year    $ 265,000  $  250,000 $ 236,000
Interest cost on projected benefit obligation     271,000     248,000   238,000
Return on plan assets                            (298,000)   (288,000) (250,000)
Amortization of unrecognized net obligation        57,000      57,000    57,000
                                                ---------  ---------- ---------
Net periodic pension cost                       $ 295,000  $  267,000 $ 281,000
                                                =========  ========== =========

The following table details the Plan's net pension asset as of December 31, 2001 and 2000:

                                                                                    2001         2000
                                                                                -----------  -----------
Actuarial Present Value of Benefit Obligation:
   Vested benefits                                                              $ 3,439,000  $ 3,108,000
   Nonvested benefits                                                               127,000      115,000
                                                                                -----------  -----------
   Accumulated benefit obligation                                                 3,566,000    3,223,000
   Effect of projected future compensation increases                              1,427,000    1,290,000
                                                                                -----------  -----------
   Projected benefit obligation                                                   4,993,000    4,513,000
   Plan assets at fair value                                                      4,259,000    4,259,000
                                                                                -----------  -----------
   Plan assets under projected benefit obligation                                  (734,000)    (254,000)
   Unrecognized net gain                                                            384,000     (345,000)
   Unrecognized net obligation at date of adoption being recognized over 22
   years                                                                            454,000      510,000
                                                                                -----------  -----------
Net pension asset                                                               $   104,000  $   (89,000)
                                                                                ===========  ===========

Interest assumptions used were:


                                                                                2001           2000
                                                                                ------         ------
Preretirement discount rate                                                     6.00%          6.00%
Postretirement discount rate                                                    6.00           6.00
Rate of increase in future compensation                                         4.00           4.00
Long-term rate of return on plan assets                                         7.00           7.00


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

..    Receivables

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

..    Notes payable and mortgage loans payable

     The fair value of notes payable is estimated by discounting the future cash flows based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings. For short-term notes payable, the carrying amount is a reasonable estimate of fair value.

..    Accounts payable, trade

     The fair value of accounts payable, trade is the carrying amount payable at the reporting date.

The estimated fair values of the Company's financial instruments are as follows:

                                           December 31, 2001             December 31, 2000
                                      ---------------------------   ---------------------------
                                        Carrying                      Carrying
                                         amount       Fair value       amount       Fair value
                                      -----------    ------------   -----------    ------------
Financial assets:
  Cash and cash equivalents           $ 3,129,000    $ 3,129,000    $ 5,935,000    $ 5,935,000
  Cash deposits held in escrow          4,481,000      4,481,000      6,388,000      6,388,000
  Investments                          59,077,000     59,077,000     41,535,000     41,535,000
  Receivables-
    Mortgages and notes, affiliates     2,577,000      3,395,000      2,708,000      2,924,000
    Mortgages and notes, others         4,391,000      4,426,000        484,000        495,000
    Other                               5,072,000      5,072,000      4,373,000      4,373,000
Financial liabilities:
  Notes payable                         7,775,000      9,263,000      8,679,000      9,117,000
  Mortgage loans payable               64,721,000     62,869,000     10,694,000     10,525,000
  Accounts payable, trade                 694,000        694,000        715,000        715,000

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

17.  Quarterly results of operations (unaudited):

                                                                       Three months ended
                                                     ---------------------------------------------------------
                                                       March 31,     June 30,    September 30,    December 31,
                                                         2001          2001          2001             2001
                                                     -----------   -----------   -------------    ------------
Revenues                                             $11,799,000   $12,332,000    $13,547,000     $14,370,000
Net income before income taxes and
minority interest                                      5,634,000     5,615,000      5,425,000       5,490,000
Net income                                             2,247,000     2,441,000      3,151,000       2,377,000
Basic and fully diluted earnings per share                  0.82          0.89           1.15            0.87

                                                                       Three months ended
                                                     ---------------------------------------------------------
                                                       March 31,     June 30,    September 30,    December 31,
                                                         2000          2000          2000             2000
                                                     -----------   -----------   -------------    ------------
Revenues                                             $ 7,412,000   $ 9,446,000    $13,171,000     $14,279,000
Net income before income taxes and minority
interest                                               3,518,000     4,379,000      5,684,000       5,394,000
Net income                                             2,139,000     2,656,000      3,107,000       2,256,000
Basic and fully diluted earnings per share                  0.78          0.97           1.13            0.83

18.  Segment information:

In accordance with FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rentals, and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects. This segment represents 9, 15, and 19 percent of the Company's total consolidated revenue in years 2001, 2000, and 1999, respectively. Commercial Rental focuses on providing office and retail space for various types of tenants, ranging from retail to governmental agencies. This segment provides 62, 41, and 31 percent of the Company's total consolidated revenue in years 2001, 2000, and 1999, respectively. Residential Rental focuses on providing housing throughout the Washington, D.C., Metropolitan area. This segment represents 5 percent of the Company's total consolidated revenue in 2001 and 6 percent of the Company's total consolidated revenue in the year 2000 and 1999. Hotel Operations focuses on the ownership of two hotel properties. This segment provides 14, 18, and 19 percent of the Company's total consolidated revenue in years 2001, 2000, and 1999, respectively. Interest and other revenue is composed of various activities and represents the remaining 10, 20, and 25 percent of the Company's total consolidated revenue in years 2001, 2000, and 1999, respectively. The Company is not involved in any operations in countries other than the United States.

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

                                                   For the years ended December 31
                                        ------------------------------------------------
                                               2001             2000            1999
                                        --------------   --------------   --------------
Revenues:
  Home and other construction           $    4,965,000   $    6,709,000   $    7,135,000
  Commercial rental                         32,872,000       21,487,000       15,455,000
  Residential rental                         2,728,000        2,646,000        2,506,000
  Hotel management                           7,711,000        7,799,000        7,386,000
  Interest and other                         6,575,000        8,914,000        9,676,000
  Consolidated entries                      (2,803,000)      (3,247,000)      (3,476,000)
                                        --------------   --------------   --------------
Total                                       52,048,000       44,308,000       38,682,000
Gross operating income:                 --------------   --------------   --------------
  Home and other construction                  264,000          888,000          952,000
  Commercial rental                         17,173,000       12,682,000        9,267,000
  Residential rental                           854,000          968,000          813,000
  Hotel management                           2,126,000        2,338,000        2,211,000
  Interest and other                         3,802,000        2,099,000        7,916,000
  SG&A                                      (2,172,000)      (2,058,000)      (1,687,000)
  Income taxes and minority interest       (11,318,000)      (8,817,000)      (7,129,000)
  Consolidated entries                        (513,000)       2,058,000         (438,000)
                                        --------------   --------------   --------------
Total                                       10,216,000       10,158,000       11,905,000
Assets:                                 --------------   --------------   --------------
  Home and other construction           $    3,830,000   $    4,245,000   $    6,254,000
  Commercial rental                         87,230,000       69,914,000       55,056,000
  Residential rental                         2,045,000        2,092,000        1,805,000
  Hotel management                           7,881,000        9,415,000       10,185,000
  Investments                               76,517,000       50,998,000       41,971,000
  Other                                     33,924,000        4,860,000       (3,209,000)
  Income taxes receivable                           --        3,046,000        1,190,000
  Consolidated entries                      (7,649,000)      (8,047,000)      (8,000,000)
                                        --------------   --------------   --------------
Total                                   $  203,778,000   $  136,523,000   $  105,252,000
                                        ==============   ==============   ==============

19. Subsequent event:

On January 31, 2002, Bresler & Reiner, Inc. announced the completion of the acquisition of Sarnia Corporation (Sarnia) by a wholly owned subsidiary of the Company for approximately $20 million in cash minus certain liabilities of Sarnia which will be assumed by Bresler & Reiner, Inc. Sarnia Corporation owns and operates an office park of approximately 15.76 acres located in Springfield, Virginia, known as Versar Center. Versar Center consists of two four-story office buildings. Effective January 31, 2002, the Company will report the operations of Sarnia on a consolidated basis.

                             Bresler & Reiner, Inc.

             Schedule III - Real estate and accumulated depreciation
                        As of December 31, 2001 and 2000
                             (Dollars in thousands)

                                                                 Column C                       Column D
                                                         -----------------------     ------------------------------
                                                                                     Cost capitalization subsequent
  Column A                                Column B       Initial cost to Company            to acquisition
---------------                         ------------     -----------------------     ------------------------------


                                                                   Building and                           Carrying
  Description                           Encumbrances      Land     improvements       Improvements          cost        Land
---------------                         ------------     ------   --------------     --------------      ----------    -------

As of December 31, 2001:
  Charlestown North (Apartments
  in Greenbelt, Maryland)                        N/A     $   --         $  2,179            $  466           $   --     $   --
  Commons (Apartments in
  Washington, D.C.)                              N/A        277            1,047               673               --        387
  Lakeview Manor Nursing Home
  (Lakewood, New Jersey)                         N/A        100            4,026                --               --        100
  Uptown (Hotel in Baltimore,
  Maryland)                                   10,266         --            7,368               220               --         --
  Allentown Road Motel (Suitland,
  Maryland)                                    3,782        378            2,793             1,613               --        378
  Egap (Convenience Stores in
  Florida, Louisiana, and North
  Carolina)                                      N/A         58            3,388               247               --        391
  NationsBank Building (Office
  Building in Manassas, Virginia)                N/A         63              798                43               --         90
  Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                            N/A      2,216           12,679             4,085               --      1,898
  7800 Building (Office Building in
  Manassas, Virginia)                            N/A        317            1,636               492               --        283
  Fort Hill (Office Building in
  Manassas, Virginia)                          5,703        500            6,492               500               --        500
  B&R Waterfront Properties, LLC
  (Mall complex in
  Washington D.C.)                               N/A         --           55,123                --               --         --
  Washington Business Park
  (Two office buildings and seven
  flex warehouse buildings in
  Lanham, Maryland)                           39,970         --           44,000                --               --         --
                                        ------------     ------   --------------     --------------      ----------    -------
                                             $59,721     $3,909         $141,529            $8,339           $   --     $4,027
                                        ============     ======   ==============     ==============      ==========    =======
                                               Column E
                                   --------------------------------
                                   Gross amount at which carried at
  Column A                                  close of period             Column F        Column G      Column H          Column I
---------------                    --------------------------------   ------------    ------------    --------     ----------------
                                                                                                                     Life on which
                                                                                                                    depreciation on
                                                                                                                     latest income
                                      Building and                     Accumulated       Date of        Date         statement is
  Description                         improvements         Total      depreciation    construction    acquired         computed
---------------                    -----------------   ------------   ------------    ------------    --------     ----------------
As of December 31, 2001:
  Charlestown North (Apartments
  in Greenbelt, Maryland)                     $3,217         $3,217        $ 2,138              --        1971         5 - 40 years
  Commons (Apartments in
  Washington, D.C.)                            1,647          2,034          1,260              --        1971         5 - 40 years
  Lakeview Manor Nursing Home
  (Lakewood, New Jersey)                       4,026          4,126          2,942              --        1984         5 - 30 years
  Uptown (Hotel in Baltimore,
  Maryland)                                    5,669          5,669          1,154              --        1993/(a)/              --
  Allentown Road Motel (Suitland,
  Maryland)                                    4,587          4,965          2,858              --        1987             19 years
  Egap (Convenience Stores in
  Florida, Louisiana, and North
  Carolina)                                    2,202          2,593          1,741              --        1987             19 years
  NationsBank Building (Office
  Building in Manassas, Virginia)                787            877            256            1991          --          31 1/2years
  Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                         17,487         19,385          7,137            1987          --          31 1/2years
  7800 Building (Office Building in
  Manassas, Virginia)                          2,012          2,295            876            1990          --     15 - 31 1/2years
  Fort Hill (Office Building in
  Manassas, Virginia)                          6,492          6,992            208              --        2000          39 1/2years
  B&R Waterfront Properties, LLC
  (Mall complex in
  Washington D.C.)                            55,123         55,123         35,659              --        2000             10 years
  Washington Business Park
  (Two office buildings and seven
  flex warehouse buildings in
  Lanham, Maryland)                           44,229         44,229            118              --        2001          39 1/2years
                                   -----------------   ------------   ------------
                                            $147,478       $151,505        $56,347
                                   =================   ============   ============

/(a)/ Asset acquisition recorded December 31, 1993.

                     Bresler & Reiner, Inc.

             Schedule III - Real estate and accumulated depreciation
                        As of December 31, 2001 and 2000
                             (Dollars in thousands)
                                  (Continued)

                                                                     Column C                      Column D
                                                             -----------------------   ------------------------------
                                                                                       Cost capitalization subsequent
                   Column A                    Column B      Initial cost to Company            to acquisition
                   --------                    --------      -----------------------   ------------------------------



                                                                       Building and                         Carrying
                 Description                 Encumbrances     Land     improvements    Improvements           cost
-------------------------------------------  ------------    ------    ------------    ------------         --------
As of December 31, 2000:

  Charlestown North (Apartments
  in Greenbelt, Maryland)                         N/A        $   --       $ 2,179        $   466            $     --

  Commons (Apartments in
  Washington, D.C.)                               N/A           277         1,047            673                  --

  Lakeview Manor Nursing Home
  (Lakewood, New Jersey)                          N/A           100         4,026             --                  --

  Uptown (Hotel in Baltimore,
  Maryland)                                       N/A            --         7,368            220                  --

  Allentown Road Motel (Suitland,
  Maryland)                                       N/A           378         2,793          1,613                  --

  Egap (Convenience Stores in
  Florida, Louisiana, and North Carolina)         N/A            58         3,388            247                  --

  NationsBank Building (Office
  Building in Manassas, Virginia)                 N/A            63           798             43                  --

  Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                             N/A         2,216        12,679          4,085                  --

  7800 Building (Office Building in
  Manassas, Virginia)                             N/A           317         1,636            492                  --

  Fort Hill (Office Building in
  Centreville, VA)                              5,746           500         6,492            500                  --

  B&R Waterfront Properties, LLC
  (Mall Complex in Washington, D.C)               N/A            --        55,123             --                  --
                                               ------        ------       -------        -------            --------
                                               $5,746        $3,909       $97,529        $ 8,339            $     --
                                               ======        ======       =======        =======            ========

                                                           Column E
                                               ---------------------------------
                                               Gross amount at which carried at
                   Column A                            close of period                 Column F        Column G      Column H
                   --------                   ----------------------------------       --------        --------      --------



                                                         Building and                 Accumulated      Date of         Date
                 Description                   Land      improvements       Total     depreciation   construction    acquired
-------------------------------------------   ------     ------------     ---------   ------------   ------------    --------
As of December 31, 2000:

  Charlestown North (Apartments
  in Greenbelt, Maryland)                     $   --       $  2,902       $  2,902       $ 2,003            --       1971

  Commons (Apartments in
  Washington, D.C.)                              387          1,647          2,034         1,196            --       1971

  Lakeview Manor Nursing Home
  (Lakewood, New Jersey)                         100          4,026          4,126         2,807            --       1984

  Uptown (Hotel in Baltimore,
  Maryland)                                       --          5,669          5,669         1,010            --       1993/(a)/

  Allentown Road Motel (Suitland,
  Maryland)                                      378          4,587          4,965         2,612            --       1987

  Egap (Convenience Stores in
  Florida, Louisiana, and North Carolina)        391          2,202          2,593         1,625            --       1987

  NationsBank Building (Office
  Building in Manassas, Virginia)                 90            787            877           230          1991         --

  Paradise/Sudley North
  (four Office Buildings in
  Manassas, Virginia)                          1,898         17,482         19,380         6,540          1987         --

  7800 Building (Office Building in
  Manassas, Virginia)                            283          2,012          2,295           809          1990         --

  Fort Hill (Office Building in
  Centreville, VA)                               500          6,492          6,992            42            --       2000

  B&R Waterfront Properties, LLC
  (Mall Complex in Washington, D.C)               --         55,123         55,123        33,471            --       2000
                                              ------       --------       --------       -------
                                              $4,027       $102,929       $106,956       $52,345
                                              ======       ========       ========       =======




                   Column A                       Column I
                   --------                       --------
                                                Life on which
                                               depreciation on
                                                latest income
                                                statement is
                 Description                      computed
-------------------------------------------   ----------------
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

  7800 Building (Office Building in
  Manassas, Virginia)                             15 - 31 1/2 years

  Fort Hill (Office Building in
  Centreville, VA)                                39 1/2 years

  B&R Waterfront Properties, LLC
  (Mall Complex in Washington, D.C)               10 years

/(a)/ Asset acquisition recorded December 31, 1993.

                             Bresler & Reiner, Inc.

                              Notes to Schedule III
                             (Dollars in thousands)

                                                            2001        2000
                                                         ---------   ---------

Land and building and improvements:

   Balance, January 1                                    $ 106,956   $  59,727
   Additions during period-
     Acquisitions                                           44,549      62,839
                                                         ---------   ---------
                                                           151,505     122,566
   Deductions during period-
     Other                                                      --      15,610
                                                         ---------   ---------
   Balance, December 31                                  $ 151,505   $ 106,956
                                                         =========   =========
Accumulated depreciation:

   Balance, January 1                                    $  52,345   $  27,573
   Additions during period-
     Depreciation expense                                    4,002      35,135
                                                         ---------   ---------
                                                            56,347      62,708

   Deductions during period-
     Other                                                      --      10,363
                                                         ---------   ---------
   Balance, December 31                                  $  56,347   $  52,345
                                                         =========   =========

                             Bresler & Reiner, Inc.

                   Schedule IV - Mortgage loans on real estate
              For the years ended December 31, 2001, 2000, and 1999

                     Column A                                                   Column B        Column C               Column D
----------------------------------------------------------------------------- ------------- -------------------- --------------


                                                                                                                   Periodic payment
                    Description                                                 Interest      Maturity date              terms
----------------------------------------------------------------------------- ------------- -------------------- --------------
For the year ended December 31, 2001:
  Related parties-
    Second mortgages:
       3rd Street Southwest Investors (S.W. Washington, D.C.)                     9.5%            2004           $36,600/month/(a)/
       3rd Street Southwest Investors (S.W. Washington, D.C.)                     9.5%            2009            11,200/month/(c)/

  Other-
    First mortgages:
       Home loans (Montgomery County, Maryland; $50,000 to $159,000; 3 units) 9.5% to 13.5% Various through 2013
       Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)  8.0% to 13.0%       2004


                                                                               Column E    Column F    Column G         Column H
                                                                             ------------- ---------  ----------- -----------------
                                                                                                                   Principal amount
                                                                                                                   of mortgage loans
                                                                                                                      subject to
                                                                                             Face      Carrying       delinquent
                                                                                           amount of   amount of       principal
                                                                              Prior liens  mortgages   mortgages       or interest
                                                                             ------------- ---------  ----------- -----------------
For the year ended December 31, 2001:
  Related parties-
    Second mortgages:
       3rd Street Southwest Investors (S.W. Washington, D.C.)                   None      $4,350,000  $1,327,000         None
       3rd Street Southwest Investors (S.W. Washington, D.C.)                   None       1,333,000   1,250,000         None
                                                                                                      ----------
                                                                                                      $2,577,000
                                                                                                      ==========
  Other-
    First mortgages:
       Home loans (Montgomery County, Maryland; $50,000 to $159,000; 3 units)                         $   59,000         None
       Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 38 units)                              58,000         None
                                                                                                         117,000
                                                                                                      ----------
                                                                                                      $2,694,000
                                                                                                      ==========

                             Bresler & Reiner, Inc.

                   Schedule IV - Mortgage loans on real estate
             For the years ended December 31, 2001, 2000, and 1999
                                  (Continued)

                  Column A                            Column B               Column C                   Column D
------------------------------------------------ ------------------ ------------------------- ----------------------------



                                                                                                    Periodic payment
                 Description                          Interest            Maturity date                   terms
------------------------------------------------ ------------------ ------------------------- ----------------------------
For the year ended December 31, 2000:
  Related parties-
   Second mortgages:
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                              9.5%                    2004               $36,600/month/(a)/
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                              9.5%                    2009                11,200/month/(c)/

  Other-
   First mortgages:
    Home loans (Montgomery County, Maryland;
      $50,000 to $159,000; 5 units)               9.5% to 13.5%       Various through 2013
    Condominium loans (Oxon Hill, Maryland;
      $10,000 to $20,000; 38 units)               8.0% to 13.0%               2004

                  Column A                           Column E        Column F         Column G             Column H
------------------------------------------------ ---------------- --------------- ---------------- -------------------------
                                                                                                      Principal amount of
                                                                        Face          Carrying            mortgage loans
                                                                     amount of        amount of      subject to delinquent
                 Description                        Prior liens      mortgages        mortgages      principal or interest
------------------------------------------------ ---------------- --------------- ---------------- -------------------------
For the year ended December 31, 2000:
  Related parties-
   Second mortgages:
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                                None         $ 4,350,000     $ 1,443,000               None
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                                None           1,333,000       1,265,000               None
                                                                                    -------------
                                                                                     $ 2,708,000
                                                                                    =============
  Other-
   First mortgages:
    Home loans (Montgomery County, Maryland;
      $50,000 to $159,000; 5 units)                                                  $    61,000               None
    Condominium loans (Oxon Hill, Maryland;
      $10,000 to $20,000; 38 units)                                                       77,000               None
                                                                                    -------------
                                                                                         138,000
                                                                                    -------------
                                                                                     $ 2,846,000
                                                                                    =============

                             Bresler & Reiner, Inc.

                   Schedule IV - Mortgage loans on real estate
             For the years ended December 31, 2001, 2000, and 1999
                                   (Continued)

                  Column A                            Column B               Column C                   Column D
------------------------------------------------ ------------------ ------------------------- ----------------------------



                                                                                                    Periodic payment
                 Description                          Interest            Maturity date                   terms
------------------------------------------------ ------------------ ------------------------- ----------------------------
For the year ended December 31, 1999:
  Related parties-
   Second mortgages:
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                              9.5%                    2004               $36,600/month/(a)/
     SEW Investors (S.W. Washington, D.C.)             10%                    2000                95,700/month/(b)/
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                              9.5%                    2009                11,200/month/(c)/

  Other-
   First mortgages:
    Home loans (Montgomery County, Maryland;
      $50,000 to $159,000; 1 unit)                9.5% to 13.5%       Various through 2013
    Developed land loans (St. Mary's County,
      Maryland; $20,000 to $50,000; 1 unit)           14.5%           Various through 2013
    Condominium loans (Oxon Hill, Maryland;
      $10,000 to $20,000; 38 units)               8.0% to 13.0%               2004

                  Column A                           Column E        Column F         Column G             Column H
------------------------------------------------ ---------------- --------------- ---------------- -------------------------
                                                                                                      Principal amount of
                                                                        Face          Carrying            mortgage loans
                                                                     amount of        amount of      subject to delinquent
                 Description                        Prior liens      mortgages        mortgages      principal or interest
------------------------------------------------ ---------------- --------------- ---------------- -------------------------
For the year ended December 31, 1999:
  Related parties-
   Second mortgages:
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                                None         $ 4,350,000     $ 1,548,000               None
     SEW Investors (S.W. Washington, D.C.)              None           9,300,000         726,000               None
     3rd Street Southwest Investors (S.W.
       Washington, D.C.)                                None           1,333,000       1,279,000               None
                                                                                    -------------
                                                                                     $ 3,553,000
                                                                                    =============
  Other-
   First mortgages:
    Home loans (Montgomery County, Maryland;
      $50,000 to $159,000; 1 unit)                                                   $    62,000               None
    Developed land loans (St. Mary's County,                                               1,000               None
      Maryland; $20,000 to $50,000; 1 unit)
    Condominium loans (Oxon Hill, Maryland;
      $10,000 to $20,000; 38 units)                                                       92,000               None
                                                                                    -------------
                                                                                         155,000
                                                                                    -------------
                                                                                     $ 3,708,000
                                                                                    =============

                             Bresler & Reiner, Inc.

                              Notes to Schedule IV

                                                                  2001            2000           1999
                                                              -----------     -----------    -----------
Carrying value at January 1                                   $ 2,846,000     $ 3,708,000    $ 4,269,000
  Deductions during period-
   Collections of principal                                       152,000         862,000        561,000
                                                              -----------     -----------    -----------
Carrying value at December 31                                 $ 2,694,000     $ 2,846,000    $ 3,708,000
                                                              ===========     ===========    ===========

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

                                               BRESLER & REINER, INC.
                                               -----------------------
                                                        (Registrant)

Date:  March 26, 2002                          /s/ Charles S. Bresler
                                               ------------------------------
                                               Charles S. Bresler, Chairman
                                               of the Board
                                               (Chief Executive Officer)

Date:  March 26, 2002                          /s/ William L. Oshinsky
                                               ------------------------------
                                               William L. Oshinsky, Treasurer
                                               (Chief Financial and Chief
                                               Accounting Officer)

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          The following persons constitute a majority of the Board of Directors of Registrant.

Date:  March 26, 2002                          /s/ Charles S. Bresler
                                               -------------------------------
                                               Charles S. Bresler, Director

Date:  March 26, 2002                          /s/ Ralph S. Childs, Jr.
                                               -------------------------------
                                               Ralph S. Childs, Jr., Director

Date:  March 26, 2002                          /s/ Stanley S. DeRisio
                                               -------------------------------
                                               Stanley S. DeRisio, Director

Date:  March 26, 2002                          /s/ William L. Oshinsky
                                               -------------------------------
                                               William L. Oshinsky, Director

Date:  March 26, 2002                          /s/ Burton J. Reiner
                                               -------------------------------
                                               Burton J. Reiner, Director