Form 10-Q
period 2002-03-31
BRESLER & REINER INC
filed 2002-05-14
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON , D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT


For Quarter Ended March 31, 2002 Commission File No. 06201

                             BRESLER & REINER, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                    52-0903424
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                         20024
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number including area code:    (202)488-8800
                                                  ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes:  x    No:
    -----     -----

Number of Shares of Common Stock
Outstanding May 14, 2002:  2,738,906

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                         ASSETS
                                                         ------

                                                                       Mar. 31, 2002                   Dec. 31, 2001
                                                                  ----------------------         -----------------------
                                                                        (Unaudited)
Rental Property and Equipment, Net                                $         114,030,000          $           97,156,000
Construction in Process                                                       2,279,000                       3,232,000
Homes Held for Sale                                                             599,000                         598,000
Land Held for Investment                                                     13,919,000                      14,145,000
Receivables:
     Mortgages and Notes, Affiliates                                          2,543,000                       2,577,000
     Mortgages and Notes, Other                                               4,365,000                       4,391,000
     Other                                                                    5,848,000                       5,072,000
Investment In and Advances To

  Joint Ventures and Partnerships                                             3,524,000                       3,295,000
Cash and Cash Equivalents                                                     6,369,000                       3,129,000
Cash Deposits Held in Escrow                                                  3,460,000                       4,481,000
Investments                                                                  68,674,000                      59,077,000
Income Taxes Receivable                                                         223,000                       0
Due From Affiliates                                                             407,000                       0
Deferred Charges and Other Assets                                             9,632,000                       6,625,000
                                                                  ----------------------         -----------------------
                                                                  $         235,872,000          $          203,778,000
                                                                  ======================         =======================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Liabilities:
     Notes Payable                                                $             0                $            7,775,000
     Real Estate Loans Payable                                               97,488,000                      64,721,000
     Accounts Payable                                                         1,495,000                         694,000
     Accrued Expenses                                                         3,801,000                       2,823,000
     Deposits                                                                 1,245,000                       1,221,000
     Due To Affiliates                                                          0                                21,000
     Deferred Income                                                            120,000                           7,000
     Current Income Taxes Payable                                               0                               346,000
     Deferred Income Taxes Payable                                            5,762,000                       2,837,000
                                                                  ----------------------         -----------------------
              Total Liabilities                                             109,911,000                      80,445,000

Minority Interest                                                            11,575,000                      10,892,000

Shareholders' Equity                                                        114,386,000                     112,441,000
                                                                  ----------------------         -----------------------

                                                                  $         235,872,000          $          203,778,000
                                                                  ======================         =======================

                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                    2002                2001
                                               ---------------    --------------
Revenues:
     Sales of Homes & Lots                     $    2,702,000     $     358,000
     Other Construction (Net)                          67,000           105,000
     Rentals - Apartments                             691,000           677,000
     Rentals - Commercial                          10,180,000         7,971,000
     Hotel Income                                   1,538,000         1,635,000
     Management Fees, Affiliates                      109,000           107,000
     Leasing Fee, Affiliates                           45,000             4,000
     Interest:
       Affiliates                                      85,000            90,000
       Other                                          610,000           679,000
     Gain on Sale Of Realty Interests                   5,000            27,000
     Equipment Leasing & Vending                        4,000             5,000
     Income From Equity Investments                    99,000            29,000
     Other                                             49,000           112,000
                                               --------------     -------------
                                                   16,184,000        11,799,000
                                               --------------     -------------

Costs And Expenses:
     Cost of Home & Lot Sales                       2,520,000           308,000
     Rentals - Apartments                             409,000           452,000
     Rentals - Commercial                           3,967,000         3,021,000
     Hotel Expenses                                 1,231,000         1,308,000
     Land Development Expense                          25,000            25,000
     General And Administrative                       660,000           562,000
     Interest Expense                               1,521,000           328,000
     Equipment Leasing & Vending                        5,000             5,000
     Reserve for Advances to Partnerships             190,000           156,000
                                               --------------     -------------
                                                   10,528,000         6,165,000
                                               --------------     -------------

Net Income Before Income Taxes And
  Minority Interest                                 5,656,000         5,634,000

Provision for Income Taxes                          1,254,000         1,449,000

Minority Interest                                   2,457,000         1,938,000
                                               --------------     -------------

Net Income                                     $    1,945,000     $   2,247,000
                                               ==============     =============

Earnings Per Common Share                      $         0.71     $        0.82
                                               ==============     =============

Weighted Average Number of Common
  Shares Outstanding                                2,738,906         2,738,906
                                               ==============     =============




                              BRESLER & REINER, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                          (UNAUDITED)

                                                                 2002                    2001
                                                           ---------------         ---------------
Cash Flows from Operating Activities:
  Net Income                                               $    1,945,000          $     2,247,000
  Adjustments to Reconcile Net Income To Net Cash
    Provided by Operating Activities:
      Depreciation & Amortization                               1,549,000                1,208,000
      Gain on Sale of Realty Interest                              (5,000)                 (27,000)
      Income From Equity Investments                              (99,000)                 (29,000)
      Changes in Other Assets & Liabilities:
         (Increase) Decrease In:
            Construction in Process                               953,000                 (572,000)
            Homes Held for Sale                                    (1,000)                 245,000
            Mortgages & Notes Receivable                           65,000                   28,000
            Income Taxes Receivable                              (223,000)               1,265,000
            Cash Deposits Held in Escrow                        1,021,000               (1,116,000)
            Other Assets                                       (4,137,000)                (111,000)
            Other Liabilities                                   3,037,000                 (896,000)
                                                           ---------------         ----------------
                 Total Adjustments                              2,160,000                   (5,000)
                                                           ---------------         ----------------
Net Cash Provided By Operating Activities                       4,105,000                2,242,000
                                                           ---------------         ----------------

Cash Flows From Investing Activities:
      Investment in Joint Ventures                               (130,000)               2,992,000
      Investment in Municipal Bonds                            (9,597,000)              (2,694,000)
      Investment in Loans to an Unaffiliated Company              0                     (4,000,000)
      Other                                                       0                       (272,000)
      Purchase of Rental Property and Equipment                (9,972,000)                 0
                                                           ---------------         ----------------
Net Cash Used In Investing Activities                         (19,699,000)              (3,974,000)
                                                           ---------------         ----------------

Cash Flows From Financing Activities:
      Proceeds of Real Estate Loans Payable                    33,010,000                  0
      Repayment of Notes  and Real Estate
        Loans Payable                                         (14,176,000)                (456,000)
                                                           ---------------         ----------------
Net Cash Provided By (Used In) Financing Activities            18,834,000                 (456,000)
                                                           ---------------         ----------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                              3,240,000               (2,188,000)
Cash and Cash Equivalents, Beginning of Year                    3,129,000                5,935,000
                                                           ---------------         ----------------

Cash and Cash Equivalents, End of Period                   $    6,369,000          $     3,747,000
                                                           ===============         ================

Page Two

Consolidated Statements of Cash Flows

                                                           2002         2001
                                                       -----------  ------------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest (Net of Amount Capitalized)               $ 1,540,000  $   710,000
    Income Taxes (Current and Estimated)                 1,823,000      184,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                         75,000       41,000
    Escrowed Cash Deposits Refunded                         51,000       77,000
    Acquisition of Sarnia liabilities and
        mortgage note payable                            9,871,000

                     BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

General:

     The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the "Company". In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim period shown.

     The financial information presented herein should be read in conjunction with the financial statements included in the Registrant's Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     On January 31, 2002, the Company completed the acquisition of the outstanding stock of Sarnia Corporation (OTC:SARN.OB) for approximately $20,000,000 less certain liabilities of Sarnia which will be assumed by the Company. The Company placed, with an affiliated company, a $15,000,000 deed of trust loan on the Sarnia properties.

     In March 2002, the Company paid off the notes payable to two affiliated partnerships which were issued upon the assignment of their leasehold interests in the Waterside Mall Complex.

     The Company placed an $18,010,000 deed of trust loan on certain of the Company's Manassas, Virginia properties during March 2002.

Commitments and Contingencies:

     At March 31, 2002, the Company had approximately $764,037 of outstanding letters of credit for land improvements in housing projects that it is developing.

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

                                             For the Three Months Ended
                                        -----------------------------------
                                              3/31/02           3/31/01 (1)
                                        ---------------      --------------

Revenues:
   Home sales & Other construction          $2,769,000             $463,000
   Commercial rental                        10,180,000            7,971,000
   Residential rental                          691,000              677,000
   Hotel operations                          1,538,000            1,635,000
   Other                                     1,006,000            1,053,000
   Consolidation entries                       0                    0
                                        ---------------      ---------------
                     Total                  16,184,000           11,799,000
                                        ---------------      ---------------

Gross operating income:
   Home sales & Other construction             249,000              155,000
   Commercial rental                         6,213,000            4,950,000
   Residential rental                          282,000              225,000
   Hotel operations                            307,000              327,000
   Other                                    (1,395,000)             (23,000)
   SG&A                                       (660,000)            (562,000)
   Income taxes and minority interest       (3,711,000)          (3,387,000)
   Consolidation entries                     4,371,000            3,949,000
                                        ---------------      ---------------
                     Total                   5,656,000            5,634,000
                                        ---------------      ---------------

Assets:
   Home sales                                4,239,000            4,732,000
   Commercial rental                       130,683,000           62,174,000
   Residential rental                        2,173,000            2,176,000
   Hotel management                         10,045,000            9,419,000
   Other                                    88,732,000           67,898,000
   Consolidation entries                       0                 (8,981,000)
                                        ---------------      ---------------
                     Total                $235,872,000         $137,418,000
                                        ===============      ===============


(1) Certain reclassifications have been made in order to conform to current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Sales of Homes and Lots. 16 homes and 4 lots were settled in the first
     ------------------------
three months of 2002 as compared with 2 homes and 1 lot in the same period of 2001. Net income from Home and Lot Sales was $182,000 in the first three months of 2002 as compared to $50,000 for the same period of 2001.

     Registrant's backlog of homes under contract of sale as of March 31, 2002 was 32, which is the balance of the Yorkshire project, as compared to 30 as of March 31, 2001. These homes under contract of sale may be completed in 2002. At the present time, Registrant has no additional land for development and home building. When a purchaser signs a contract of sale, Registrant usually receives a deposit of $500 to $2,000 which may be forfeited if the buyer terminates the agreement.

     Rentals - Apartments: Income and Expenses. Rental income from apartments
     ------------------------------------------
was $691,000 in the first three months of 2002 as compared to $677,000 for the same period in 2001, an increase of 2.07% due to increases in rental revenue. Expenses for the first three months of 2002 were $409,000 as compared to $452,000 in 2001, a 9.51% decrease primarily as the result of reduced utility and repair costs. 2002 net income was $282,000 versus $225,000 for the same period in 2001, an increase of 25.33%.

     Rentals - Commercial: Income and Expenses. Rental income from commercial
     ------------------------------------------
operations was $10,180,000 in the first three months of 2002 as compared to $7,971,000 for the same period in 2001, an increase of 27.71%. Expenses for the first three months of 2002 were $3,967,000 as compared to $3,021,000 in 2001, an increase of 31.31%. 2002 net income was $6,213,000 versus $4,950,000 in 2001, an increase of 25.52%. These increases resulted from the purchase of Washington Business Park in November 2001 and the acquisition of Sarnia Corporation ("Sarnia") on January 31, 2002.

     Hotel Income and Hotel Expense. Hotel Income and Hotel Expense reflect the
     ------------     --------------
operating results for the Company's two hotel properties for the three months ended March 31, as follows:

                                  Colonnade             Holiday Inn Express
                                  ---------             -------------------
                              2002        2001          2002         2001
                              ----        ----          ----         ----
         Income              996,000   1,088,000        542,000     547,000
         Expense             756,000     823,000        475,000     485,000
                           ---------   ---------        -------     -------
         Net Before Taxes    240,000     265,000         67,000      62,000

     The 2002 Colonnade operations reflect a lower occupancy rate of 54.98% in the quarter ended March 31, 2002 as compared to a 61.60% occupancy in the same period of 2001. The average daily room rate increased by 2.12% in 2002 over the same period of 2001. Income from the Colonnade operations was $996,000 in the first three months of 2002 as compared to $1,088,000 for the same period of 2001, a decrease of 8.46%. Expenses for the first three months of 2002 were $756,000 as compared to $823,000 in 2001, a decrease of 8.14%. The net income for the first three months of 2002 decreased by 9.43% from the 2001 period.

     The 2001 Holiday Inn Express operations reflect a lower occupancy rate of 54.65% in the quarter ended March 31, 2002 as compared to a 56.08% rate in the same period of 2001. The average daily room rate increased by 3.43% in 2002 over the same period of 2001. Income from the Holiday Inn Express operations was $542,000 in the first three months of 2002 as compared to $547,000 for the same period of 2001, a decrease of 0.91%. Expenses for the first three months of 2002 were $475,000 as compared to $485,000 in 2001, a decrease of 2.06%. The net income for the first three months of 2002 increased by 8.06% from the 2001 period.

     Leasing Fees, Affiliates. Leasing fees, affiliates increased in the first
     -------------------------
three months of 2002 by $41,000 from 2001. This increase primarily resulted from the recognition of income from two affiliated partnerships.

     Interest Other. Interest income other was $610,000 in the first three
     ---------------
months of 2002 as compared to $679,000 for the same period in 2001. Interest other consists primarily of earnings on investments in municipal bonds. The decrease is the result of lower interest rates in the bond market.

     Other Income. The decrease of $63,000 in the first three months of 2002
     -------------
over the same period in 2001 is primarily the result of fees earned from a $4,000,000 loan to an unaffiliated company in 2001.

     General and Administrative Expense. General and administrative expenses
     -----------------------------------
increased in the first quarter of 2002 by $98,000 over the same period in 2001. This increase is the result of higher hospitalization costs and higher costs for professional services.

     Interest Expense. Interest expense for the first three months of 2002 was
     -----------------
$1,521,000 as compared to $328,000 in the first three months of 2001. The increase is the result of deed of trust loans placed on the Holiday Inn Express in June 2001, the Colonnade in August 2001 and the Washington Business Park in

November 2001, the Sarnia Corporation in January 2002 and Registrant's Manassas, Virginia properties in March 2002.

     Reserve for Advances to Partnerships. During the first three months of
     -------------------------------------
2002, Registrant expensed cash advances of $190,000 to a partnership operating at a loss. In the first three months of 2001, Registrant expensed cash advances of $156,000 to the same partnership.

Assets and Liabilities
----------------------

     Rental Property and Equipment (Net). $17,996,000 of the increase resulted
     ------------------------------------
from the January 31, 2002 acquisition of Sarnia.

     Investments. The net increase in Investments resulted from the proceeds
     ------------
received from a deed of trust note placed on certain of Registrant's Manassas, Virginia properties and the pay off of notes payable, issued on July 1, 2000, to two affiliated partnerships.

     Deferred Charges and Other Assets. The increase resulted form the
     ----------------------------------
acquisition of Sarnia on January 31, 2002.

     Notes Payable. On March 28, 2002, Registrant paid off the notes payable to
     --------------
two affiliated partnerships.

     Real Estate Loans Payable. The increase of $32,767,000 is the result of an
     --------------------------
$18,010,000 deed of trust loan placed on certain of Registrant's Manassas, Virginia properties. The increase also reflects the deed of trust loan of $15,000,000 placed upon the acquisition of Sarnia.

     Accrued Expenses. The increase is primarily due from the acquisition of
     -----------------
Sarnia.

     Deferred Income. The increase reflects fees received in conjunction with
     ----------------
the GSA lease which will terminate in September 2002.

     Deferred Income Taxes Payable. The increase of $2,925,000 is the result of
     ------------------------------
the acquisition of Sarnia and Sarnia's use of accelerated depreciation of its buildings for tax purposes.

Liquidity and Capital Resources
-------------------------------

     Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

     During the three month period ended March 31, 2002, Registrant generated cash flow from operating activities of $4,105,000. Cash flow from operating activities was used in investing activities of $19,699,000, which consisted of investments in municipal bonds of $9,597,000, the purchase of rental property and equipment of $9,972,000 and advances to joint ventures of $130,000. The remaining cash flow from operating activities was provided by loan proceeds of $33,010,000 on rental properties and was used in financing activities for the repayment of notes and mortgages payable in the amount of $14,176,000. Overall, cash flow from operating, investing and financing resulted in an increase of $3,240,000 in cash and cash equivalents.

     Registrant estimates it will require substantial cash for capital improvements, tenant fit up, leasing fees and allowances as the result of the expiration in the year 2002 of the GSA lease in the Waterside Mall ("Mall Complex") property. Without a major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its cash reserves.

     A subsidiary of Registrant has entered into an agreement with a joint venture between the Washington, DC based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. (K/FCE). Pursuant to this agreement, K/FCE joint venture has conducted physical and economic studies and proposed a redevelopment plan for the Mall Complex. The parties have agreed in principal to form a joint venture commencing in September 2002 following the expiration of the GSA lease. The property subject to the joint venture was placed into a new LLC in which the Registrant has a 99 percent interest and K/FCE has a 1 percent non-economic interest. The Registrant has a 100 percent interest because K/FCE has no economic rights to the property. At the termination of the GSA lease on September 14, 2002, K/FCE has the right, subject to certain conditions, to increase their ownership in the joint venture. In the eventuality the additional conditions by the Registrant cannot be met by September 2002, K/FCE can terminate the agreement and reconvey their 1 percent interest to the Registrant. Commencing with the fourth quarter of 2002 and during the ensuing two to three year period necessary for the redevelopment and re-tenanting of the Mall Complex, Registrant may experience a significant reduction of revenue.

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

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          (a) Reports on Form 8-K

     Two reports on Form 8-K have been filed during the quarter ended March 31, 2002.

                                   SIGNATURES


               Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BRESLER & REINER, INC.
                                          (Registrant)



Date: May 14, 2002                   /s/  Burton J. Reiner
                                     -------------------------------------------
                                            Burton J. Reiner, President


Date: May 14, 2002                   /s/  William L. Oshinsky
                                     -------------------------------------------
                                            William L. Oshinsky, Treasurer
                                              (Principal Financial Officer)