Form 10-Q
period 2002-06-30
BRESLER & REINER INC
filed 2002-08-14
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                         OF THE SECURITIES EXCHANGE ACT

For Quarter Ended June 30, 2002 Commission File No. 06201

                             BRESLER & REINER, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

DELAWARE                                             52-0903424
--------------------------------           -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification)
incorporation or organization)

401 M Street, S. W., Washington, D. C.                 20024
------------------------------------------------------------------------------
(Address of Principal Executive Office)              (Zip Code)

Registrant's telephone number including area code:            (202) 488-8800
------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least ninety (90) days.

Yes: __X__                No: _____

Number of Shares of Common Stock
Outstanding August 14, 2002:  2,738,606

                                    FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets as of June 30, 2002 (unaudited) and Consolidated Statements of Income (unaudited) for the Six and Three
              Months Ended June 30, 2002 and 2001
          Consolidated Statements of Cash Flows (unaudited) for the Six Months
              Ended June 30, 2002 and 2001
          Notes to Consolidated Financial Statements (unaudited)
Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations
Item 3.   Quantitative and Qualitative Disclosures Abourt Market Risk

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

Signature

PART 1
------
Item 1.


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2002 AND DECEMBER 31, 2001



                                     ASSETS

                                                        June 30, 2002                   Dec. 31, 2001
                                                   ----------------------          ----------------------
                                                         (Unaudited)

Rental Property and Equipment, Net                 $         113,980,000           $          97,156,000
Construction in Process                                          199,000                       3,232,000
Homes Held for Sale                                              125,000                         598,000
Land Held for Sale                                            13,919,000                      14,145,000
Receivables:
     Mortgages and Notes, Affiliates                           2,507,000                       2,577,000
     Mortgages and Notes, Other                                4,343,000                       4,391,000
     Other                                                     6,164,000                       5,072,000
Investment In and Advances To

  Joint Ventures and Partnerships                              9,932,000                       3,295,000
Cash and Cash Equivalents                                      5,727,000                       3,129,000
Cash Deposits Held in Escrow                                   3,850,000                       4,481,000
Investments                                                   73,733,000                      59,077,000
Income Taxes Receivable                                          166,000                               0
Due From Affiliates                                              295,000                               0
Deferred Charges and Other Assets                              9,631,000                       6,625,000
                                                   ---------------------           ---------------------
                                                   $         244,571,000           $         203,778,000
                                                   =====================           =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes Payable                                 $                   0           $           7,775,000
     Real Estate Loans Payable                               102,309,000                      64,721,000
     Distribution Payable to Minority Partner                  3,390,000                               0
     Accounts Payable                                          1,105,000                         694,000
     Accrued Expenses                                          3,842,000                       2,823,000
     Deposits                                                  1,142,000                       1,221,000
     Due To Affiliates                                                 0                          21,000
     Deferred Income                                              36,000                           7,000
     Current Income Taxes Payable                                      0                         346,000
     Deferred Income Taxes Payable                             5,762,000                       2,837,000
                                                   ---------------------           ---------------------

              Total Liabilities                              117,586,000                      80,445,000

Minority Interest                                              9,998,000                      10,892,000

Shareholders' Equity                                         116,987,000                     112,441,000
                                                   ---------------------           ---------------------
                                                   $         244,571,000           $         203,778,000
                                                   =====================           =====================


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                             2002                            2001
                                                    ----------------------          ----------------------
Revenues:
     Sales of Homes and Lots                        $           6,669,000           $             658,000
     Other Construction (Net)                                     143,000                         153,000
     Rentals - Apartments                                       1,391,000                       1,358,000
     Rentals - Commercial                                      20,784,000                      15,867,000
     Hotel Income                                               3,884,000                       4,035,000
     Management Fees, Affiliates                                  299,000                         206,000
     Leasing Fee, Affiliates                                      132,000                           8,000
     Interest:
       Affiliates                                                 168,000                         179,000
       Other                                                    1,401,000                       1,408,000
     Gain on Sale of Realty Interests                             272,000                          54,000
     Income from Equity Investments                               148,000                          71,000
     Other                                                         71,000                         134,000
                                                    ----------------------          ----------------------
                                                               35,362,000                      24,131,000
                                                    ----------------------          ----------------------
Costs And Expenses:
     Cost of Home and Lot Sales                                 6,022,000                         586,000
     Rentals - Apartments                                         887,000                         862,000
     Rentals - Commercial                                       8,948,000                       6,549,000
     Hotel Expenses                                             2,752,000                       2,776,000
     Land Development Expense                                      50,000                          51,000
     General and Administrative                                 1,264,000                       1,098,000
     Interest Expense                                           3,236,000                         757,000
     Reserve for Advances to Partnerships                         390,000                         192,000
     Other                                                          9,000                          11,000
                                                    ----------------------          ----------------------
                                                               23,558,000                      12,882,000
                                                    ----------------------          ----------------------
Net Income Before Income Taxes  And
   Minority Interest                                           11,804,000                      11,249,000

Minority Interest                                               4,304,000                       3,538,000
                                                    ----------------------          ----------------------

Net Income Before Income Taxes                                  7,500,000                       7,711,000

Provision For Income Taxes                                      2,940,000                       3,023,000
                                                    ----------------------          ----------------------

Net Income                                          $           4,560,000           $           4,688,000
                                                    ======================          ======================

Earnings Per Common Share                           $                1.66           $                1.71
                                                    ======================          ======================

Weighted Average Number of Common
   Shares Outstanding                                           2,738,898                       2,738,906
                                                    ======================          ======================

                    BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)




                                                            2002                            2001
                                                   ----------------------          ----------------------

Revenues:
     Sales of Homes and Lots                       $           3,967,000           $             300,000
     Other Construction (Net)                                     76,000                          48,000
     Rentals - Apartments                                        700,000                         681,000
     Rentals - Commercial                                     10,604,000                       7,896,000
     Hotel Income                                              2,346,000                       2,400,000
     Management Fees, Affiliates                                 190,000                          99,000
     Leasing Fee, Affiliates                                      87,000                           4,000
     Interest:
       Affiliates                                                 83,000                          89,000
       Other                                                     791,000                         729,000
     Gain on Sale of Realty Interests                            267,000                          27,000
     Income from Equity Investments                               49,000                          42,000
     Other                                                        18,000                          17,000
                                                   ----------------------          ----------------------
                                                              19,178,000                      12,332,000
                                                   ----------------------          ----------------------

Costs And Expenses:
     Cost of Home and Lot Sales                                3,502,000                         278,000
     Rentals - Apartments                                        478,000                         410,000
     Rentals - Commercial                                      4,981,000                       3,528,000
     Hotel Expenses                                            1,521,000                       1,468,000
     Land Development Expense                                     25,000                          26,000
     General and Administrative                                  604,000                         536,000
     Interest Expense                                          1,715,000                         429,000
     Reserve for Advances to Partnerships                        200,000                          36,000
     Other                                                         4,000                           6,000
                                                   ----------------------          ----------------------
                                                              13,030,000                       6,717,000
                                                   ----------------------          ----------------------

Net Income Before Income Taxes and
  Minority Interest                                            6,148,000                       5,615,000

Minority Interest                                              1,847,000                       1,600,000
                                                   ----------------------          ----------------------

Net Income Before Income Taxes                                 4,301,000                       4,015,000

Provision For Income Taxes                                     1,686,000                       1,574,000
                                                   ----------------------          ----------------------

Net Income                                         $           2,615,000           $           2,441,000
                                                   ======================          ======================

Earnings Per Common Share                          $                0.95           $                0.89
                                                   ======================          ======================

Weighted Average Number of Common
  Shares Outstanding                                           2,738,890                       2,738,906
                                                   ======================          ======================


                     BRESLER & REINER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)



                                                                      2002                            2001
                                                             ----------------------          ----------------------


Cash Flows from Operating Activities:
  Net Income                                                 $           4,560,000           $           4,688,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                      3,148,000                       2,415,000
      Gain on Sale of Realty Interest                                     (272,000)                        (54,000)
      Income from Equity Investments                                      (148,000)                        (71,000)
      Changes in Other Assets and Liabilities:
         (Increase) Decrease In:
            Construction in Process                                      3,033,000                      (1,762,000)
            Homes Held for Sale                                            473,000                         491,000
            Mortgages and Notes Receivable                                 390,000                         112,000
            Income Taxes Receivable                                       (166,000)                      2,840,000
            Cash Deposits Held in Escrow                                   631,000                      (5,416,000)
            Other Assets                                                (1,353,000)                        232,000
            Other Liabilities                                            1,331,000                       1,161,000
                                                             ----------------------          ----------------------
                 Total Adjustments                                       7,067,000                         (52,000)
                                                             ----------------------          ----------------------
Net Cash Provided by Operating Activities                               11,627,000                       4,636,000
                                                             ----------------------          ----------------------

Cash Flows from Investing Activities:
      Investment in Joint Ventures                                      (6,489,000)                      2,916,000
      Investment in Municipal Bonds                                    (14,656,000)                     (4,747,000)
      Investment in Loans to an Unaffiliated Company                             0                      (4,000,000)
      Other                                                                      0                        (411,000)
      Distribution to Minority Partner                                   3,390,000                               0
      Purchase of Rental Property and Equipment                        (11,459,000)                              0
                                                             ----------------------          ----------------------
Net Cash Used In Investing Activities                                  (29,214,000)                     (6,242,000)
                                                             ----------------------          ----------------------


Cash Flows from Financing Activities:
      Proceeds of Real Estate Loans Payable                             38,010,000                       3,800,000
      Repayment of Notes and Real Estate
         Loans Payable                                                 (14,355,000)                       (491,000)
      Deferred Loan Fees                                                (3,456,000)                       (429,000)
      Purchase of Treasury Stock                                           (14,000)                              0
                                                             ----------------------          ----------------------
Net Cash Provided by Financing Activities                               20,185,000                       2,880,000
                                                             ----------------------          ----------------------

Net Increase in Cash and
  Cash Equivalents                                                       2,598,000                       1,274,000

Cash and Cash Equivalents, Beginning of Year                             3,129,000                       5,935,000
                                                             ----------------------          ----------------------

Cash and Cash Equivalents, End of Period                     $           5,727,000           $           7,209,000
                                                             ======================          ======================


Page Two

Consolidated Statements of Cash Flows

                                                                 2002                            2001
                                                        ----------------------          ----------------------

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                $           3,181,000           $           1,092,000
    Income Taxes (Current and Estimated)                            3,453,000                         184,000

Supplemental Disclosure of Non-Cash Activities:
    Escrowed Cash Deposits Received                                   143,000                          76,000
    Escrowed Cash Deposits Refunded                                   222,000                          94,000
    Acquisition of Sarnia liabilities and
        mortgage note payable                                       9,871,000


                     BRESLER & REINER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

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

         Sarnia Corporation was acquired on January 31, 2002. Its principal assets are two office buildings which generate annual rental revenues of approximately $3,500,000. The purchase price was $20,000,000 less certain liabilities.

         Pro-forma information as if Sarnia Corporation was acquired on the first day of each period is as follows:

                                       6 Months Ended         6 Months Ended
                                        June 30, 2001          June 30, 2002
                                        -------------        ---------------
         Revenue                         $25,995,000           $35,672,000
         Net Income                        5,377,000             4,675,000
         Earnings Per Share                  $1.96                $1.71

     On June 26, 2002, the Company entered into a joint venture which acquired an office building located at 1925 K Street, N. W. Washington, D.C. The Company invested approximately $6,800,000 for an 85% share of this joint venture. The Company reported negative earnings of $24,000 as Income from Equity Investments or a negative $0.01 per share on earnings.

         Pro-forma information as if the 1925 K Street joint venture was acquired on the first date of each period as follows:

                                        6 Months Ended          6 Months Ended
                                         June 30, 2001           June 30, 2002
                                         -------------         ---------------
         Revenue                          $25,701,000             $36,932,000
         Net Income                         3,788,000               6,660,000
         85% Share                           (900,000)               (900,000)
         Earnings Per Share                  $1.38                     $1.34

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debts Made to Satisfy Sinking Fund Requirements. It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical correction, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will not materially impact the Company subsequent to adoption.

Commitments and Contingencies:

         At June 30, 2002, the Company had approximately $764,037 of outstanding letters of credit for land improvements in a housing project that it is developing.

         The GSA lease terminates on September 13, 2002. As the result of this termination, gross rental income received by the Company will be reduced by approximately $3,700,000 for the 4th quarter of 2002. In 2003, the reduction in gross rental income from the termination of the GSA lease will be approximately $12,600,000. As the result of the acquisition of Sarnia Corporation and the joint ventures of Fort Hill and Washington Business Park, the Company estimates that in

2003 it will receive approximately $10,000,000 in gross rental income from these properties. At the present time, although we cannot estimate what the 2003 net rental income from these properties will be, it is likely that the net rental income from these properties will be substantially less than the net rental income under the GSA lease in prior years. As the result of the joint venture for the 1925 K Street office building, the Company estimates that in 2003 it will receive distributions of approximately $376,000 from this joint venture.

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




                                                                  For the Six Months Ended
                                                                  ------------------------
                                                             6/30/02                      6/30/01
                                                         --------------------     -----------------

Revenues:
   Home sales & Other construction                       $         6,812,000       $       811,000
   Commercial rental                                              20,784,000            15,867,000
   Residential rental                                              1,391,000             1,358,000
   Hotel operations                                                3,884,000             4,035,000
   Other                                                           2,491,000             2,060,000
   Consolidation entries                                                   0                     0
                                                         --------------------     -----------------
                     Total                                        35,362,000            24,131,000
                                                         --------------------     -----------------
Gross operating income:
   Home sales & Other construction                                   790,000               225,000
   Commercial rental                                              11,836,000             9,318,000
   Residential rental                                                504,000               496,000
   Hotel operations                                                1,132,000             1,259,000
   Other                                                          (2,458,000)              (49,000)
   SG&A                                                           (1,264,000)           (1,099,000)
   Income taxes and minority interest                             (7,244,000)           (6,561,000)
   Consolidation entries                                           1,264,000             1,099,000
                                                         --------------------     -----------------
                     Total                                         4,560,000             4,688,000
                                                         --------------------     -----------------

Assets:
   Home sales                                                      1,515,000             6,055,000
   Commercial rental                                             131,976,000            59,553,000
   Residential rental                                              2,720,000             2,159,000
   Hotel management                                               10,409,000             9,831,000
   Other                                                          97,748,000            77,026,000
   Consolidation entries                                             203,000            (8,943,000)
                                                         --------------------     -----------------
                     Total                               $       244,571,000       $   145,681,000
                                                         ====================     =================




                                                                For the Three Months Ended
                                                                --------------------------
                                                              6/30/02                  6/30/01
                                                         ----------------           ---------------

Revenues:
   Home sales & Other construction                       $     4,043,000            $      348,000
   Commercial rental                                          10,604,000                 7,896,000
   Residential rental                                            700,000                   681,000
   Hotel operations                                            2,346,000                 2,400,000
   Other                                                       1,485,000                 1,007,000
   Consolidation entries                                               0                         0
                                                         ----------------          ----------------
                      Total                                   19,178,000                12,332,000
                                                         ----------------          ----------------

Gross operating income:
   Home sales & Other construction                               541,000                    70,000
   Commercial rental                                           5,623,000                 4,368,000
   Residential rental                                            222,000                   271,000
   Hotel operations                                              825,000                   932,000
   Other                                                      (1,063,000)                  (26,000)
   SG&A                                                         (604,000)                 (537,000)
   Income taxes and minority interest                         (3,533,000)               (3,174,000)
   Consolidation entries                                         604,000                   537,000
                                                         ----------------          ----------------
                     Total                                     2,615,000                 2,441,000
                                                         ================          ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

        Sales of Homes and Lots. 41 homes and 4 lots were settled in the first six months of 2002 compared with 4 homes and 1 lot in the same period of 2001. Net income from Home and Lot Sales was $647,000 in the first six months of 2002 as compared to $72,000 for the same period of 2001. In the second quarter of 2002, 25 homes and no lots were settled versus 2 homes and no lots in the same period of 2001. Net income from Home and Lot Sales was $465,000 in the second quarter of 2002 as compared to $22,000 for the same period of 2001.

        Registrant funds its home building activities with available funds. "Cost of home and lot sales" does not include interest expense.

        Registrant's backlog of homes under contract of sale as of June 30, 2002 was 9, which is the balance of the Yorkshire project, as compared to 40 in 2001. Following the sale of these 9 homes, Registrant, at present, has no lots for construction and, consequently, may exit the home building operation.

        Rentals - Apartments: Income and Expenses. Rental income from apartments was $1,391,000 in the first six months of 2002, an increase of 2.43% over $1,358,000 for the same period in 2001. Income for the second quarter of 2002 was $700,000, an increase of 2.79% over $681,000 for the same period in 2001. Expenses for the first six months of 2002 were $887,000 as compared to $862,000 in 2001, an increase of 2.90%. Expenses for the second quarter of 2002 were $478,000 as compared to $410,000 for the same period in 2001, an increase of 16.59%. The increase in rental expenses was the result of significant maintenance and repair costs along with increased operating costs at one of Registrant's apartment buildings. Registrant's residential buildings are over 35 years old. While the buildings have been well maintained, Registrant has embarked on a long-range program to upgrade, repair, refurbish and replace building components. Net income was $504,000 for the first six months of 2002 as compared to $496,000 for the same period in 2001, an increase of 1.61%. For the second quarter of 2002, net income was $222,000 as compared to $271,000 for the same period in 2001, a decrease of 18.08%.

        Rentals - Commercial: Income and Expenses. Rental income from commercial operations was $20,784,000 in the first six months of 2002 as compared to $15,867,000 for the same period in 2001, an increase of 30.99%. Income for the second quarter of

2002 was $10,604,000, an increase of 34.30% over $7,896,000 for the same period of 2001. Expenses for the first six months of 2002 were $8,948,000 as compared to $6,549,000 in 2001, an increase of 36.63%. Expenses for the second quarter of 2002 were $4,981,000 as compared to $3,528,000 for the same period in 2001, an increase of 41.18%. Net income was $11,836,000 for the first six months of 2002 as compared to $9,318,000 for the same period in 2001, an increase of 27.02%. For the second quarter of 2002, net income was $5,623,000 as compared to $4,368,000 for the same period in 2001, an increase of 28.73%. These increases resulted from the purchase of Washington Business Park in November 2001 and the acquisition of Sarnia Corporation ("Sarnia") on January 31, 2002.

           Rental income does not reflect revenues from the 1925 K Street office building since income from that joint venture is included in Equity Change in Investments.

        Hotel Income and Hotel Expense. Hotel Income and Hotel Expense
        ------------     --------------
reflect the operating results for the Company's two hotel properties as follows:

        A. For the six months ended June 30;

                                          Colonnade                       Holiday Inn Express
                                          ---------                       -------------------
                                      2002        2001                  2002              2001
                                      ----        ----                  ----              ----
        Income                     2,570,000    2,648,000             1,314,000        1,387,000
        Expense                    1,697,000    1,695,000             1,055,000        1,081,000
                                   ---------    ---------             ---------        ---------
        Net Before Taxes             873,000      953,000               259,000          306,000


        B. For the three months ended June 30;

                                          Colonnade                       Holiday Inn Express
                                          ---------                       -------------------
                                      2002        2001                   2002             2001
                                      ----        ----                   ----             ----

        Income                     1,574,000    1,560,000               772,000          840,000
        Expense                      941,000      872,000               580,000          596,000
                                   ---------    ---------               -------          -------
        Net Before Taxes             633,000      688,000               192,000          244,000


        The 2002 Colonnade operations reflect a lower occupancy rate of 65.96% for the six months ended June 30, 2002 as compared to a 71.00% occupancy rate in the same period of 2001. The average daily room rate of $134.78 increased by 3.37% in the first six months of 2002 over the average daily room rate of $130.38 during the same period in 2001. Income from the Colonnade operations was $2,570,000 in the first six months of 2002 as compared to $2,648,000 for the same period in 2001 or a decrease of 2.95%. Income for the second quarter of 2002 was $1,574,000, an increase of 0.90% over $1,560,000 for the same period of 2001. Expenses for the first six months of 2002 were $1,697,000 as compared to $1,695,000 in the same period in 2001, an increase of 0.12%. Expenses for the second quarter of 2002 were $941,000 as compared to $872,000 for the same period in 2001, an increase of 7.91%. Net income was $873,000 for the first six months of 2002 as compared to $953,000 for the same period in 2001, a decrease of 8.39%. For the second quarter of 2002, net income was $633,000 as compared to $688,000 for the same period in 2001, a decrease of 7.99%.

        The 2002 Holiday Inn Express operations reflect a lower occupancy rate of 63.84% for the six months ended June 30, 2002 as compared to a 67.82% rate in the same period of 2001. The average daily room rate increased by 2.67% in the first six months of 2002 over the same period in 2001. Income from the Holiday Inn Express operations was $1,314,000 in the first six months of 2002 as compared to $1,387,000 for the same period in 2001 or a decrease of 5.26%. Income for the second quarter of 2002 was $772,000, a decrease of 8.10% over $840,000 for the same period in 2001. Expenses for the first six months of 2002 were $1,055,000 as compared to $1,081,000 in 2001, a decrease of 2.41%. Expenses for the second quarter of 2002 were $580,000 as compared to $596,000 for the same period in 2001, a decrease of 2.68%. Net income was $259,000 for the first six months of 2002 as compared to $306,000 for the same period in 2001, a decrease of 15.36%. For the second quarter of 2002, net income was $192,000 as compared to $244,000 for the same period in 2001, a decrease of 21.31%.

        Management Fees, Affiliates. Management fees, affiliates increased in the first six months of 2002 by $93,000 from 2001. This increase primarily resulted from administration fees received from affiliates.

        Leasing Fees, Affiliates. Leasing fees, affiliates increased in the first six months of 2002 by $124,000 from 2001. This increase primarily resulted from fees received from two affiliated partnerships.

        Gain on Sale of Realty Interests. The income of $218,000 in the first six months of 2002 over the same period in 2001 is primarily the result of profit from the sale of two Circle K stores. Registrant still owns seven Circle K stores.

        Other Income. The decrease of $59,000 in the first six months of 2002 over the same period in 2001 primarily results from a non-recurring loan fee received in the earlier period.

        General and Administrative Expense. General and administrative expenses increased in the first six months of 2002 by $166,000 over the same period in 2001. This increase is the result of professional fees related to the acquisitions and financings.

         Interest Expense. Interest expense for the first six months of 2002 was
         -----------------
$3,236,000 as compared to $757,000 in the first six months of 2001. The increase is the result of deed of trust loans placed on the Holiday Inn Express in June 2001, the Colonnade in August 2001, the Washington Business Park in November 2001, the Sarnia Corporation in January 2002, Registrant's Masassas, Virginia properties in March 2002 and Registrant's Greenbelt, Maryland property in May 2002. Due to the favorable interest rate environment, Registrant has elected to place non-recourse financing on its real estate properties.

        Reserve for Advances to Partnerships. During the first six months of
         ------------------------------------
2002, Registrant made cash advances of $390,000 to a partnership operating at a loss. In the first six months of 2001, Registrant made cash advances of $192,000 to the same partnership. Because the partnership operated at a loss during both periods and the collections of the receivables from this partnership are uncertain, Registrant expensed these advances.

Assets and Liabilities
----------------------


        Rental Property and Equipment (Net). $18,639,000 of the increase
        ------------------------------------
resulted from the January 31, 2002 acquisition of Sarnia.

           Investments In and Advances to Joint Ventures and Partnerships. $6,794,000 of the increase resulted from the joint venture between Registrant and The Kaempfer Company known as 1925 K Street Associates, LLC. Registrant has an 85% interest in the venture. However, Registrant does not control this joint venture.

            Investments. The net increase in Investments resulted from the proceeds received from deeds of trust notes placed on certain of Registrant's Manassas, Virginia properties, one of Registrant's residential properties and the pay off on notes payable to two affiliated partnerships. Investments include $7,370,000 of municipal bonds of a joint venture in which other members have a 46% interest or $3,390,000 of municipal bonds. Registrant has a 54% interest in this joint venture.

        Deferred Charges and Other Assets. The increase resulted from the
        ----------------------------------

acquisition of Sarnia on January 31, 2002.

        Notes Payable.  On March 28, 2002, Registrant paid off the notes payable
        --------------
to two affiliated partnerships.


        Real Estate Loans Payable. The net increase of $37,588,000 is the result
        --------------------------
of an $18,010,000 deed of trust loan placed on certain of Registrant's Manassas, Virginia properties and a $5,000,000 deed of trust loan placed on Registrant's

Greenbelt, Maryland property. The increase also reflects the deed of trust loan of $15,000,000 placed upon the acquisition of Sarnia.

           Distribution  Payable to Minority  Partner.  The  liability of
           -------------------------------------------
$3,390,000 reflects an amount due a minority member for its share of the joint venture's investments.

        Accrued Expenses.  The increase is primarily due from the acquisition
        -----------------

 of Sarnia.

        Deferred  Income Taxes  Payable.  The increase of $2,925,000 is the
        --------------------------------
result of the acquisition of Sarnia and Sarnia's use of accelerated depreciation of its buildings for tax purposes.


Liquidity and Capital Resources

        Registrant continues to fund its obligations out of current cash flow. There is no assurance that Registrant will be able to meet all of its needs out of cash flow or that additional funding will be available to Registrant if needed.

        During the six month period ended June 30, 2002, Registrant generated cash flow from operating activities of $11,627,000. Cash flow from operating activities, along with cash of $20,185,000 provided from financing activities for a total of $31,812,000, was used in investing activities of $29,214,000. Cash flow from investing activities consisted of investments in municipal bonds of $14,656,000, the purchase of rental property and equipment of $11,459,000 and advances to joint ventures of $6,498,000. Cash from investing activities will be used to distribute $3,390,000 to a minority interest partner. Cash flow from financing activities consisted of loan proceeds of $38,010,000 on rental properties, which was used for the repayment of notes and real estate loans of $14,355,000, the addition of loan fees of $3,456,000 related to loan financings and the purchase of treasury stock of $14,000. Overall, cash flow from operating, investing and financing activities resulted in an increase of $2,598,000 in cash and cash equivalents for a total of $5,727,000.

        Registrant anticipates that, upon expiration in September 2002 of the GSA lease, in order to relet the Waterside Complex, substantial costs will be incurred for capital improvements, tenant fit up, leasing fees and tenant allowances. Without a new major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its cash reserves.

        A subsidiary of Registrant has entered into a joint venture agreement with the Washington, DC based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. (K/FCE). Pursuant to this agreement, K/FCE joint venture has conducted physical and economic studies and proposed a redevelopment plan for the Mall Complex. The parties have agreed in principal to form a joint venture commencing in September 2002 following the expiration of the GSA lease. The property subject to the joint venture was placed into a new LLC in which the Registrant has a 99 percent interest and K/FCE has a 1 percent non-economic interest. The Registrant has a 100 percent interest because K/FCE has no economic rights to the property. At the termination of the GSA lease on September 14, 2002, K/FCE has the right, subject to certain conditions, to increase their ownership in the joint venture. In the eventuality the additional conditions by the Registrant cannot be met by September 2002, K/FCE can terminate the agreement and reconvey their 1 percent interest to the Registrant. Commencing with the fourth quarter of 2002 and during the ensuing two to five year period necessary for the redevelopment and re-tenanting of the Mall Complex, Registrant may experience a significant reduction of revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Registrant does not note any changes subsequent to the FORM 10-K dated December 31, 2001.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Reports on Form 8-K

     Two reports on Form 8-K have been filed during the quarter ended June 30, 2002.

         (b)  Exhibit 99.1

     Certification of Chief Executive Officer.

         (c)  Exhibit 99.2

     Certification of Chief Executive Officer.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRESLER & REINER, INC.
                                        (Registrant)



Date: August 14, 2002
     -----------------                   /S/  Burton J. Reiner
                                         --------------------------------------
                                             Burton J. Reiner, President

Date: August 14, 2002
     -----------------                   /S/  William L. Oshinsky
                                         --------------------------------------
                                            William L. Oshinsky, Treasurer
                                              (Principal Financial Officer)