Form 10-Q
period 2002-09-30
BRESLER & REINER INC
filed 2002-11-14
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002
Or
{ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From To

Commission file number 000-06201

BRESLER & REINER, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0903424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 M Street, S. W., Washington, D. C.	20024
(Address of principal executive office)	(Zip Code)

(202) 488-8800

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:        X                No:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 14, 2002, the issuer had outstanding 2,738,606 shares of Common Stock, $.01 par value per share.

Bresler & Reiner, Inc.
FORM 10-Q

PART I
Item 1.

BRESLER & REINER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

ASSETS
	Sept. 30, 2002	Dec. 31, 2001
	(Unaudited)
Rental Property and Equipment, Net	$116,994,000	$97,156,000
Construction in Process	—	3,232,000
Homes Held for Sale	240,000	598,000
Land Held for Sale	13,891,000	14,145,000
Receivables:
Mortgages and Notes, Affiliates	2,471,000	2,577,000
Mortgages and Notes, Other	9,886,000	4,391,000
Other	3,083,000	5,072,000
Investment In and Advances To Joint Ventures and Partnerships	12,218,000	3,295,000
Cash and Cash Equivalents	6,430,000	3,129,000
Cash Deposits Held in Escrow	6,201,000	4,481,000
Investments	69,653,000	59,077,000
Income Taxes Receivable	406,000	—
Due From Affiliates	20,000	—
Deferred Charges and Other Assets	9,931,000	6,625,000

	$251,424,000	$203,778,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes Payable	$—	$7,775,000
Real Estate Loans Payable	102,101,000	64,721,000
Distribution Payable to Minority Partner	2,879,000	—
Accounts Payable	1,080,000	694,000
Accrued Expenses	7,481,000	2,823,000
Deposits	1,040,000	1,221,000
Due To Affiliates	—	21,000
Deferred Income	3,000	7,000
Current Income Taxes Payable	—	346,000
Deferred Income Taxes Payable	5,762,000	2,837,000

Total Liabilities	120,346,000	80,445,000
Minority Interest	12,151,000	10,892,000
Shareholders’ Equity	118,927,000	112,441,000

	$251,424,000	$203,778,000

BRESLER & REINER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenues:
Sales of Homes and Lots	$7,780,000	$2,553,000
Other Construction (Net)	294,000	214,000
Rentals—Apartments	2,089,000	2,043,000
Rentals—Commercial	31,672,000	23,835,000
Hotel Income	5,809,000	6,017,000
Management Fees, Affiliates	412,000	316,000
Leasing Fees, Affiliates	167,000	12,000
Interest:
Affiliates	250,000	266,000
Other	1,772,000	2,072,000
Gain on Sale of Realty Interests	300,000	80,000
Income from Equity Investments	274,000	102,000
Other	253,000	168,000

	51,072,000	37,678,000

Costs And Expenses:
Cost of Home and Lot Sales	6,743,000	2,399,000
Rentals—Apartments	1,378,000	1,301,000
Rentals—Commercial	13,148,000	9,973,000
Hotel Expenses	4,218,000	4,198,000
Land Development Expense	75,000	76,000
General and Administrative	2,764,000	1,641,000
Interest Expense	5,318,000	1,160,000
Allowance for Advances to Partnerships	585,000	240,000
Other	14,000	16,000

	34,243,000	21,004,000

Net Income Before Income Taxes And Minority Interest	16,829,000	16,674,000
Minority Interest	6,435,000	5,254,000

Net Income Before Income Taxes	10,394,000	11,420,000
Provision For Income Taxes	3,894,000	3,581,000

Net Income	$6,500,000	$7,839,000

Earnings Per Common Share	$2.37	$2.86

Weighted Average Number of Common Shares Outstanding	2,738,799	2,738,906

BRESLER & REINER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Revenues:
Sales of Homes and Lots	$1,111,000	$1,895,000
Other Construction (Net)	151,000	61,000
Rentals—Apartments	698,000	685,000
Rentals—Commercial	10,888,000	7,968,000
Hotel Income	1,925,000	1,982,000
Management Fees, Affiliates	113,000	110,000
Leasing Fees, Affiliates	35,000	4,000
Interest:
Affiliates	82,000	87,000
Other	371,000	664,000
Gain on Sale of Realty Interests	28,000	26,000
Income from Equity Investments	126,000	31,000
Other	182,000	34,000

	15,710,000	13,547,000

Costs And Expenses:
Cost of Home and Lot Sales	721,000	1,813,000
Rentals—Apartments	491,000	439,000
Rentals—Commercial	4,200,000	3,424,000
Hotel Expenses	1,466,000	1,422,000
Land Development Expense	25,000	25,000
General and Administrative	1,500,000	543,000
Interest Expense	2,082,000	403,000
Allowance for Advances to Partnerships	195,000	48,000
Other	5,000	5,000

	10,685,000	8,122,000

Net Income Before Income Taxes and Minority Interest	5,025,000	5,425,000
Minority Interest	2,131,000	1,716,000

Net Income Before Income Taxes	2,894,000	3,709,000
Provision For Income Taxes	954,000	558,000

Net Income	$1,940,000	$3,151,000

Earnings Per Common Share	$0.71	$1.15

Weighted Average Number of Common Shares Outstanding	2,738,606	2,738,906

BRESLER & REINER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(UNAUDITED)

	2002	2001
Cash Flows from Operating Activities:
Net Income	$6,500,000	$7,839,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,915,000	3,628,000
Gain on Sale of Realty Interest	(300,000)	(80,000)
Income from Equity Investments	(274,000)	(102,000)
Changes in Other Assets and Liabilities:
(Increase) Decrease In:
Construction in Process	3,232,000	(1,619,000)
Homes Held for Sale	358,000	274,000
Mortgages and Notes Receivable	498,000	243,000
Income Taxes Receivable	(406,000)	2,996,000
Cash Deposits Held in Escrow	(1,720,000)	2,923,000
Other Assets	1,720,000	72,000
Accrued Expenses	1,658,000	(66,000)
Minority Interest	4,138,000	1,562,000
Other Liabilities	1,045,000	(356,000)

Total Adjustments	14,864,000	9,475,000

Net Cash Provided by Operating Activities	21,364,000	17,314,000

Cash Flows from Investing Activities:
Investment in Joint Ventures	(8,649,000)	2,612,000
Investment in Municipal Bonds	(10,576,000)	(25,551,000)
Investment in Loans to an Unaffiliated Company	(5,587,000)	(4,000,000)
Purchase of Rental Property and Equipment	(13,079,000)	—
Other	—	(514,000)

Net Cash Used In Investing Activities	(37,891,000)	(27,453,000)

Cash Flows from Financing Activities:
Proceeds of Real Estate Loans Payable	38,010,000	14,100,000
Repayment of Notes and Real Estate Loans Payable	(14,563,000)	(5,900,000)
Deferred Loan Fees	(3,605,000)	(603,000)
Purchase of Treasury Stock	(14,000)	—

Net Cash Provided by Financing Activities	19,828,000	7,597,000

Net Increase (Decrease) in Cash and Cash Equivalents	3,301,000	(2,542,000)
Cash and Cash Equivalents, Beginning of Year	3,129,000	5,935,000

Cash and Cash Equivalents, End of Period	$6,430,000	$3,393,000

Page Two
Consolidated Statements of Cash Flows

	2002	2001
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (Net of Amount Capitalized)	$5,142,000	$1,876,000
Income Taxes (Current and Estimated)	4,847,000	644,000
Supplemental Disclosure of Non-Cash Activities:
Escrowed Cash Deposits Received	243,000	144,000
Escrowed Cash Deposits Refunded	424,000	166,000
Acquisition of Sarnia liabilities and mortgage note payable	9,871,000
Hazardous Materials Accrual	3,000,000

BRESLER & REINER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(UNAUDITED)

General:

The information contained in this report is furnished for the Registrant, Bresler & Reiner, Inc., and its subsidiaries referred to collectively as the “Company”. In the opinion of Management, the information in this report reflects all adjustments of a normal recurring nature which are necessary to present a fair statement of the results and financial position for the interim periods shown.

The financial information presented herein should be read in conjunction with the financial statements included in the Registrant’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in the prior year’s financial statements to conform to the classification used in the current year.

Sarnia Corporation (“Sarnia”) was acquired on January 31, 2002. Its principal assets are two office buildings which generate annual rental revenues of approximately $3,500,000. The purchase price was $20,000,000 less certain liabilities.

Sarnia’s result of operations is reflected in the Company’s consolidated financial statements. The following unaudited pro-forma statements reflect the Company’s results of operations as if the Sarnia acquisition had occurred on the first day of each of the following periods:

	9 Months Ended Sept. 30, 2001	9 Months Ended Sept. 30, 2002
Revenue	40,474,000	51,392,000
Net Income	8,873,000	6,587,000
Earnings Per Share	3.24	2.41
	3 Months Ended Sept. 30, 2001	3 Months Ended Sept. 30, 2002
Revenue	14,479,000	15,710,000
Net Income	3,496,000	1,940,000
Earnings Per Share	1.28	0.71

On June 26, 2002, the Company entered into a joint venture which acquired an office building located at 1925 K Street, N. W. Washington, DC (“1925 K Street”). The Company invested approximately $6,800,000 for an 85% share of this joint venture. The Company reports the results of operations of this joint venture on the equity method. For the third quarter of 2002, the Company reported negative earnings of $8,000 as Income from Equity Investments from this joint venture.

On July 10, 2002, the Company entered into a joint venture which, subsequently on August 20, 2002, acquired an office building located at 1320 Old Chain Bridge Road, McLean, Virginia (“Madison Building”). The Company invested approximately $2,200,000 for a 24.875% share of this joint venture. The Company reports the results of operations of this joint venture on the equity method. For the third quarter of 2002, the Company reported earnings of $49,000 as Income from Equity Investments or $0.02 per share on earnings from this joint venture.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debts Made to Satisfy Sinking Fund Requirements.” It also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.” Finally, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. Provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company expects that the impact of adopting SFAS No. 145 will not materially affect the Company subsequent to adoption.

Equity Investments:

The Company accounts for its investments in non-consolidated partnerships and joint ventures in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In instances where the Company exerts control of a joint venture or partnership, the Company consolidates the investment and a minority interest is recognized in the consolidated financial statements of the Company. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners’ share of the income or loss of the consolidated joint venture or partnership. The Company applies the equity method of accounting for all non-consolidated joint ventures.

At September 30, 2002, the Company’s investments in material non-consolidated joint ventures and partnerships consisted of:

•	1925 K Street The following is an unaudited summary of the financial position and pre-tax operating results of 1925 K Street as of the dates presented:

Unaudited
9/30/2002
Assets
Cash	$763,000
Building and equipment, net	27,555,000
Other assets	356,000

Total assets	$28,674,000

Liabilities and partnership equity
Mortgages and notes	20,417,000
Other liabilities	318,000

Total liabilities	20,735,000
Partnership equity	7,939,000

Total liabilities and partnership equity	$28,674,000

Company’s interest in partnership equity	$6,804,000

	Unaudited
	Nine months ended	Three months ended
	9/30/2002	9/30/2002
Operating income	$886,000	$886,000
Other income	77,000	77,000
Operating and other expenses	(492,000)	(492,000)
Interest expense	(230,000)	(230,000)
Depreciation expense	(250,000)	(250,000)

Net income (loss)	$(9,000)	$(9,000)

Company’s equity in earnings of unconsolidated joint venture	$(8,000)	$(8,000)

•	Madison Building The following is an unaudited summary of the financial position and pre-tax operating results of the Madison Building as of the dates presented:

	(Unaudited)
	9/30/2002
Assets
Cash	$273,000
Building and equipment, net	17,500,000
Other assets	489,000

Total assets	$18,262,000

Liabilities and partnership equity
Mortgages and notes	14,600,000
Other liabilities	91,000

Total liabilities	14,691,000
Partnership equity	3,571,000

Total liabilities and partnership equity	$18,262,000

Company’s interest in partnership equity	$2,268,000

	Nine months ended (unaudited)	Three months ended (unaudited)
	9/30/2002	9/30/2002
Operating income	$247,000	$247,000
Operating and other expenses	(49,000)	(49,000)
Net income (loss)	$198,000	$198,000

Company’s equity in earnings of unconsolidated joint venture	$49,000	$49,000

In addition to the material equity investments discussed above, the Company is also an equity partner in the following immaterial non-consolidated joint ventures:

•
Third Street SW Investors    The Company owns a 1% interest in Third Street SW Investors and is the sole general partner. Third Street SW Investors owns the leasehold interest in a parcel of ground located in Southwest Washington, DC on which there are two apartment buildings known as Town Center Plaza Apartments.

•
Tech-High Leasing    Tech-High Leasing Company is a general partnership in which the Company owns a 50% non-controlling interest. Tech-High Leasing Company is the owner of an office building in Dallas, Texas.

•
Builders Leasing    The Company owns a 20% non-controlling interest in Builders Leasing Company and acts as its managing partner. Builders Leasing Company owns transportation barges and petroleum transportation vehicles, but is currently not entering into new equipment leases.

•
Redwood Commercial    The Company is a 50% non-controlling investor in Redwood Commercial Management LLC. Redwood Commercial currently manages the Company’s Paradise Sudley, Sarnia, Ft. Hill, 7800 and Bank buildings. Redwood Commercial also manages real properties for unaffiliated third parties.

Below is an unaudited combined, condensed summary of the financial position and pre-tax operating results of these four non-consolidated joint ventures as of the dates presented:

	(Unaudited)
	9/30/2002	12/31/2001
Assets
Cash	$505,000	$345,000
Building and equipment, net	1,130,000	1,168,000
Other assets	3,770,000	3,126,000

Total assets	$5,405,000	$4,639,000

Liabilities and partners’ equity
Mortgages and notes	$4,073,000	$4,552,000
Other liabilities	3,471,000	3,166,000

Total liabilities	7,544,000	7,718,000

Partnership deficit	(2,139,000)	(3,079,000)

Total liabilities and partnership equity	$5,405,000	$4,639,000

	Nine months ended (Unaudited)		Three months ended (Unaudited)
	9/30/2002	9/30/2001	9/30/2002	9/30/2001
Operating income	$2,478,000	$1,639,000	$729,000	$558,000
Other income	1,141,000	645,000	783,000	161,000
Operating and other expenses	(2,289,000)	(1,628,000)	(674,000)	(571,000)
Interest expense	(293,000)	(330,000)	(95,000)	(107,000)
Depreciation expense	(96,000)	(93,000)	(32,000)	(31,000)

Net income (loss)	$941,000	$233,000	$711,000	$10,000

Company’s equity in earnings of non-consolidated joint ventures	$230,000	$99,000	$59,000	$28,000

Commitments and Contingencies:

At September 30, 2002, the Company had approximately $682,287 of outstanding letters of credit for land improvements in a housing project that it is developing. This project is substantially complete and it is expected that the letters of credit will be released in the next several months.

The 1925 K Street joint venture borrowed $20,437,500 from a bank to finance the acquisition of the property. The Company guaranteed $4,342,970 of this loan. In addition, the Company agreed to indemnify the lender against any loss from hazardous substances on the property.

In several of the recent financing transactions, the lenders have required the Company to indemnify the lenders against losses resulting from the presence of hazardous substances and various improper acts as defined by the lenders. Management does not anticipate funding amounts under these indemnifications.

Subsequent Events:

A subsidiary of the Company has entered into an agreement with the Washington, DC based developer, The Kaempfer Company, Inc. and the national developer, Forest City Enterprises, Inc. (“K/FCE”). Pursuant to this agreement, K/FCE joint venture has conducted physical and economic studies and proposed a redevelopment plan for the Waterfront Complex. The property was placed into a new LLC in which the Company has a 100 percent economic interest. On October 1, 2002, the parties formed a joint venture to redevelop the Waterfront Complex. K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture by the making of capital contributions. To the extent that the joint venture requires additional capital, K/FCE is required to fund the first $25,000,000. In order to complete the redevelopment of the Waterfront Complex, the Company may incur significant costs relating to the removal of hazardous materials and has accrued a liability of $3,000,000, of which $1,620,000 is the Company’s share and the balance is the liability of the minority partner. In addition, the Company is obligated to pay the cost of relocating certain existing tenants in the Waterfront Complex. Commencing with the fourth quarter of 2002 and during the ensuing two to five year period necessary for the redevelopment and re-tenanting of the Waterfront Complex, the Company will experience a significant reduction of revenue from this property.

Segment Information:

The Company reports segment information for the following categories: 1)Home Sales, 2)Commercial Rental, 3)Residential Rental and 4)Hotel Operations. Home Sales reflect the sale of homes constructed by the Company and settled during the current period, lot sales and other construction (net). Commercial Rental includes income from leases to tenants ranging from retail businesses to governmental agencies. Residential Rental income is generated from the leasing of apartments in the Washington Metropolitan area. Hotel Operations consist of income generated by the Company’s two hotel properties.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as reported in the Company’s Form 10-K. The Company evaluates performance based upon gross operating income from the combined properties in each segment without allocating corporate overhead, interest or taxes.

The Company’s reportable segments are a consolidation of related subsidiaries which offer different products. They are operated separately as each segment requires different operating, pricing and leasing strategies.

	For the Nine Months Ended
	9/30/02	9/30/01
Revenues:
Home sales & Other construction	$8,074,000	$2,767,000
Residential rental	2,089,000	2,043,000
Commercial rental	31,672,000	23,835,000
Hotel operations	5,809,000	6,017,000
Other	3,428,000	3,016,000

Total	51,072,000	37,678,000

Gross operating income:
Home sales & Other construction	1,331,000	368,000
Residential rental	711,000	742,000
Commercial rental	18,524,000	13,862,000
Hotel operations	1,591,000	1,819,000
Other	(5,328,000)	(117,000)
SG&A	(2,764,000)	(1,641,000)
Income taxes and minority interest	(10,329,000)	(8,835,000)
Consolidation entries	2,764,000	1,641,000

Total	6,500,000	7,839,000

Assets:
Home sales	1,260,000	5,312,000
Residential rental	2,885,000	2,152,000
Commercial rental	131,347,000	62,691,000
Hotel management	11,345,000	9,968,000
Other	100,697,000	81,227,000
Income taxes receivable	406,000	50,000
Consolidation entries	3,484,000	(7,698,000)

Total	$251,424,000	$153,702,000

	For the Three Months Ended
	9/30/02	9/30/01
Revenues:
Home sales & Other construction	$1,262,000	$1,956,000
Residential rental	698,000	685,000
Commercial rental	10,888,000	7,968,000
Hotel operations	1,925,000	1,982,000
Other	937,000	956,000

Total	15,710,000	13,547,000

Gross operating income:
Home sales & Other construction	541,000	143,000
Residential rental	207,000	246,000
Commercial rental	6,688,000	4,544,000
Hotel operations	459,000	560,000
Other	(2,870,000)	(68,000)
SG&A	(1,500,000)	(543,000)
Income taxes and minority interest	(3,085,000)	(2,274,000)
Consolidation entries	1,500,000	543,000

Total	1,940,000	3,151,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales of Homes and Lots.    48 homes and 6 lots were settled in the first nine months of 2002 compared with 17 homes and 1 lot in the same period of 2001. Net income from Home and Lot Sales was $1,037,000 in the first nine months of 2002 as compared to $154,000 for the same period of 2001. In the third quarter of 2002, 7 homes and 1 lot were settled as compared to 13 homes and no lots in the same period of 2001. Net income from Home and Lot Sales was $390,000 in the third quarter of 2002 as compared to $82,000 for the same period of 2001.

Registrant funds its home building activities with available funds. “Cost of home and lot sales” does not include interest expense or general and administrative expenses.

Registrant’s backlog of homes under contract of sale as of September 30, 2002 was 2, which is the balance of the Yorkshire project, as compared to 50 in 2001. Following the sale of these 2 homes, Registrant, at present, has no lots for construction. Registrant is seeking to purchase lots and other property for the construction of homes and residential condominium units.

Rentals—Apartments: Income and Expenses.    Rental income from apartments was $2,089,000 in the first nine months of 2002, an increase of 2.25% over $2,043,000 for the same period in 2001. Income for the third quarter of 2002 was $698,000, an increase of 1.93% over $685,000 for the same period in 2001. Expenses for the first nine months of 2002 were $1,378,000 as compared to $1,301,000 in 2001, an increase of 5.92%. Expenses for the third quarter of 2002 were $491,000 as compared to $439,000 for the same period in 2001, an increase of 11.85%. The increase in rental expenses was the result of significant maintenance and repair costs along with increased operating costs at one of Registrant’s apartment buildings. Registrant’s residential buildings are over 35 years old. While the buildings have been well maintained, Registrant has embarked on a long-range program to upgrade, repair, refurbish and replace building components. Net income was $711,000 for the first nine months of 2002 as compared to $742,000 for the same period in 2001, a decrease of 4.18%. For the third quarter of 2002, net income was $207,000 as compared to $246,000 for the same period in 2001, a decrease of 15.85%.

Rentals—Commercial: Income and Expenses.    Rental income from commercial operations was $31,672,000 in the first nine months of 2002 as compared to $23,835,000 for the same period in

2001, an increase of 32.88%. Income for the third quarter of 2002 was $10,888,000, an increase of 36.65% over $7,968,000 for the same period of 2001. Expenses for the first nine months of 2002 were $13,148,000 as compared to $9,973,000 in 2001, an increase of 31.84%. Expenses for the third quarter of 2002 were $4,200,000 as compared to $3,424,000 for the same period in 2001, an increase of 22.66%. Net income was $18,524,000 for the first nine months of 2002 as compared to $13,862,000 for the same period in 2001, an increase of 33.63%. For the third quarter of 2002, net income was $6,688,000 as compared to $4,544,000 for the same period in 2001, an increase of 47.18%. These increases are primarily attributable to the purchases of Washington Business Park in November 2001 and the acquisition of Sarnia on January 31, 2002.

Rental income does not reflect revenues from the 1925 K Street office building and the Madison Building since net income (loss) from these joint ventures is included in Income from Equity Investments.

Hotel Income and Hotel Expense.    Hotel Income and Hotel Expense reflect the operating results for the Company’s two hotel properties as follows:

A.    For the nine months ended September 30;

	Colonnade		Holiday Inn Express
	2002	2001	2002	2001
Income	3,817,000	3,964,000	1,992,000	2,053,000
Expense	2,481,000	2,555,000	1,737,000	1,643,000

Net Before Taxes	1,336,000	1,409,000	255,000	410,000

B.    For the three months ended September 30;

	Colonnade		Holiday Inn Express
	2002	2001	2002	2001
Income	1,247,000	1,316,000	678,000	666,000
Expense	784,000	860,000	682,000	562,000

Net Before Taxes	463,000	456,000	(4,000)	104,000

The 2002 Colonnade operations reflect a lower occupancy rate of 66.24% for the nine months ended September 30, 2002 as compared to a 71.02% occupancy rate in the same period of 2001. The average daily room rate of $133.08 increased by 2.44% in the first nine months of 2002 over the average daily room rate of $129.91 during the same period in 2001. Income from the Colonnade operations was $3,817,000 in the first nine months of 2002 as compared to $3,964,00 for the same period in 2001 or a decrease of 3.71%. Income for the third quarter of 2002 was $1,247,000, a decrease of 5.24% over $1,316,000 for the same period of 2001. Expenses for the first nine months of 2002 were $2,481,000 as compared to $2,555,000 in the same period in 2001, a decrease of 2.90%. Expenses for the third quarter of 2002 were $784,000 as compared to $860,000 for the same period in 2001, a decrease of 8.84%. Net income was $1,336,000 for the first nine months of 2002 as compared to $1,409,000 for the same period in 2001, a decrease of 5.18%. For the third quarter of 2002, net income was $463,000 as compared to $456,000 for the same period in 2001, an increase of 1.54%.

The 2002 Holiday Inn Express operations reflect a lower occupancy rate of 63.33% for the nine months ended September 30, 2002 as compared to a 65.96% rate in the same period of 2001. The average daily room rate increased by 1.96% in the first nine months of 2002 over the same period in 2001. Income from the Holiday Inn Express operations was $1,992,000 in the first nine months of 2002 as compared to $2,053,000 for the same period in 2001 or a decrease of 2.97%. Income for the third quarter of 2002 was $678,000, an increase of 1.80% over $666,000 for the same period in 2001. Expenses for the first nine months of 2002 were $1,737,000 as compared to $1,643,000 in 2001, an increase of 5.72%. Expenses for the third quarter of 2002 were $682,000 as compared to $562,000 for the same period in 2001, an increase of 21.35%. A new water meter was installed by the Washington Suburban Sanitary Commission during the third quarter of 2002 and Registrant believes the readings to be incorrect. Management is currently attempting to resolve this issue with the Washington Suburban Sanitary Commission. Until a resolution has been reached, Registrant has recognized expenses as determined by the new meter readings. Net income was $255,000 for the first nine months of 2002 as compared to $410,000 for the same period in 2001, a decrease of 37.80%. For the third quarter of 2002, net loss was $4,000 as compared to income of $104,000 for the same period in 2001, a decrease of 103.85%. This decrease is largely due to the water meter issue discussed above.

Management Fees, Affiliates.    Management fees, affiliates increased in the first nine months of 2002 by $96,000 from 2001. This increase primarily resulted from administration fees received from affiliates.

Leasing Fees, Affiliates.    Leasing fees, affiliates increased in the first nine months of 2002 by $155,000 from 2001. This increase primarily resulted from fees received from two affiliated partnerships.

Interest Income.    The decrease of $300,000 in the first nine months of 2002 over the same period in 2001 is the result of lower interest rates earned on municipal bond investments.

Gain on Sale of Realty Interests.    The increase of $220,000 in the first nine months of 2002 over the same period in 2001 is primarily the result of profit from the sale of two Circle K stores. Registrant still owns eight Circle K stores, of which four are under lease to Circle K. Of the remaining four stores, two are under contract of sale and two are unoccupied.

Income from Equity Investments.    The increase of $172,000 is the result of Registrant’s recognition of its 85% share of the income from the 1925 K joint venture.

Other Income.    The increase of $85,000 in the first nine months of 2002 over the same period in 2001 primarily results from a non-recurring loan fee received in the third quarter of 2002.

General and Administrative Expense.    General and administrative expenses increased in the first nine months of 2002 by $1,123,000 over the same period in 2001. General and administrative expense for the three months ended September 30, 2002 was $1,500,000 as compared to $543,000 in the same period of 2001. This increase is primarily the result of the payment of a performance bonus to Registrant’s Chairman.

Interest Expense.    Interest expense for the first nine months of 2002 was $5,318,000 as compared to $1,160,000 in the first nine months of 2001. Interest expense for the three months ended September 30, 2002 was $2,082,000 as compared to $403,000 in the same period of 2001. The increase is the result of deed of trust loans placed on the Holiday Inn Express in June 2001, the Colonnade in August 2001, the Washington Business Park in November 2001, the Sarnia Corporation in January 2002, Registrant’s Manassas, Virginia properties in March 2002 and Registrant’s Greenbelt, Maryland property in May 2002. Due to the favorable interest rate environment, Registrant has elected to place non-recourse financing on its real estate properties.

Allowance for Advances to Partnerships.    During the first nine months of 2002, Registrant made cash advances of $585,000 to a partnership operating at a loss. In the first nine months of 2001, Registrant made cash advances of $240,000 to the same partnership. Because the partnership operated at a loss during both periods and the collections of the receivables from this partnership are uncertain, Registrant expensed these advances.

Provision for Income Taxes.    The provision for income taxes of $954,000 for the three month period ended September 30, 2002 is $396,000 greater than the 2001 provision for income taxes of $558,000 for the three months ended September 30, 2001. In the third quarter of 2001, Registrant changed its estimated 2001 tax liability based on the actual 2000 tax liability as filed in September 2001. The full year effect of the change in the 2001 estimate was recognized in the third quarter of 2001. No such change was made during 2002.

Assets and Liabilities

Rental Property and Equipment (Net).    $21,486,000 of the increase resulted from the January 31, 2002 acquisition of Sarnia which includes additional cost for the construction of the parking garage.

Investments In and Advances to Joint Ventures and Partnerships.    $6,811,000 of the increase resulted from the investment in the joint venture between Registrant and The Kaempfer Company known as 1925 K Street Associates, LLC. Registrant has an 85% interest in the venture. In addition, $2,267,000 of the increase resulted from the investment in the joint venture between Registrant and three unrelated individuals. This joint venture is known as the Madison Building, LLC. Registrant has a 24.875% interest in this venture. Since Registrant does not control either of these ventures, GAAP requires that Registrant account for these ventures on the equity method.

Receivables, Mortgages and Notes, Other.    The increase reflects a $5,500,000 loan that was made to unaffiliated persons in September 2002. The loan bears interest at 10% and matures on September 3, 2004. The borrowers have the right, subject to certain conditions, to convert up to $3,000,000 of the principal of this loan into an equity interest in a commercial property, provided that the borrower pays the balance due in cash. If this right is exercised, Registrant will have an approximate 25% equity interest in this property.

Investments.    The net increase in Investments resulted from the proceeds received from deeds of trust notes placed on certain of Registrant’s Manassas, Virginia properties, Registrant’s Greenbelt, Maryland residential property and the pay off of notes payable to two affiliated partnerships.

Deferred Charges and Other Assets.    The increase resulted from the acquisition of Sarnia on January 31, 2002.

Notes Payable.    On March 28, 2002, Registrant, as described above, paid off the notes payable to two affiliated partnerships.

Real Estate Loans Payable.    The net increase of $37,380,000 is the result of an $18,010,000 deed of trust loan placed on certain of Registrant’s Manassas, Virginia properties and a $5,000,000 deed of trust loan placed on Registrant’s Greenbelt, Maryland property. The increase also reflects the deed of trust loan of $15,000,000 placed upon Sarnia’s properties at the time of the acquisition of Sarnia by Registrant.

Accrued Expenses.    The increase is due to the substantial accrued expenses of Sarnia at the time that Registrant acquired its stock, along with an accrual for the cost of removing hazardous materials from one of Registrant’s commercial buildings.

Deferred Income Taxes Payable.    The increase of $2,925,000 is the result of the acquisition of Sarnia and Sarnia’s use of accelerated depreciation of its buildings for tax purposes.

Liquidity and Capital Resources

Registrant continues to fund its operations out of current cash flow. Registrant has funded it acquisitions by the liquidation of certain of its investments and borrowings. There is no assurance that Registrant will be able to meet all of its needs for funds out of cash flow or liquidation of investments or that additional funding will be available to Registrant if needed.

During the nine month period ended September 30, 2002, Registrant generated cash flow from operating activities of $21,364,000 and cash flow from financing activities of $19,828,000 for a total of $41,192,000. Of this amount $37,891,000 was used in investing activities, which consisted of investments in municipal bonds of $10,576,000, the purchase of rental property and equipment of $13,079,000, advances to joint ventures of $8,649,000 and investment in a loan of $5,587,000 to unaffiliated persons. Cash flow from financing activities of $19,828,000 consisted of loan proceeds of $38,010,000, which were used for the repayment of notes and real estate loans of $14,563,000, the payment of loan fees of $3,605,000 related to loan financings and the purchase of treasury stock of $14,000. Overall, cash flow from operating, investing and financing activities resulted in an increase of $3,301,000 in cash and cash equivalents for a total of $6,430,000.

The GSA lease for the Waterfront Complex terminated on September 13, 2002. As a result of this termination, gross rental income received by the Company will be reduced by approximately $3,700,000 for the 4th quarter of 2002. In 2003, the reduction in gross rental income from the termination of the GSA lease will be approximately $12,600,000. As a result of the acquisition of Sarnia and the creation of the joint ventures for Fort Hill and Washington Business Park, the Company estimates that in 2003 it will receive approximately $10,000,000 in gross rental income from these properties. At the present time, although we cannot estimate what the 2003 net rental income from these properties will be, it is likely that the net rental income from these properties will be substantially less than the net rental income under the GSA lease in prior years. The Company estimates that in 2003 it will receive distributions of approximately $800,000 from the 1925 K Street and Madison Building joint ventures.

Registrant anticipates that, due to the expiration in September 2002 of the GSA lease, in order to relet the Waterfront Complex, substantial costs will be incurred for capital improvements, tenant fit up, leasing fees and tenant allowances. Without a new major tenant for the space that will be vacated, it may not be possible to finance the project. Consequently, Registrant must be prepared to finance these anticipated costs from its liquid reserves.

Forward Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated:     1) changes in operations, 2) market conditions for the Company’s properties, 3) the Company’s ability to lease and re-lease,                 4) development risks, 5) competition, and 6) changes in the economic climate.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Registrant does not note any changes subsequent to the FORM 10-K dated December 31, 2001.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, Registrant began an evaluation, under the supervision and with the participation of Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Registrant’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in Registrant’s periodic SEC filings relating to the Registrant (including its subsidiaries).

There were no significant changes in Registrant’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 5.    Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 2020 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company’s Audit Committee (the “Committee”) to be performed by Ernst & Young, LLP (“EY”), Registrant’s external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Registrant. On November 13, 2002, the Committee approved the engagement of EY for the following non-audit services: (1) assistance in preparing certain pro forma financial information related to acquisitions, and (2) other non-audit services approved by the Chairman of the Committee, provided that such services are approved by the entire Committee at the next regularly scheduled Committee meeting.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Reports on Form 8-K

One report on Form 8-K has been filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRESLER & REINER, INC. (Registrant)

Date:	November 14, 2002	/s/ Sidney M. Bresler
Sidney M. Bresler, Chief Executive Officer

Date:	November 14, 2002	/s/ William L. Oshinsky
William L. Oshinsky, Treasurer (Principal Financial Officer)

Form 10-Q Certification

I, Sidney M. Bresler, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Bresler & Reiner, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrants’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Sidney M. Bresler
Sidney M. Bresler, Chief Executive Officer

Form 10-Q Certification
I, William L. Oshinsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bresler & Reiner, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrants’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ William L. Oshinsky
William L. Oshinsky, Treasurer and Principal Financial Officer