Form 10-Q/A
period 2002-09-30
BRESLER & REINER INC
filed 2003-03-27
CIK 14073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

Commission File No. 000-06210

                             BRESLER & REINER, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                52-0903424
--------------------------------             -------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization             Identification No.)

                         11140 Rockville Pike, Suite 620
                            Rockville, Maryland 20852
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 945-4300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                 Yes    x             No
                     -------             ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                 Yes                  No     x
                     -------             ----------

     The number of shares outstanding of the registrant's common stock as of March 14, 2002 is: 2,738,906

                             Bresler & Reiner, Inc.
                                   Form 10-Q/A
                    Quarterly Period Ended September 30, 2002

        This Form 10-Q/A is being filed to amend Item 6(a), Exhibits, to include Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the previous filing.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Number                        Item
------                        ----

 99.1 Certification dated March 27, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Sidney M. Bresler, Chief Executive Officer.

 99.2 Certification dated March 27, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William J. Donovan, Chief Financial Officer.

           (b) Reports on Form 8-K

           On August 8, 2002, the Registrant reported on a Current Report on Form 8-K that it had entered into a First Amended and Restated Shareholders' Agreement with certain of its shareholders.

                                   Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRESLER & REINER, INC.
                            (Registrant)

Date:   March 27, 2003      By:/s/ Sidney M. Bresler
                               -------------------------------
                                    Sidney M. Bresler
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:   March 27, 2003      By:/s/ William J. Donovan
                               --------------------------------
                                    William J. Donovan
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                INDEX OF EXHIBITS

 99.1 Certification dated March 27, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Sidney M. Bresler, Chief Executive Officer.

 99.2 Certification dated March 27, 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by William J. Donovan, Chief Financial Officer.