Form 10-K
period 2002-12-31
BRESLER & REINER INC
filed 2003-03-31
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                                   to

Commission file number 0-6201

BRESLER & REINER, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0903424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11140 Rockville Pike, Suite 620, Rockville, MD	20852
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(301) 945-4300

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (523,826 shares) was approximately $22,524,518 as of March 14, 2003. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $43.00 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant’s Common Stock are considered affiliates of the Registrant at that date.

As of March 14, 2003 there were issued and outstanding 2,738,751 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BRESLER & REINER, iNC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2002

PART I

Item 1.    Business

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) was incorporated under the laws of the State of Delaware in 1970 and has been publicly traded since 1971. B&R engages in two principal business activities: residential land development and construction and rental property ownership and management, primarily in the Washington, DC Metropolitan Area.

The Company seeks to invest portions of its liquid assets in real properties through direct ownership or in joint ventures with unrelated third parties. We analyze the real estate investment opportunities available in the marketplace, the general factors affecting various types of real estate investments, and other factors affecting the profitability of particular investment opportunities. Our investment strategy is adjusted from time-to-time to adapt to changing marketplaces and phases in the real estate cycle. We evaluate investment opportunities across a broad range of criteria such as: the type of real estate assets to be acquired, the percentage of capital to be invested by asset type, and the percentage ownership interest in particular assets to be acquired and any resulting liabilities. Prior to consummating an investment, we conduct appropriate due diligence to evaluate the prospective investment’s risks and opportunities.

Post-acquisition, the Company conducts a portfolio management process for each asset in the portfolio that it owns or operates. The process includes the development of short and long-term capital replacement plans, detailed annual budgets, and monthly operations variance analysis reports. For the most part, the Company employs independent management companies to perform on-site management, leasing, maintenance, and development activities. The Company also partners with well-respected regional and national developers to direct the development and repositioning of its properties. In all cases, employees of the Company monitor property performance, operations, and the leasing and development activities of the management companies and developers.

Residential Land Development and Construction

During 2002, the Company completed two residential tracts of land, now fully developed and sold. Our current plan is to continue to build homes and develop residential subdivisions for sale.

Subsequent to December 31, 2002, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”). The LLC owns a parcel of undeveloped land in Clarksburg, Maryland, which is subdivided into 159 residential lots. The Company intends, through an unaffiliated site developer, to construct the necessary subdivision improvements required to sell the individual finished lots.

Rental Property Ownership and Management

We are engaged in the acquisition, development, management, and repositioning of the following real estate asset types: commercial, multi-family residential, hotels, and commercial land held for development. In addition, we hold equity interests in two equipment-leasing entities and a property management company.

Competition

In virtually all aspects of its real estate activities the Company operates in highly competitive marketplaces. The principal area of competition is for the acquisition of real estate assets at prices that will enable the Company to achieve its desired risk-adjusted returns. Competition for management contracts, land for development, and tenants for properties comes from a variety of public and private real estate development companies, real estate investment trusts, investment firms, investment funds, financial institutions, and others. In each of the market areas where our commercial rental properties are located, there are buildings that offer similar amenities, at approximately the same rentals. Competition from other developers, managers, and owners could produce material adverse effects on our ability to lease space and on the rents realized or concessions granted. Such a situation could materially and adversely affect the Company’s results of operations and cash flows.

In each of the geographic markets where the Company’s multi-family properties are located, there are buildings that offer similar accommodations, at similar rental rates.

The Company’s hotel properties compete against a significant number of other lodging properties in their immediate vicinity. The general marketplace for lodging in the Baltimore/Washington area is highly competitive and subject to general economic conditions and possible adverse effects from homeland security issues. While this competition tends to exert pricing pressure on room rates, the Company has been able to maintain consistent occupancy levels and room rates over the past three years.

Employment

On December 31, 2002, the Company and its subsidiaries employed 94 persons.

Segments of Business

The Company reports segment information for the following four categories:

Residential Home Sales, Residential Lot Development & Sales, and Other Construction

This segment includes the sale of homes constructed by the Company; the development and sale of lots as part of residential subdivisions; and other construction activity.

Commercial Rental Property

This segment includes the rental income derived from leases of office, industrial, retail, storage, parking, and other related revenue sources. Also included in this segment are incomes generated from management and leasing activities associated with the Company’s 50% ownership interest in Redwood Commercial Management, LLC. Redwood manages approximately 1,000,000 square feet of office, commercial, and warehouse space for unaffiliated owners and approximately 500,000 square feet of office space for the Company.

Residential Rental Property

This segment includes income generated from leasing of apartment properties, primarily located in the greater Washington, DC area. The Company generates fees from its management of residential properties, owned by others.

Hospitality Properties

This segment includes revenue and income from two hospitality properties: The Inn at the Colonnade located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland.

RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

Our Properties and Businesses Face Significant Competition

In each market where we own properties or businesses, the marketplace is highly competitive and characterized by competition from homebuilders, commercial property owners and managers, and other hotel properties. Actions or changes in plans by competitors may adversely affect the Company.

The Value Of and Our Income from Our Real Property Investments May Decline

Our real estate properties and businesses can be affected by changes in national economic and market conditions, as well as local economic and market conditions. The national economic factors include: a decline in the national economy, an increase in interest rates, and a tightening of the availability of credit. The more specific factors that could adversely affect a specific property include: an adverse change in prospective tenant perception about the attractiveness of the property, community opposition to development or construction on a specific site, the inability to collect rents, and an uncontrolled increase in operating expenses. Occupancy levels, leasing rates, and property values can be adversely affected by newly developed properties within the same geographic market.

Development of New Projects or the Repositioning Of Existing Projects Could Be Adversely Affected

Plans for future development of commercial properties, residential communities, and the repositioning of our commercial properties and apartments in Southwest Washington, DC can be affected by a number of factors including: time delays in obtaining necessary governmental permits and approvals, an inability to secure tenants necessary to support the project, and failure to achieve necessary occupancy levels or to sustain lease levels.

We May Be Unable to Sell or Finance Properties

The ability to sell or finance underperforming properties may be adversely affected by market conditions and the illiquid nature of real estate. This situation could lead to operating losses and potential write-downs in the value of our properties.

Our Operating Results and Cash Flows May Be Adversely Affected By Tenant Defaults

If a significant number of tenants are unable to meet their rental obligations or to renew their leases, or if the Company is unable to substantially lease on economically favorable terms, the Company’s operating results and cash flows could be adversely affected. Tenant defaults may result in significant collection expenses. In addition, the failure to renew the leases of major tenants or relet vacant space could adversely affect operating results and cash flows.

Changes in Tax Laws Could Adversely Affect Operating Results

We believe that our recorded tax reserves are adequate. However, we cannot predict the future effect of possible changes in the tax laws or regulations. These changes, if made, could have a material adverse effect on operating results.

Failure to Comply With the Americans with Disabilities Act and Other Similar Laws Could Result In Additional Substantial Costs

The Americans with Disabilities Act (“ADA”) governs all public access buildings and generally requires that those buildings be made accessible to disabled persons. If we are found to be out of compliance with ADA, the federal government could fine us or individuals or groups of individuals could file suit against the Company. Should we be required to make substantial alterations and capital improvements to one or more of our properties, it could adversely affect our results of operations and cash flows. Failure to comply with other state, local, or federal regulations could also result in significant costs to reach compliance and may result in fines and private damage awards. At present, the Company believes that it is in material compliance with all such regulatory requirements.

Environmental Matters

Under various federal, state, and local environmental laws, an owner or operator of real property may become liable for the costs associated with the investigation, removal, and remediation of hazardous or toxic substances at the property. The environmental laws often impose liability without regard to the owner/operator’s knowledge of, or responsibility for, the presence of the hazardous or toxic substances. The presence of, or failure to remediate, hazardous or toxic substances may adversely affect an owner’s ability to sell or rent the property or to borrow funds with the property as collateral. In some instances, the laws require abatement or removal of specific asbestos-containing materials in the event of demolition, renovations, remodeling, damage, or decay.

We could be held liable for the environmental costs associated with the release of regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property, or others. The presence of hazardous substances on a property could result in personal injury or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are aware of asbestos-containing materials that exist in the Waterfront Complex that will require remediation as part of the property’s redevelopment. A $3,000,000 escrow account to address the asbestos removal project at the Waterfront Complex has been established with the Company contributing 54% of the escrow funds. We cannot provide assurance that this reserve is adequate to complete the remediation of this project. Any additional costs would have an adverse affect on our cash flows. We are not aware of any notification by any party or governmental authority of any claim in connection with environmental conditions at any of our other properties that we believe will involve any material expenditure. However, we cannot provide assurance that any non-compliance, liability, claim, or expenditure will not arise with respect to other properties in our portfolio.

Item 2.    Properties

Residential Home Sales, Residential Lot Development and Sales, and Other Construction

Yorkshire Knolls, Prince George’s County, Maryland—The project consisted of 252 townhomes on a 31.5-acre tract of land. During 2002, the Company sold 49 of the 50 townhomes in inventory. The final townhome was sold in January 2003. Although sales at Yorkshire Knolls have been completed, the Company has an immaterial amount of site improvements remaining before the project is totally complete.

St. Mary’s County, Maryland—The project consisted of 64 subdivided residential lots and 31 farmsteads ranging in size from 15 to 30 acres each. As of December 31, 2002, all residential lots and farmsteads have been sold.

Clarksburg Ridge—Subsequent to December 31, 2002, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”). The LLC owns a parcel of undeveloped residential land in Clarksburg, Maryland, which is subdivided into 159 residential lots. The parcel is commonly referred to as Clarksburg Ridge. Simultaneous with the acquisition, the Company entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, the LLC entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots commencing in August 2003 and completing in January 2005. With the execution of the sales contract, NVR paid the LLC a non-refundable deposit of $4,950,000. Also in July 2002, the LLC entered into a loan agreement with Columbia Bank (“Bank”) for the acquisition, development, interest reserve, and real estate taxes associated with the property. The variable rate loan bears interest at the Bank’s Prime Rate of Interest plus 100 basis points. As security for this loan, the Company has deposited $2,000,000 in an investment account with the Bank. The aggregate purchase price of the LLC consisted of $5,000,000 in cash from the Company, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment made to the NVR sales contract to reflect the return of deposit monies.

Commercial Rental Property

7800 Building—The Company developed and owns a 15,460 square foot office building located in Manassas, Virginia. At December 31, 2002, the 7800 Building was 100% leased. The 7800 Building is unencumbered by a mortgage.

The Company has an agreement in principle to create a joint venture with an unaffiliated third party to vacate and demolish the 7800 Building. The Company will own a 60% interest in the joint venture. The joint venture intends to construct a new building on a portion of this site for Eckerd Corporation and to develop the adjacent parcel for retail uses. It is anticipated that some, if not all of the tenants of the 7800 Building will be relocated to one of the new buildings planned for a nearby site. A description of the development project can be found in this section under Paradise Developers.

Bank Building—The Company developed and owns a 3,478 square foot bank building located in Manassas, Virginia, which is leased to Bank of America, N.A. The lease terminates in December 2006, and the tenant holds options to renew the lease for up to three successive five-year terms.

Paradise Sudley North Office Buildings—Four office buildings, containing 185,602 square feet of space, have been developed on a 16.35-acre parcel located in Manassas, Virginia. Buildings A, B and C are owned by Paradise Sudley North Limited Partnership (“Sudley”), as to which the Company is the sole general partner and 98.75% owner. Paradise Sudley North Building D Partnership, a joint venture in which Sudley is a 50% partner and a limited liability company controlled by the Chairman of B&R is the remaining 50% owner, owns building D.

In March 2002, the Company placed a ten-year, 7.47% fixed rate mortgage of $18,010,000 on the Bank Building and Paradise Sudley North Buildings.

At December 31, 2002, the leasing status of each of the above buildings was as follows:

	Total Sq. Ft.	Occupied Sq. Ft.	% Occupied
Building A	22,728	14,748	64.9
Building B	62,420	60,846	97.5
Building C	31,080	31,080	100.0
Building D (1)	69,374	69,374	100.0

Total All Buildings	185,602	176,048	94.9

(1)	Building D is 100% leased to the Prince William County, Virginia government (“PWC”) which lease expires in December 2009. PWC, at its option, may extend the term of the lease for an additional five (5) year term.

Fort Hill Office Building—In September 2000, a joint venture in which the Company holds an 80% interest and an unaffiliated third-party holding the remaining 20% interest, purchased, for $7,050,000, a 65,472 square foot office building located in Centreville, Virginia. At December 31, 2002, the building was 92.7% occupied. In February 2001, the joint venture placed a ten-year, 7.7% fixed rate mortgage of $5,750,000 on this property.

Washington Business Park—In November 2001, a joint venture in which the Company owns an 80% interest, acquired two office buildings containing 105,780 square feet and seven flex and warehouse buildings containing 464,130 square feet. These buildings constitute a portion of the Washington Business Park located in Lanham, Maryland. The purchase price for the nine properties was $44,000,000. The Company invested $8,805,991 for its 80% interest in the joint venture. An unaffiliated third party holds a 20% interest in these properties with a right to acquire an additional 30% ownership interest in the joint venture. At December 31, 2002, the portfolio of buildings was 84.5% leased. In December 2001, the joint venture placed a ten-year, 7.63% fixed rate mortgage of $40,000,000 on these properties.

Versar Center (Sarnia Corporation)—In January 2002, the Company acquired two office buildings located in Springfield, Virginia containing approximately 218,833 square feet of office space. The purchase price was approximately $20,000,000. At December 31, 2002, these buildings were 99% leased. In May 2002, the Company placed a ten-year, 6.18% fixed rate mortgage of $18,500,000 on this property.

1925 K Street—In June 2002, a joint venture in which the Company owns an 85% interest and an unaffiliated third-party owns the remaining 15% interest, acquired a 145,246 square foot office building located in the central business district of Washington, DC. The purchase price for the office building was $27,150,000. The Company invested $6,800,000 for its 85% interest in the joint venture. At December 31, 2002, the property was 97.7% leased. In May 2002, the joint venture placed a five-year, variable rate (30 day LIBOR + 235 basis points) mortgage of $20,437,500 on this property. The Company guarantees $4,342,970 of this mortgage.

Madison Building—In July 2002, a joint venture in which the Company owns a 24.875% interest and an unaffiliated third-party owning the balance, acquired an 80,439 square foot office building and an adjacent developable parcel located in McLean, Virginia. The adjacent parcel is currently used for parking for the office building. The Company invested $2,200,000 for a 24.875% share of this joint venture. At December 31, 2002, the property was 98.2% leased. In August 2002, the joint venture placed a ten-year, 6.345% fixed rate mortgage of $14,600,000 on this property.

Congressional South—In December 2002, the Company contributed approximately $2,800,000 to a limited partnership that owns a shopping center of approximately 99,000 square feet located in Rockville, Maryland. The partnership also owns a parcel of ground adjacent to the shopping center that is leased on a net basis to an apartment developer who is currently planning to construct approximately 400 apartment units thereon. The Company, for its contribution, acquired a 25% interest in this partnership. The partnership has an option to purchase the Company’s interest in the partnership for the original contributed capital plus a 20% return thereon, less any distributions paid through the repurchase date.

Waterfront Complex—Since 1964, B&R has been the redeveloper of a portion of the southwest Washington, D.C. Urban Renewal Area (the “Area”), located immediately south of the “Federal Mall,” which extends from the United States Capitol Building to the Washington Monument. The Company developed a shopping-office center (“Complex”) that consists of two high-rise office buildings (“Office Buildings”) containing approximately 326,000 square feet, an enclosed center (“Center”) consisting of approximately 740,000 square feet, most of which is office space and the balance consisting of retail space, approximately 1,100 parking spaces and approximately 78,000 square feet of storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency (“RLA”) for a term expiring in 2058 with an option to extend for an additional 20 years.

Prior to July 1, 2000, four entities held leasehold interests in the Complex. The Company was the lessee of the east portion of the Center. SEW Investors (“SEW”) was the lessee of the southeast wing of the Center. Trilon Plaza Company (“Trilon”) was the lessee of the west portion of the Center and the west office building. Town Center East Investors (“TCE”) was the lessee of the east office building. Trilon is a limited partnership in which Messrs. Bresler and Reiner hold a substantial majority interest, and whose wholly owned corporation is the general partner.

On July 1, 2000, TCE distributed to the Company a 49.568966% interest of its leasehold interest in the Mall Complex. In addition, on July 1, 2000, TCE assigned to the Company its remaining interest in the Complex and SEW also assigned its interest to the Company. In connection with these assignments, the Company paid cash of $2,100,000 and $1,600,000 and issued notes of $4,900,000 and $3,600,000, respectively, which notes were repaid in 2002. The Company assigned these newly acquired leasehold interests, in addition to one which the Company previously owned, to a newly formed entity, B&R Waterfront Properties, LLC (“BRW”). The Company is the managing member and holds a 54% interest in BRW. The results of operation of BRW have been reported on a consolidated basis with elimination of the minority interest. On March 15, 2001, BRW transferred these leasehold interests to a newly formed entity, Waterside Associates, LLC (“WALLC”).

The United States General Services Administration (“GSA”) previously leased all of the space in the two Office Buildings, as well as the second and third floors of the adjacent Center and a portion of another smaller structure totaling approximately 955,000 square feet. The GSA lease for the Waterfront Complex terminated on September 13, 2002. The termination of this lease, which represents 89.4% of the total space in the Complex, resulted in a 2002 revenue reduction of $6,767,000 of which the Company’s share was $3,654,000. In future years, and until the property is released, the annual revenue reduction will be approximately $23,200,000, of which the Company’s share is 54% or $12,500,000.

Further, the retail tenants in the Complex relied heavily on business generated by the employees who occupied the GSA space. Retail tenants have vacated and will continue to vacate resulting in the loss of commercial rental revenue.

In October 2002, the Company entered into a joint venture with K/FCE Management, LLC (“K/FCE”) an affiliate of the Washington, DC based developer, The Kaempfer Company, Inc. and of the national developer, Forest City Enterprises, Inc. The joint venture intends to redevelop and reposition the Waterfront Complex. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions. To the extent required, K/FCE has committed to contribute the first $25,000,000 of redevelopment funds. If necessary, the Company may be required to contribute a portion of the additional equity required in excess of the $25,000,000.

As part of the redevelopment of the Waterfront Complex, the Company may incur significant costs relating to the remediation of hazardous materials. A reserve has been established in the amount of $3,000,000, of which $1,620,000 is the Company’s share and the balance is the liability of the minority partners. Additionally, the Company is obligated to pay the costs associated with tenant relocation expenses. The Company cannot determine, at this time, the timeframe for the redevelopment and re-tenanting of the Waterfront Complex.

Convenience Stores—The Company previously owned sixteen parcels of improved real estate, located in the southern and southeastern United States, that it leased as convenience stores. Circle K Corporation currently leases four sites under leases that expire in February 2005. During 2002, the Company negotiated three sales agreements and settled on two of the properties. At December 31, 2002, seven of the available twelve properties have been sold, one property is under an agreement of sale, five of the sites (including the Circle K leases) are leased to unrelated parties, and the remaining three sites have not yet been sold and remain vacant and available for sale. The Company has established an impairment reserve of approximately $197,000 for these assets.

Nursing Home—The Company owns a nursing home facility, Lakeview Manor, which it leases to an unaffiliated operating company. Lakeview Manor is a 120-bed skilled and intermediate care facility located in Lakewood, New Jersey. The one-story building of approximately 37,000 square feet is situated on eleven acres of land.

The Company has leased the nursing home to an unaffiliated party whose lease expires in May 2004. The monthly rent is currently $50,710. The tenant has four five-year lease renewal options that would extend the lease term for up to twenty additional years. The lessee pays taxes and other operating expenses, and is responsible for all structural and nonstructural repairs and replacements. The lessee has a right of first refusal in the event the Company seeks to sell the property.

We have entered into an agreement of sale for the Company’s Lakeview Nursing Home for a purchase price of $6,300,000, with $2,000,000 of that amount to be contributed as a charitable donation to the purchaser. The sale of this property, or any property, represents a departure from our normal course of business. However, given the ongoing divestiture strategy of the tenant, the short-term nature of the lease, the special purpose functionality of the property, and the unique opportunity of sale presented, management has decided to vacate its normal business practices and consummate this transaction. At present, the purchase contract is in a conditional study period. We anticipate that this sale transaction will be completed in the second quarter of 2003.

Paradise Developers—The Company owns approximately 31 acres of undeveloped commercial land in Manassas, Virginia. This land is being held for development opportunities or for sale to third parties. The Company has submitted to Prince William County development plans for three separate commercial buildings totaling approximately 189,000 square feet to be constructed on a 10.5-acre portion of this land.

Undeveloped Land at Washington Business Park—In November 2001, a joint venture in which the Company owns an 80% interest and an unaffiliated third party owns 20%, acquired approximately 79 acres of undeveloped land in the Washington Business Park located in Lanham, Maryland. The purchase price was $11,000,000. The Company invested $3,415,000 for its 80% interest in the joint venture. An unaffiliated third party, the manager of the LLC, holds a 20% interest in this property. The third party has the right to acquire an additional 30% ownership interest. The joint venture may sell one or more land parcels while holding other land parcels for development opportunities. As of December 31, 2002, the joint venture sold and settled two land parcels of approximately 1.65 acres and 12.36 acres, at contract sales prices of $432,000 and $3,230,070, respectively. In December 2001, the joint venture placed a $5,000,000 first deed of trust lien on this property. Interest on the loan is calculated at the lender’s Prime Rate of Interest plus 75 basis points. The loan matures in two years, but may be extended for an additional year.

Redwood Commercial Management, LLC—In December 2001, the Company and an unaffiliated third party created a property management and leasing company, known as Redwood Commercial Management, LLC (“Redwood”). Each member holds a 50% ownership interest in Redwood with the unaffiliated third party managing the LLC on a day-to-day basis. The Company does not control Redwood and therefore accounts for this investment on the equity method. It is anticipated that Redwood will conduct its principal business activities in Virginia. Commencing December 2001, Redwood began managing and leasing the following properties of the Company, as well as approximately 1,000,000 square feet of office, commercial and warehouse space for unaffiliated owners.

Property Managed	Square Footage		Compensation (2)	Expiration
Sudley North Properties (1)	185,602		3%	December 2003 (3)
7800 Building (1)	15,460		3%	December 2003 (3)
Bank Building (1)	3,478		3%	December 2003 (3)
Fort Hill Building (1)	65,472		3%	December 2003 (3)
Sarnia – Versar Building (1)	215,164		3%	December 2003 (3)
Unaffiliated properties	1,000,000	(4)	3%	December 2003 (3)

(1)	These properties are managed for us.
(2)	As a percentage of gross revenue collected.
(3)	These contracts renew automatically for an additional one-year term unless either party gives 30 days prior written notice of termination at the end of the term stated above.
(4)	Approximate square footage of unaffiliated properties under management.

Equipment Leasing—The Company previously engaged in personal property leveraged equipment leasing, both directly and through subsidiaries and general partnerships. In December 1983, the Company, with others, organized a general partnership to engage in equipment leasing known as Builders Leasing Company, and agreed to act as its managing partner with a 20% interest. Certain directors and officers of B&R also hold an aggregate 25% partnership interest, including Charles S. Bresler, Chairman of the Board and principal shareholder (20%), and Burton J. Reiner, President, Director and principal shareholder (5%). Builders Leasing Company’s only assets are transportation barges.

In February 1984, the Company organized Tech High Leasing Company, a general partnership in which it holds a 50% interest to engage in equipment leasing. A non-affiliated corporation holds the remaining 50%. Tech-High Leasing Company’s only asset is a 50% limited partnership interest in Marnat Creek L.P., a limited partnership that owns an approximately 18,000 square foot utility maintenance building in Dallas, Texas. At December 31, 2002, the Company established an impairment reserve of approximately $694,000 for this asset.

Neither the Company nor these partnerships are currently entering into new equipment leases.

Residential Rental Property

Apartments—The Company constructed, owns and operates two apartment projects totaling 294 units. Charlestown North is located in Greenbelt, Maryland and contains 178 units. The Commons is located in southwest Washington, DC and contains 116 units. At December 31, 2002, the apartments were 96.6% and 94.8% leased, respectively.

Apartment leases generally provide for a fixed monthly rental over a one-year term with the tenant normally providing a security deposit. All of the Company’s properties are in good condition, and in the opinion of the Company, are adequately covered by fire and other casualty insurance.

Town Center East Apartment Buildings—The Company is the sole general partner, with a 1% interest, of Third Street Southwest Investors, a limited partnership. The Company also acts as management agent for the two high-rise apartment buildings containing 256 units. In this partnership, unaffiliated persons hold 91% of the limited partnership interests, and Charles S. Bresler and Burton J. Reiner, the Company’s Chairman and President, respectively, hold the remaining 8% of the limited partnership interests.

Low Income Housing—We have interests in the following limited partnerships, which own and operate low-income housing units:

Multi-State Projects—The Company owns a 99% limited partnership interest in each of seven limited partnerships, which collectively have constructed 266 rental apartments. The projects are located in small communities in Maryland (3), Pennsylvania (1), Virginia (2) and West Virginia (1). The purchase price for the limited partnership interests was $5,270,048 in the aggregate, which has been fully paid. At December 31, 2002, the projects were 96.25% occupied.

St. Mary’s County, Maryland Project—The Company owns a 79% limited partnership interest in Foxchase Village Associates Limited Partnership, which has constructed a 134-unit apartment project in St. Mary’s County, Maryland. The purchase price for the partnership interest was $3,200,000. 98% of the apartments were occupied as of December 31, 2002.

WMC Management Company, Inc.—WMC Management Company, Inc. (“WMC”), a wholly owned subsidiary of the Company, acted as managing and leasing agent, through June 30, 2000, for Trilon and SEW for their portions of the Waterfront Complex. From July 1, 2000 through March 15, 2001, WMC acted as management and leasing agent for BRW and for a brief period of time, through the date of formation of the joint venture with K/FCE, acted as management and leasing agent for WALLC. Pursuant to GAAP accounting, effective July 1, 2000, leasing and management fees are eliminated for consolidated financial statement purposes.

WMC has contracts to act as managing agent and, in certain cases, leasing agent, for residential and commercial projects of certain partnerships in which the Company is the general partner, and of certain partnerships in which Charles S. Bresler and Burton J. Reiner, officers, directors, and principal shareholders of the Company, have substantial interests and other directors and officers have minor interests as follows:

Property Managed	Compensation (1)	Expiration
414 apartment units (4)	5%	December 2005 (2), (3)
20 townhouses (5)	5%	December 2005 (2), (3)
256 apartment units (6)	5%	September 2004 (2), (3)

(1)	As a percentage of gross rent collected.
(2)	These contracts renew automatically for additional five-year terms unless either party gives notice of termination at the end of the term stated above.
(3)	These contracts may be terminated by the owners on 60 days prior written notice, subject to payment of the present value of the leasing fees for the remainder of the contract term.
(4)	This property is located in the southwest Washington, D.C. Urban Renewal Area and is managed for Waterside Towers, LLC, an affiliate of the Company.
(5)	These properties are located in the southwest Washington, D.C. Urban Renewal Area and are managed for Trilon Plaza Company, an affiliate of the Company.
(6)	These buildings are the Town Center East Apartments.

Hospitality Properties

Holiday Inn Express—The Company owns and operates a 151 room Holiday Inn Express located in Camp Springs, Maryland, opposite the main entrance to Andrews Air Force Base. The Holiday Inn Express commenced business in March 1970. The table below sets forth the annual occupancy level and the average daily room rate over the past three years.

Year	Occupancy Level	Average Daily Room Rate
2002	61.2%	$73.41
2001	62.6%	$72.71
2000	65.0%	$69.91

Under the Company’s franchise agreement with Holiday Inns, Inc., we pay Holiday Inns a monthly royalty and additional reimbursements for advertising and trading services. The Holiday Inn Express license agreement expires in March 2007. In July 2001, the Company placed a ten-year, 7.875% fixed rate mortgage of $3,800,000 on this property.

The Inn at the Colonnade—The Colonnade is a multi-purpose condominium, hotel, office and retail building located across from the Johns Hopkins University campus in Baltimore, Maryland. The Company’s portion of the building consists of 125 hotel rooms operated by ARAMARK Corporation as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. In September 2001, the Company placed a ten-year, 7.45% fixed rate mortgage of $10,300,000 on this property. The table below sets forth the annual occupancy level and the average daily room rate over the past three years.

Year	Occupancy Level	Average Daily Rate
2002	65.0%	$133.22
2001	68.5%	$128.48
2000	71.0%	$127.01

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, financial condition, management or operation of its properties.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of the security holders during 2002.

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2003.

Executive Officers of Registrant (included pursuant to instruction 3 to Item 401(b) of Regulation S-K).

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	75	Chairman & Director	June 1970
Burton J. Reiner	74	President & Director Co-Chairman	June 1970 February 2003
Sidney M. Bresler	48	Chief Operating Officer Chief Executive Officer Director Assistant Secretary	June 2000 June 2002 August 2002 February 2003
William L. Oshinsky	60	Treasurer	April 1994
Jean S. Cafardi	56	Secretary	November 2000
William J. Donovan	51	Chief Financial Officer	November 2002

In accordance with Article V of the By-Laws of the Company, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

There is no family relationship as defined in the instructions to this Item between any of the above officers, except Mr. William L. Oshinsky is the brother-in-law of Mr. Burton J. Reiner and Mr. Sidney M. Bresler is the son of Mr. Charles S. Bresler.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Mr. Sidney M. Bresler and Ms. Jean S. Cafardi. Prior to June 2000 and during his fifteen years of employment with the Company, Mr. Bresler has served in various capacities. Prior to November 2000 and during her thirty-six years of employment with the Company, Ms. Jean S. Cafardi has served in various capacities.

Mr. William J. Donovan joined the Company in November 2002, as the Company’s Chief Financial Officer. During the prior five years, Mr. Donovan has held the position of Chief Financial Officer for two start-up technology companies. Mr. Donovan has a sixteen-year background in real estate accounting and finance.

PART II

I tem 5.    Market for the Company’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No dividends were declared or paid during the years reported.

Quarter		2002 Price	2001 Price
1st	High	$45.75	$28.00
	Low	$44.85	$26.25

2nd	High	$46.55	$35.50
	Low	$45.75	$26.25

3rd	High	$47.00	$40.00
	Low	$44.10	$35.50

4th	High	$47.00	$44.85
	Low	$40.25	$40.00

The above quotations represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 14, 2003, there were 89 record holders of Common Stock.

I tem 6.    Selected Financial Data

	(In thousands)
	2002	2001	2000(2)	1999	1998
Revenues	$59,383	$52,048	$44,308	$38,682	$35,052
Net income before income taxes & minority interest	$15,687	$22,164	$18,975	$19,034	$15,106
Net income	$6,086	$10,216	$10,158	$11,905	$9,228

Earnings per common share	$2.22	$3.73	$3.71	$4.30	$3.32

Total assets	$243,492	$203,778	$136,523	$105,252	$97,886

Long-term obligations	$100,586	$72,496	$19,373	$5,054	$5,151

Cash dividends per common share	(1)	(1)	(1)	(1)	(1)

(1)	No dividends have been declared or paid.
(2)	Restated to reflect reclassifications.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: our ability to compete effectively; our exposure to the credit risks of our tenants; our ability to recruit and retain key personnel; sudden adverse changes in the local or general economy and market conditions; our inability to obtain necessary governmental permits and approvals; our inability to secure tenants for our projects and properties; our inability to sustain occupancy levels at our properties; future litigation; and changes in environmental health and safety laws. In preparing these financial statements, we have made best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions, or otherwise.

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, residential subdivisions fully developed and completed, and operating properties in the process of being repositioned.

Application of Critical Accounting Policies

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies are in compliance with principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of significant judgment in their application.

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These impairments have a direct impact on the Company’s net income, as they would result in an immediate negative adjustment to net income.

Intangible Assets

Management has evaluated the purchase price of its real estate acquisitions to determine an appropriate apportionment of the purchase price to land, building, and acquired leases. Acquired leases are valued relative to their market value; acquired leases with above-market terms result in the recognition of an intangible asset, while acquired leases with below-market terms result in the recognition of an intangible liability.

In order to determine the value to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to market value. Some of the judgments required as a part of this exercise include: (i) determining the market rental rates of the acquired leases, (ii) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, and (iii) applying an estimated risk-adjusted discount rate to the existing tenants. As a result of the significant judgment required in the application of SFAS Nos. 141 and 142, the actual value of leases acquired could differ from the value presented in our financial statements.

Revenue Recognition

Real Estate Sales—We follow the provisions of Statement of Financial Accounting Standards (“FASB”) No. 66, “Accounting for Sales of Real Estate” for reporting the disposition of homes, residential lots held for sale, and commercial land held for development.

Leasing Operations—The Company recognizes revenue in accordance with FASB No. 13, “Accounting for Leases.” SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Investments in Unconsolidated Entities—The Company accounts for its investments in non-consolidated partnerships and joint ventures in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In instances where the Company exerts control of the joint venture or partnership, the Company consolidates the investment and a minority interest is recognized in the consolidated financial statements of the Company. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners’ share of income or loss of the consolidated joint venture or partnership. The Company applies the equity method of accounting for all non-consolidated joint ventures.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts against the portion of accounts receivable that we estimate to be uncollectible. Such allowances are reviewed, on a periodic basis, for changes in our ability to collect past due receivable amounts.

Depreciation Expense

Depreciation expense is generally computed using the straight-line method applied over the useful life of the asset. The Company uses judgment in allocating the purchase price among assets acquired in assigning useful lives for those assets. Major improvements and tenant improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred.

Income Taxes

Income taxes are accounted for in accordance with FAS 109, “Accounting for Income Taxes,” which requires that, deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company considers accounting for income taxes critical to all segments of its operations because management is required to make significant subjective judgments in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. Failure to achieve a forecast of taxable income may affect the ultimate realization of net deferred tax assets.

Balance Sheet Overview

The Company’s consolidated total assets increased by $39,714,000, a 19.5% increase over the December 31, 2001 balance of $203,778,000. Material changes in assets include:

•	Investments – short-term investments in municipal bonds increased by $16,758,000 as a result of the investment of excess funds from long-term borrowings.

•	Investment in and advances to joint ventures and partnerships – the Company increased its equity investment in real estate related ventures by $33,354,000.

•	Deferred charges and other assets – deferred charges associated with the placement of deed of trust notes and with the leasing of space in the Company’s properties increased by $5,022,000.

•	Land held for investment – decreased by $11,163,000 resulting from the completion of lot sales at St. Mary’s County and the equity method of accounting used for WBP Undeveloped Land, LLC.

•	Construction in process – decrease of $3,232,000 resulting from the completion of homes under construction in Yorkshire Knolls.

At December 31, 2002 consolidated total liabilities increased by $31,205,000, a 38.8% increase over the December 31, 2001 balance of $80,445,000. Material changes in liabilities include:

•	Real estate loans payable – increase of $35,865,000 resulting from deed of trust notes placed on the following properties: Charlestowne North, Sudley Buildings A, B, C, and D, the Bank Building, and the Versar Center buildings.

•	Notes payable – decrease of $7,775,000 as the Company repaid notes to two affiliated companies.

•	Accrued expenses – increase of $1,989,000 including the recordation of a $3,000,000 liability reserve for hazardous substance removal at the Waterfront Complex.

•	Deferred income taxes – increase of $1,844,000 resulting from the Company’s acquisition of Sarnia Corporation in January 2002.

Shareholders’ equity increased from $112,441,000 to $118,514,000, an increase of $6,073,000. Shareholders’ book value per common share increased from $41.05 per common share in 2001 to $43.27 per common share in 2002, an increase of $2.22 per common share.

Rental property and equipment, net

The table below sets forth, by property, the components of Rental Property and Equipment, Net.

	(In thousands)
Property	Building	Rental Property—Land	Improved Land	Equipment	Totals
Bresler & Reiner, Inc.	—	—	—	404	$404
Charles Burton Builders	—	—	—	37	37
Charlestown North	3,723	—	147	570	4,440
The Commons	1,612	387	50	188	2,237
Colonnade Hotel	5,830	—	—	2,277	8,107
Holiday Inn Express	4,587	378	—	1,307	6,272
Nursing Home	4,026	100	—	—	4,126
EGAP (Convenience Stores)	1,549	305	—	—	1,854
7800 Building	1,867	282	145	—	2,294
Bank Building	758	90	28	—	876
Sudley North	15,996	1,898	1,439	—	19,333
Washington Business Park	33,887	9,260	—	—	43,147
Fort Hill	6,491	500	—	122	7,113
Versar	21,149	2,187	—	—	23,336

Total Property—Gross	101,475	15,387	1,809	4,905	123,576
Accumulated Depreciation	21,835	—	1,577	3,552	26,964

Total Property—Net	$79,640	$15,387	$232	$1,353	$96,612

During 2002, building values changed as a result of the following transactions:

•	January 2002 acquisition of Sarnia Corporation (Versar Center) increased building values by $23,336,000.

•	Charlestown North expended $651,000 for capital improvements to the building.

•	As previously discussed, the Company’s joint venture agreement with K/FCE, in October 2002, resulted in the $54,790,000 deconsolidation of WALLC.

•	Resulting from the sale of two convenience store properties, the building assets for EGAP were reduced by $456,000.

•	The Company assessed the remaining convenience store properties and determined that an impairment reserve of $197,000 was required. This assessment was performed in accordance with the requirements of Financial Accounting Standards Board No. 144. Further discussion of FAS No. 144 can be found in Item 7 of this report under the caption, “New Accounting Pronouncements.”

Rental Property—Land includes 2002 additions resulting from a reallocation of the original purchase price between land and buildings for each of the nine operating LLCs at the Washington Business Park. During 2001, the land value was incorrectly included in the caption buildings.

Land Held for Investment

In connection with the purchase of the Washington Business Park operating properties and the related undeveloped land in November 2001, the Company allocated purchase price among the assets acquired based on estimates at December 31, 2001. During 2002, the agreements related to the ownership and control structures of Washington Business Park and WBP Undeveloped Land, LLC were completed and the Company revised its allocation of the purchase price and its accounting for those investments.

Land held for investment was reduced by $11,163,000 reflecting the equity method of accounting used for the WBP Undeveloped Land, LLC, and the sale of residential lots in St. Mary’s County.

Investments

Investments consist primarily of investment grade municipal bonds. The increase of $16,758,000 is due primarily to the short-term investment of a portion of the proceeds from deed of trust notes placed on certain of the Company’s commercial and residential properties.

Joint Ventures and Partnerships

The Company makes investments jointly with others, through partnerships and joint ventures. This allows the Company (i) to diversify its investment portfolio, spreading risk over a wider range of investments, and (ii) to access transactions brought to the Company by other participants. In some instances, the Company has a less than controlling interest in the partnership or venture, and therefore, accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership or venture on its balance sheet.

The Company invests on a non-recourse basis by acquiring a limited partnership interest or a member interest in a limited liability company. However, in some instances the Company is required to provide limited guarantees of debt incurred or other obligations undertaken by the partnerships or ventures. For certain partnerships involving real estate property redevelopment, the Company may commit to invest certain amounts in the future based on the partnership or venture’s business plan.

During 2002, the Company used available liquidity, primarily from a portion of the proceeds from financing of certain of our properties, to invest in joint ventures and partnerships. At December 31, 2002, the Company had investments in unconsolidated partnerships and ventures of $36,649,000.

Deferred Charges and Other Assets

Deferred charges and other assets is the composite of prepaid expenses (real estate taxes, insurance, miscellaneous), deferred charges (loan fees, development costs, acquisition fees, leasing commissions), escrows and reserves (real estate tax escrow, insurance escrow, replacement reserves), and other adjustments. Purchase price allocations associated with the acquisition of real estate assets resulted in the recording of net lease intangibles of $3,643,000. Other increases included under this caption were due to mortgage placement fees on new deed of trust notes and loan reserve requirements for tenant improvements, leasing commissions, and capital improvements required under terms of the loan agreements.

Mortgages Payable

During 2002, mortgages payable increased by $35,865,000 to a December 31, 2002, balance of $100,586,000. Included in the 2002 activity were the following material transactions:

•	Principal repayments totaling $645,000.

•	$5,000,000 related to WBP Undeveloped Land, LLC mortgage resulting from the equity method of accounting used to record the WBP Undeveloped Land, LLC.

•	The addition of $41,510,000 of new borrowings.

The table below highlights the Company’s activity during 2002.

	(In thousands)
Property	Interest Rate	Balance @ 12/31/01	Borrowings	Principal Payments	Other	Balance @ 12/31/02
Fort Hill Office Building	7.700%	$5,703	$—	$54	$—	$5,649
Washington Business Park LLCs	7.630%	39,970	—	286	—	39,684
Washington Business Park Land	5.500%	5,000	—	—	5,000	—
Colonnade Hotel	7.450%	10,266	—	138	—	10,128
Holiday Inn Express	7.875%	3,782	—	48	—	3,734
Charlestown North	6.740%	—	5,000	23	—	4,976
Bank Building	7.470%	—	1,009	24		985
Sudley A,B,C,& D	7.470%	—	17,001	72		16,930
Versar	6.180%	—	18,500	—	—	18,500

Totals		$64,721	$41,510	$645	$5,000	100,586

Notes Payable

In March 2002, the Company paid off notes payable due to affiliated partnerships that were issued upon the assignment of the affiliated partnerships’ leasehold interests in the Waterfront Complex.

Accrued Expenses

Accrued expenses have increased significantly from last year to this year. The increase of $1,989,000 includes a $3,000,000 accrual for hazardous material removal for the Waterfront Complex, of which 46% was funded by third parties and is included in investments, the reversal of an accrual of $1,017,000 for reconstruction expenses at the Waterfront Complex, and $886,000 reduction due to the deconsolidation of B&R Waterfront Properties, LLC upon formation of the joint venture with K/FCE.

Results of Operations – 2002 compared to 2001

The Company’s homebuilding revenues comprised of home and residential lot sales increased 11.6% in 2002 to $7,986,000 compared to revenues of $4,855,000 in 2001. Increased unit sales of homes and lots are the primary reason for the growth in revenue. The number of homes sold increased from 31 in 2001 to 49 in 2002. The average sales price per home increased by $2,000 to an average 2002 price of $156,550. Residential lots sold also increased from one lot in 2001 to seven lots in 2002. The gross profit margin percentage increased from 52.2% in 2001 to 64.5% in 2002. The Company funds its homebuilding activities from available funds and does not impute interest expense.

The one remaining home in Yorkshire Knolls was sold and title conveyed in January 2003. With the sale of seven lots in 2002, all lots have been sold and the St. Mary’s County subdivision is complete. Homebuilding activities in 2003 will be concentrated on the development and sale of residential lots at the Company’s recently acquired Clarksburg Ridge subdivision. The Company owns a 100% interest in this 159-lot subdivision. Sales of the lots under a takedown schedule, to NVR, Inc., are expected to commence in August 2003 and to continue through January 2005.

The Company’s 2002 revenues from residential rental properties increased from $2,728,000 to $2,804,000, or 2.6%. The average occupancy level remained stable at 97.4% with the average monthly rental income increasing from $790 to $815 per apartment. However, profit from the two apartment projects decreased from $1,017,000 in 2001 to $915,000 in 2002. The decrease in the 2002 profits resulted from increased operating expenses at the Company’s Charlestown North Apartments. Expense increases occurred in payroll costs, electricity charges, repair and maintenance costs, and property insurance. Additionally, non-cash charges for depreciation increased as the Company invested $651,000 in capital improvements.

The Company’s commercial property portfolio contains 1,057,036 square feet, exclusive of investments in joint ventures and partnerships, the nursing home and convenience stores. The portfolio’s square footage decreased during 2002 by 850,976 square feet. The joint venture agreement with K/FCE and the resulting deconsolidation of BRW reduced the portfolio by 1,068,326 square feet. In January 2002, the Company replaced 217,350 square feet of the decrease with the acquisition of Sarnia Corporation (referred throughout the report as Versar Center). At December 31, 2002, the Company’s commercial portfolio was 90.1% leased.

Commercial property revenue increased from $32,358,000 in 2001, to $35,083,000 in 2002, an increase of 8.4%. The GSA lease at the Waterfront Complex, which is included in the first three quarters of 2002 and all of 2001 revenue totals, terminated in September 2002 and accounted for 39.5% of the annual revenues in 2002 and 44% of annual revenues in 2001. The impact of the GSA lease on commercial property revenue will approximate a decrease of $23,200,000 in 2003. The Company intends to pursue acquisition opportunities, similar to the Sarnia Corporation acquisition, to rebuild the anticipated revenue shortfall. The 2002 change in commercial property revenue can be attributed to three significant transactions:

•	$6,984,000 – revenue increase resulting from a full year’s ownership and revenue recognition from the Washington Business Park operating properties.

•	$3,396,000 – revenue from the acquisition, in January 2002, of Sarnia Corporation.

•	$6,134,000 – 4th quarter reduction of revenue resulting from the GSA lease termination.

Also included in the annual revenues for 2002 and 2001 are revenues generated from leasing activities at the Company’s Lakeview nursing home and the convenience stores. 2002 revenues for the nursing home and convenience stores were $609,000 and $155,000, respectively, as compared to 2001 revenues of $609,000 and $181,000, respectively. The decrease in revenue from the leasing of convenience stores is the result of the sale of two properties during 2002.

Operating expenses in 2002 totaled $15,210,000 compared to $13,352,000 in 2001. The 13.9% increase in expenses resulted principally from the same three transactions listed above. The breakdown of the changes is as follows:

•	$3,067,000 – full year operating expenses at Washington Business Park operating properties.

•	$1,907,000 – operating expenses associated with the acquisition of Sarnia Corporation.

•	$3,047,000 – 4th quarter reduction of operating expenses resulting from the GSA lease termination.

Income from operations of the commercial properties, before interest expense charges, for the year ended December 31, 2002, increased 4.2% over 2001. Again, the increase in income can be tied directly to the three previously discussed transactions. Consolidated income from operations was negatively impacted $2,622,000 by the expiration of the GSA lease at the Waterfront Complex. A full year’s operation of the Washington Business Park increased income by $3,660,000 over the prior year and compensated for the decline in income from the Waterfront Complex. The acquisition of Sarnia Corporation contributed an additional $1,489,000 of income before interest expense.

Hospitality revenues declined from $7,711,000 in 2001 to $7,571,000 in 2002, a decrease of $140,000. Operating expenses held constant over the two years at $5,585,000. Income from hospitality operations declined by 6.6% and continues to reflect the post-September 11th drop in demand for lodging and the decreased business and personal travel due to a weak economy.

The Inn at the Colonnade experienced a revenue decline of $90,000 from the 2001 level of $5,117,000, a decrease of 1.8%. For the year ended December 31, 2002, the Inn at the Colonnade had an average occupancy rate of 65% and an average daily rate of $133.22, as compared to 68.5% and $128.48 in 2001. Management of the hotel anticipated this decline and was able to reduce operating expenditures by $35,000 over the 2001 level of expenditures. Even with the cost containment measures enacted, the hotel’s income from operations declined from $1,694,000 in 2001 to $1,639,000 in 2002.

The Holiday Inn Express experienced a similar revenue decline of $50,000 from the 2001 level of $2,594,000, a decrease of 1.9%. For the year ended December 31, 2002, the Holiday Inn Express had an average occupancy rate of 61.2% and an average daily rate of $73.41, as compared to 62.6% and $72.71 in 2001. Operating expenses in 2002 were $2,197,000 as compared to $2,162,000 in 2001. The decrease in revenues of $50,000 and the increase in operating expenses of $35,000 resulted in an $85,000 decline in operating profit. Income from operations for 2002 was $347,000 compared to $432,000 in 2001.

Interest income consists of earnings on notes to affiliates and short-term investments of cash and cash equivalents. Interest income in 2002 was $2,738,000 as compared to $3,030,000 in 2001. Notwithstanding the Company’s increased investment portfolio, the decline in interest income is reflective of the general decline of investment yields. While lower interest rates produce positive impacts on the Company’s borrowing rates, they have a detrimental effect on investment yields.

Income from investments in joint ventures and partnerships consists of the Company’s share of profit and losses generated by non-consolidated joint ventures and partnerships in which the Company holds an equity interest. The table below sets forth the income from each of these investments.

	(In thousands)
	2002	2001	2000
TCE	$—	$—	$500
SEW Associates	1	2	2
Tech High	41	41	41
Builders Leasing Company	76	87	92
1925 K Street	217	—	—
Madison Building	16	—	—
Washington Business Park Land	1,218	—	—
Redwood Commercial	38	—	—

Totals	$1,607	$130	$635

The Company generated $1,429,000 of income in 2002 from investments completed during the prior fourteen months. Income from these investments is part of the Company’s strategic plan to replace income lost from the Waterfront Complex. During 2003, the Company intends to pursue equity investment opportunities to further mitigate the income deficit from the Waterfront Complex.

Selling, general and administrative expenses increased from $2,172,000 in 2001 to $3,497,000 in 2002. Selling, general and administrative expenses increased in two areas: payroll and professional fees.

Interest expense increased from $2,000,000 in 2001 to $7,078,000 in 2002. The increase is the result of deed of trust loans closed over the past eighteen months. Interest expense by loan is set forth in the table below.

	(In thousands)
	2002	2001
Charlestown North	$214	$212
B&R, Inc.	164	726
Fort Hill Building	437	367
Holiday Inn Express	300	155
The Inn at the Colonnade	772	253
Sudley North	989	—
Maplewood Nursing Home	37	—
Bank Building	58	—
Washington Business Park	3,093	287
Sarnia Corporation	1,014	—

Totals	$7,078	$2,000

2002 net income was negatively impacted by the recording of a reserve for expenses associated with the removal of hazardous materials at the Waterfront Complex ($1,620,000) and the write-down of assets deemed to be impaired. The Company provided write-downs for the impairment of the following assets: $197,000 for five convenience stores and $694,000 which represents the Company’s 50% share of the impairment of Tech High Leasing’s underlying assets.

Income tax expense decreased to $3,179,000 in 2002 from $4,723,000 in 2001. This decrease was due to decreases in pre-tax earnings and in the Company’s effective tax rate. The Company’s effective tax rate, including state income taxes, is 20.3% in 2002 as compared to 21.3% in 2001.

The Company’s total net income for 2002 declined to $6,086,000, a 40.4% decrease over the 2001 net income of $10,216,000. Earnings per Common Share, based on the weighted average number of shares outstanding, decreased from $3.73 in 2001 to $2.22 in 2002. Three transactions adversely affected the earnings per common share: (i) interest expense from deed of trust notes placed over the past fourteen months resulted in an earnings erosion of $1.85 per common share, (ii) the recordation of a reserve for the removal of hazardous materials at the Waterfront Complex eroded earnings by $0.59 per common share, and (iii) the asset impairment reserve further eroded earnings by $0.33 per common share. Notwithstanding the drop in earnings per common share, the Company’s book value per common share increased from $41.05 in 2001 to $43.27 in 2002.

Results of Operations—2001 compared to 2000

During 2001, the Company sold 31 homes and one lot for $4,855,000 as compared to 42 homes and one lot in 2000 for $6,243,000. The Company was actively engaged in the construction and sales of homes at Yorkshire Knolls and the sale of lots at the St. Mary’s County subdivision.

Rental income from apartments in 2001 was $2,728,000, a 3.1% increase from $2,646,000 in 2000. There were 294 units in both 2001 and 2000 with an annual occupancy of 98% and 97.6%, respectively. Average monthly rental income from apartments was $790 and $768, respectively. Rental expenses of $1,711,000 increased in 2001 by 2.0% compared to $1,678,000 in 2000.

Rental income from commercial properties in 2001 was $32,358,000, an increase of 50.6% from $21,487,000 in 2000. 2002 total commercial square footage was 1,901,699. Average occupancy for 2001 was 99%, with an average annual rental of $19.37 per square foot. This compares with a 99% occupancy rate and an average annual rental of $20.49 per square foot for 2000. The decrease in average annual rental per square foot in 2001 is due to the lower rents achievable for the 464,130 square feet of warehouse and flex space in the Washington Business Park. The GSA lease in the Waterfront Complex and related construction revenue contributed 44% and 28% of the Company’s total revenues in 2001 and 2000, respectively.

The increase in rental income and rental expenses reflects the July 2000 distribution to the Company by TCE of 49.567966% of its interest in the Waterfront Complex, the assignment to the Company of the remaining leasehold interest by TCE and the assignment of SEW’s leasehold interest in the Waterfront Complex. The Company immediately consolidated the leasehold interests in the Waterfront Complex and formed a new single entity, BRW. Effective with the distribution of interests, the Company initiated consolidated reporting of operations. To facilitate the redevelopment, restructuring and possible refinancing of the Waterfront Complex, BRW assigned the leasehold interests to WALLC. The Company was the sole managing member of WALLC through September 30, 2002.

Commercial rental income for 2001 and 2000 also included (i) rental income from the Lakeview Nursing Home of $609,000 in 2001 and $596,000 in 2000, and (ii) revenues from convenience store properties of $181,000 in 2001 and $179,000 in 2000.

Hotel revenues for 2001 were $7,711,000 compared to $7,799,000 for 2000. Net income from hotel operations was $2,126,000 for 2001 compared to $2,338,000 for 2000. Revenues in the hospitality industry decreased as a result of the tragic events of September 11, 2001. The Holiday Inn Express revenues decreased .7% in 2001 over 2000. Net income from operations was $432,000 in 2001 compared to $497,000 in 2000. Average occupancy was 62.6% and 65%, respectively. The Colonnade revenues decreased 1.4% to $5,117,000 in 2001 from $5,187,000 in 2000. Net income from Colonnade operations was $1,694,000 in 2001 and $1,841,000 in 2000. Average occupancy was 68.5% and 71%, respectively.

Interest income increased from $2,479,000 in 2000 to $2,678,000 in 2001. Interest consists primarily of earnings on the short-term investments of cash and cash equivalents. The $199,000 increase in income over 2000 resulted from increased amounts of funds available for short-term investment.

Interest expense increased from $875,000 in 2000 to $2,000,000 in 2001 as a result of deed of trust loans placed on the Holiday Inn Express in June 2001, the Colonnade in August 2001, and the purchase of Washington Business Park in November 2001.

The Company’s effective tax rate was 21.3% in 2001 and 29.0% in 2000. The reductions resulted from the following: (1) income earned from tax exempt municipal bonds of $1,729,000 in 2001 and $1,421,419 in 2000, and (2) that the Company is only obligated to pay tax on its percentage ownership in joint ventures; although for generally accepted accounting principle purposes, the total income of these joint ventures is included in revenues before intercompany elimination.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated during 2002 were sufficient to meet all of the Company’s obligations and to fund working capital requirements. We believe our cash and cash equivalents and short-term investments are currently sufficient to meet our cash requirements in 2003. However, we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities

Net cash provided by operating activities was $8,901,000 for fiscal 2002. This primarily resulted from profit generated from continuing operations of $10,522,000, $7,990,000 of distributions to minority partners, and changes in other operating assets and liabilities of $2,660,000, offset by a reduction in working capital requirements of $3,709,000. The reduction in working capital requirements primarily resulted from the construction and sales process completion at the Company’s two residential subdivisions. With the exception of one home remaining at Yorkshire Knolls, all homes and lots have been sold. The one remaining lot at Yorkshire Knolls was sold and conveyed in January 2003.

Net cash provided by operating activities was $23,315,000 for fiscal 2001. This primarily resulted from profit generated from continuing operations of $14,238,000 and changes in other operating assets and liabilities of $9,801,000. Working capital requirements associated with the homebuilding business required $724,000 as the Company constructed its inventory of homes for sale.

Investing Activities

During 2002, the Company used cash generated from operating activities combined with distributions from joint ventures and the proceeds from new deed of trust notes to invest $9,589,000 in three joint ventures (Congressional South, 1925 K Street, and the Madison Building), net of distributions received, to purchase $16,758,000 of additional municipal bonds, and to acquire property and equipment for $11,533,000. Investing activities resulted in net cash used of $37,540,000 in 2002 as compared to $74,344,000 in 2001.

During 2001, the Company used $74,344,000 to invest $17,542,000 in investments in municipal bonds and the balance in real estate purchases, less proceeds of $2,070,000 related to investment in joint ventures. The Company’s investment in real estate properties consisted of the $55,000,000 acquisition of the Washington Business Park. An unaffiliated third party executed a $4,000,000 promissory note to the Company bearing interest at 18% per annum.

Excess cash flow generated from operating activities, from the proceeds of new deed of trust notes, and from distributions from joint ventures and partnerships is temporarily invested in short-term investments, typically municipal bonds. At December 31, 2002, the Company had $75,835,000 of such investments. This compares with the prior year-end investment balance of $59,077,000. However, interest income declined in 2002 to $1,425,000 compared to 2001 interest income of $1,986,000. The yields earned on the investment portfolio are indicative of the same low interest rate climate that has allowed the Company to place deed of trust notes at historically low interest rates.

For 2003, the Company plans to pursue additional investment opportunities, either in joint ventures and partnerships or in direct ownership of real estate based assets, as they become available. The Company’s previous investments continue to meet or exceed expectations. During 2002, the Company earned $1,607,000, or 10.2% of its pre-tax income, in income from its investments in joint ventures and partnerships including income from land sales at the Washington Business Park. Additionally, the Company earned $891,000 in interest income from loans made to an unaffiliated third party. Of the outstanding loans to unaffiliated third parties $3,000,000 of outstanding principal was repaid in 2002 and $2,500,000 plus accrued interest was converted to an equity investment in Congressional South L.P. A $4,000,000 loan bearing interest at an annual rate of 18% remains outstanding.

We have entered into an agreement of sale for the Company’s Lakeview Nursing Home for a purchase price of $6,300,000, with $2,000,000 of that amount contributed as a charitable donation to the purchaser. The sale of this property, or any property, represents a departure from our normal course of business. However, given the financial and business circumstances of the tenant, the short-term nature of the lease, the special purpose functionality of the property, and the unique opportunity presented, management has decided to deviate from its normal business practices and consummate this transaction. At present, the purchase contract has been executed and the buyer has entered the conditional study period. We anticipate completing this transaction in second quarter of 2003. Proceeds from this sale with be used for investing activities in new ventures, new real estate properties, or in municipal bonds.

Financing Activities

With interest rates at historical lows during the past two years, the Company used the favorable interest rate climate to finance new and existing projects, finance existing projects, and to refinance existing loans at lower rates. In 2002, the Company placed $44,410,000 in new deed of trust notes. Offsetting these financing activities were deferred charges of $5,022,000. Additionally, the Company repaid $7,775,000 of notes payable to two affiliated partnerships and made principal payments totaling $645,000.

During 2001, cash flow from financing activities of $48,223,000 was provided by the proceeds of $59,100,000 of deeds of trust notes offset by deferred charges of $4,900,000. Proceeds from financing activities were used for investments in municipal bonds, joint ventures, and real estate properties.

Loan Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. The Company’s partner in 1925 K Street, LLC has also guaranteed a portion, $766,405, of the loan. Riggs Bank has also placed two covenants on the loan (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) the ratio of net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default that must be cured within 30 days.

In connection with the Company’s $40,000,000 loan from CIBC for the Washington Business Park, the Company has executed a lease on 9,200 square feet of space at 5001 Forbes Boulevard for a term of 72 months. The annual rental expense associated with this lease is $55,200. The Company may terminate this lease when a replacement tenant has been found for the space or for any other available space in the building, providing the lease is for 9,200 square feet or greater and the square foot lease is at least $6.00 per square foot.

The Company has deposited with Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the bank. The $2,000,000 represents additional collateral available to the lender on this non-recourse loan should the Company default.

Contractual Cash Obligations

The Company is obligated to pay certain long-term contractual obligations over a specified period of time. Included in those obligations are monies owed to lenders under long-term mortgages (see above caption), residential tenants for apartment security deposits, commercial tenants for security deposits, and under the operating lease for the Company’s executive offices.

The table below sets forth the scheduled repayment obligations.

December 31, 2002	(In thousands)
	2003	2004	2005	2006	2007	Beyond
Mortgages payable	$1,037	$1,096	$1,199	$1,290	$1,388	$94,576
Refundable tenant security deposits	147	99	122	116	60	269
Operating lease	215	248	247	193	190	351

Total Contractual Cash Obligations	$1,399	$1,443	$1,568	$1,599	$1,638	$95,196

Future Capital Requirements

Several current factors bode well for the Company’s immediate future:

•	Mortgage interest rates remain at historical low rates.

•	2003 projections of cash flow from operations indicate that current obligations and working capital needs can be met.

•	Availability of the $75,835,000 of investments at year end December 31, 2002.

The Company’s immediate challenge in 2003 is the replacement of $23,200,000 in revenues and $6,000,000 in pre-tax profits resulting from the expiration of the GSA lease at the Waterfront Complex. Waterfront Associates, LLC (“WALLC”), the joint venture entity formed in October 2002 to redevelop the Waterfront Complex, is active in the preliminary planning phase of redevelopment and is pursuing the first tenant. To mitigate the revenue and pre-tax income losses, the Company will aggressively seek return opportunities that meet its investment criteria. These may be joint ventures and partnership investments or real estate property acquisitions, across its various business segments. At present, the Company is in the contract negotiation and pre-development planning process for development projects at Sudley North and Washington Business Park. The projects include an approximately 189,000 square foot, three building office complex, a retail shopping center, and a standalone drug store. While it has not yet been determined if equity will be required for any or all of these development projects, it may be necessary for the Company to invest equity.

Unanticipated funding requirements could surface during 2003 or in the immediately ensuing years. It is imperative that the Company not lose sight of possible demands on its liquidity. Those demands could surface from any number of possible causes including:

•	Possible funding requirements for the redevelopment of the Waterfront Complex;

•	Redevelopment funds for the likely repositioning of the 1925 K Street asset;

•	Capital improvements or repair and maintenance costs beyond those allocated in the 2003 cash flow projections; and

•	Unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental affect on the cash flow generated from operations. A material default could lead to a requirement for funding of working capital.

Overall, the strength of the Company’s liquidity bodes well for the future. With a $75,835,000 investment portfolio of short-term investments, the Company is ideally positioned to quickly respond to real estate investment or acquisition opportunities.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations in its scope to be accounted for using the purchase method. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and addresses how intangible assets that are acquired should be accounted for upon their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 applies to all fiscal years beginning after December 15, 2001.

In January 2003, the AICPA issued additional guidance relating to the application of SFAS Nos. 141 and 142 to real estate acquisitions. The AICPA guidance clarifies the requirement to allocate the purchase price of real estate acquisitions to land, building, and acquired leases. The acquired leases are valued relative to their market value; acquired leases with above-market terms result in the recognition of an intangible asset, while acquired leases with below-market terms result in the recognition of an intangible liability.

Management has applied SFAS Nos. 141 and 142 to its acquisitions of Washington Business Park and Sarnia, as well as to 1925 K Street, which was acquired via a joint venture. The application of SFAS Nos. 141 and 142 to Washington Business Park and Sarnia has resulted in the recognition of intangible lease assets of $3,729,000 and $828,000, respectively. The intangible assets are due to the acquisition of in-place leases with above-market terms. 1925 K Street Associates LLC has established a lease liability in the amount of $4,134,000, which results from the acquisition of in-place leases with below-market terms. The lease intangibles will be amortized over the remaining lives of the acquired leases; the amortization of the 1925 K Street leases is a component of the equity income recognized by the Company on its investment in the joint venture.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 harmonizes the accounting for impaired assets and resolves some of the implementation issues that arose from SFAS No. 121. Although it retains SFAS 121’s basic provisions for presenting discontinued operations in the income statement, it broadens the scope to include a component of an entity rather than a segment of a business.

In April 2002, the FASB issued FASB Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment for an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guaranty, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. However, disclosure requirements about guarantees required under FIN 45 have been made as required.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its consolidated financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003.

It em 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in interest rates. The Company’s market risk arises from interest rate risk inherent in its investment assets and its variable rate debt. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. The Company does not believe that it has any material exposures to adverse changes in interest rates associated with its investment assets. The Company invests in investment grade state and local government issues with short-term maturities and fixed rates of return. The short-term nature of the investments provides opportunities for reinvestment at higher interest rates, as those rates increase.

The Company has placed ten-year, fixed rate mortgages of $41,510,000 in 2002, $54,100,000 in 2001, and $5,750,000 in 2000. These financings represent 100% of the Company’s mortgage payables. Due to the long-term and fixed rate nature of these financings, the Company has no cash flow exposure to changes in interest rates until the loans are refinanced beginning in January 2011.

Based upon requirements for assessing the market value of debt instruments, the Company estimates the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at December 31, 2002, the carrying amount of the Company’s total fixed-rate debt was $100,586,000 compared to an estimated fair value of $105,587,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $116,151,000.

Increases in interest rates would have an adverse affect on the cash flow and income generated by two joint ventures in which the Company holds significant interests. The WBP Undeveloped Land, LLC, and the 1925 K Street, LLC, are encumbered by variable interest rate debt. Increases in the 30-day LIBOR rate or in the Prime Rate of Interest would increase the effective rate of interest associated with the aggregate debt of approximately $26,000,000. Further, the Company’s return on its investment in Clarksburg Ridge could be adversely affected by an increase in the interest rate charged on its variable rate development loan. Currently, the outstanding balance on the Clarksburg Ridge loan is $4,200,000.

Item 8.    Financial Statements and Supplementary Data

The financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

It em 9.    Disagreements on Accounting and Financial Disclosure

On June 27, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (Arthur Andersen) as our independent auditors and appointed Ernst & Young LLP (Ernst & Young) to serve as the Company’s independent auditors for the fiscal year ending on December 31, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000 and through the date of dismissal there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such periods; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of 2000 and 2001 and through the date of their appointment, the Company did not consult Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Since the date of their appointment, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for the fiscal years ended December 31, 2002, 2001 and 2000; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

PAR T III

Ite m 10.    Directors and Executive Officers of the Company

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

Item 11.    Executive Compensation

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year, except for the information contained under such definitive proxy statement under the captions “Board Compensation Committee Report on Executive Compensation” and “Performance Graph.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

Item 14.    Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, the evaluation date (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in the Company’s reports filed or submitted under the Exchange Act of 1934 (the “Exchange Act”). Since the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART IV

I tem 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.    FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to the Consolidated Financial Statements

Schedule III – Real estate and accumulated depreciation as of December 31, 2002 and 2001

Schedule IV – Mortgage loans on real estate for the years ended December 31, 2002, 2001, and 2000

Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

B .    Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (1)

3.2	Amended and Restated By-laws of Registrant. (2)

3.3	First Amendment to Amended and Restated Bylaws of Registrant.

3.4	Second Amendment to Amended and Restated Bylaws of Registrant. (3)

9.1

Second Amended and Restated Shareholders Agreement, dated as of February 21, 2003, by and among Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, husband and wife as joint tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (4)

16.1	Letter from Arthur Andersen LLP to the SEC dated June 27, 2002 regarding the change in certifying accountants. (5)

21	Subsidiaries of the Registrant.

99.1

Certification dated March 28 , 2003 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Sidney M. Bresler, Chief Executive Officer, Chief Operating Officer and Assistant Secretary, and William J. Donovan, Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3A of Registrant’s Quarterly Report on Form 10Q for the second quarter of 1991, dated August 14, 1991, filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for 2001, dated April 1, 2002, filed with the SEC.

(3)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated February 26, 2003, filed with the SEC.

(4)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 26, 2003, filed with the SEC.

(5)	Incorporated by reference to Exhibit 16 to Registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the SEC.

C.    Reports on Form 8-K

The Company filed one report on Form 8-K during the fourth quarter of 2002.

On October 10, 2002, the Company filed a Report on Form 8-K for the purpose of announcing that it had formed a joint venture with K/FCE Management, LLC to redevelop the Waterfront Complex located in the southwest section of Washington, DC.

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to: Mr. William Oshinsky, Treasurer, Bresler & Reiner, Inc., 11140 Rockville Pike, Suite 620, Rockville, MD 20852. Mr. Oshinsky will advise shareholders of the fee for any exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler Chief Executive Officer

By:	/s/ WILLIAM J. DONOVAN
William J. Donovan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2003.

/s/ SIDNEY M. BRESLER Sidney M. Bresler	Chief Executive Officer

/s/ WILLIAM J. DONOVAN William J. Donovan	Chief Financial Officer (Principal Financial & Accounting Officer

/s/ BENJAMIN C. AUGER Benjamin C. Auger	Director

/s/ CHARLES S. BRESLER Charles S. Bresler	Director

/s/ GARY F. BULMASH Gary F. Bulmash	Director

/s/ RALPH S. CHILDS, JR. Ralph S. Childs, Jr.	Director

/s/ MICHAEL W. MALAFRONTE Michael W. Malafronte	Director

/s/ BURTON J. REINER Burton J. Reiner	Director

/s/ RANDALL L. REINER Randall L. Reiner	Director

CERTIFICATIONS

I, Sidney M. Bresler, Chief Executive Officer of Bresler & Reiner, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Bresler & Reiner, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Bresler & Reiner, Inc. as of, and for, the periods presented in this annual report.

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer	March 31, 2003 Date

CERTIFICATIONS

I, William J. Donovan, Chief Financial Officer of Bresler & Reiner, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Bresler & Reiner, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Bresler & Reiner, Inc. as of, and for, the periods presented in this annual report.

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William J. Donovan William J. Donovan Chief Financial Officer	March 31, 2003 Date

Bresler & Reiner, Inc.

Financial Statements

Years ended December 31, 2002 and 2001

Report of Independent Auditors

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheet of Bresler & Reiner, Inc. (a Delaware corporation, the Company) as of December 31, 2002 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. We have also audited the related financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The consolidated financial statements of Bresler & Reiner, Inc. as and for the years ended December 31, 2001 and for each of the two years in the period then ended, were audited by other auditors, who have ceased operations and whose report dated March 22, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bresler & Reiner, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 26, 2003

Report of independent public accountants

To the Shareholders of

Bresler & Reiner, Inc.:

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Vienna, Virginia

March 22, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing of our Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See Exhibit 16(a) for further discussion.

Bresler & Reiner, Inc.

Consolidated Balance Sheets

As of December 31, 2002 and 2001

	2002	2001
Assets
Real Estate:
Rental property and equipment	$123,576,000	$157,990,000
Construction in process	—	3,232,000
Homes held for sale	121,000	598,000
Land held for investment	2,982,000	14,145,000

Real estate, at cost	126,679,000	175,965,000
Less: accumulated depreciation	(26,964,000)	(60,834,000)

Total real estate, net	99,715,000	115,131,000
Receivables:
Mortgage and notes, affiliates	2,433,000	2,577,000
Mortgage and notes, other	4,222,000	4,391,000
Other	3,135,000	5,072,000
Due to affiliates	180,000	—
Income taxes receivable	1,096,000	—

Cash & cash equivalents	5,445,000	3,129,000
Cash deposits held in escrow	3,135,000	4,481,000
Investments	75,835,000	59,077,000
Investment in and advances to joint ventures and partnerships	36,649,000	3,295,000
Deferred charges and other assets, net	11,647,000	6,625,000

Total assets	$243,492,000	$203,778,000

The accompanying notes are an integral part of these consolidated financial statements.

Bresler & Reiner, Inc.

Consolidated Balance Sheets

As of December 31, 2002 and 2001

	2002	2001
Liabilities and Shareholders' Equity
Real estate loans payable	$100,586,000	$64,721,000
Notes payable	—	7,775,000
Accounts payable, trade	757,000	694,000
Accrued expenses	4,812,000	2,823,000
Deposits	812,000	1,221,000
Deferred income	2,000	7,000
Deferred income taxes payable	4,681,000	2,837,000
Current income taxes payable	—	346,000
Due to affiliates	—	21,000

Total liabilities	111,650,000	80,445,000

Minority interest	13,328,000	10,892,000

Shareholders' Equity:
Common stock, $0.01 par value; 4,000,000 authorized; 2,893,653 shares issued; 2,738,606 and 2,738,906 shares outstanding as of December 31, 2002 and 2001, respectively	28,000	28,000
Capital in excess of par	7,565,000	7,565,000
Retained earnings	112,738,000	106,652,000
Treasury stock (101,047 and 100,747 shares as of December 31, 2002 and 2001, respectively	(1,817,000)	(1,804,000)

Total shareholders' equity	118,514,000	112,441,000

Total liabilities and shareholders's equity	$243,492,000	$203,778,000

The accompanying notes are an integral part of these consolidated financial statements.

Bresler & Reiner, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues
Homebuilding and lots	$7,986,000	$4,855,000	$6,243,000
Other construction, net	190,000	110,000	466,000
Rentals—apartments	2,804,000	2,728,000	2,646,000
Rentals—commercial	35,083,000	32,358,000	21,487,000
Hotel revenues	7,571,000	7,711,000	7,799,000
Management fees, affiliates	527,000	419,000	659,000
Leasing fees, affiliates	171,000	389,000	390,000
Interest:
Affiliates	330,000	352,000	441,000
Other	2,408,000	2,678,000	2,479,000
Gain on sale of realty interests	330,000	109,000	959,000
Equipment leasing and vending	17,000	22,000	27,000
Income from equity investments	1,607,000	130,000	635,000
Other	359,000	187,000	77,000

	59,383,000	52,048,000	44,308,000

Costs and Expenses
Cost of homebuilding and lots	$7,159,000	$4,701,000	$5,821,000
Rental expense—apartments	1,889,000	1,711,000	1,678,000
Rental expense—commercial	15,273,000	13,352,000	8,805,000
Hotel expenses	5,585,000	5,585,000	5,461,000
Land development expense	100,000	101,000	107,000
General and administrative expense	3,497,000	2,172,000	2,058,000
Interest expense	7,078,000	2,000,000	875,000
Equipment leasing and vending	19,000	22,000	25,000
Asbestos removal expense	1,620,000	—	—
Asset impairment write-down	891,000	—	—
Other	585,000	240,000	503,000

	43,696,000	29,884,000	25,333,000

Net income before income taxes and minority interest	15,687,000	22,164,000	18,975,000

Income taxes	3,179,000	4,723,000	5,511,000

Minority interest	6,422,000	7,225,000	3,306,000

Net income	$6,086,000	$10,216,000	$10,158,000

Earnings per common share	$2.22	$3.73	$3.71

Weighted average number of common shares outstanding	2,738,751	2,738,906	2,739,769

The accompanying notes are an integral part of these consolidated financial statements.

Bresler & Reiner, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2002, 2001, and 2000

		Capital			Total
	Common	in Excess	Retained	Treasury	Shareholders'
	Stock	of Par	Earnings	Stock	Equity

Balance, December 31 1999	$28,000	$7,565,000	$87,475,000	$(1,640,000)	$93,428,000
Net income	—	—	10,158,000	—	10,158,000
Purchase of treasury stock	—	—	—	(164,000)	(164,000)
Assignment of leasehold interest from majority shareholders	—	—	(1,197,000)	—	(1,197,000)

Balance, December 31 2000	28,000	7,565,000	96,436,000	(1,804,000)	102,225,000
Net income	—	—	10,216,000	—	10,216,000

Balance, December 31 2001	28,000	7,565,000	106,652,000	(1,804,000)	112,441,000
Net income	—	—	6,086,000	—	6,086,000
Purchase of treasury stock	—	—	—	(13,000)	(13,000)

Balance, December 31 2002	$28,000	$7,565,000	$112,738,000	$(1,817,000)	$118,514,000

The accompanying notes are an integral part of these consolidated financial statements.

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$6,086,000	$10,216,000	$10,158,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,563,000	4,860,000	3,606,000
Gain on sales of realty interests, net	(330,000)	(109,000)	(959,000)
Income from equity investments	(1,607,000)	(130,000)	(635,000)
Deferred income taxes	(1,081,000)	(599,000)	(312,000)
Asset impairment write-down	891,000	—	—
Changes in other assets and liabilities:
Construction in process	3,232,000	(1,244,000)	2,256,000
Homes held for sale	477,000	520,000	(144,000)
Mortgages and notes receivable	961,000	333,000	1,705,000
Income taxes receivable	(1,096,000)	3,046,000	(1,856,000)
Contributions from/(distributions to) minority partners	(7,990,000)	3,448,000	652,000
Cash deposits held in escrow	1,346,000	1,907,000	(353,000)
Other assets	1,411,000	—	—
Other liabilities	38,000	1,067,000	2,872,000

Net cash provided by operating activities	8,901,000	23,315,000	16,990,000

INVESTING ACTIVITIES
(Investment in) distributions from joint ventures	(9,589,000)	2,070,000	(6,843,000)
Purchase of municipal bonds	(16,758,000)	(17,542,000)	(5,729,000)
Purchase of rental property, equipment and other	(11,533,000)	(44,955,000)	(11,547,000)
Decrease (increase) in land held for development	340,000	(9,917,000)	—
Decrease (increase) in notes receivable	—	(4,000,000)	—

Net cash used in investing activities	(37,540,000)	(74,344,000)	(24,119,000)

FINANCING ACTIVITIES
Proceeds from real estate mortgages	44,410,000	59,100,000	5,750,000
Principal repayment of mortgages and notes	(8,420,000)	(5,977,000)	(110,000)
Increases in deferred charges	(5,022,000)	(4,900,000)	(18,000)
Purchase of treasury stock	(13,000)	—	(164,000)

Net cash provided by financing activities	30,955,000	48,223,000	5,458,000

Net increase (decrease) in cash and cash equivalents	2,316,000	(2,806,000)	(1,671,000)

Cash and cash equivalents at beginning of year	3,129,000	5,935,000	7,606,000

Cash and cash equivalents at end of year	$5,445,000	$3,129,000	$5,935,000

The accompanying notes are an integral part of these consolidated financial statements.

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Supplemental disclosures of cash flow information:
Cash paid during the year for—
Interest (net of amount capitalized)	$7,017,000	$1,953,000	$875,000
Income taxes (current and estimated)	5,974,000	1,836,000	7,557,000

Supplemental disclosures of non-cash activities:
Escrowed cash deposits received	380,000	879,000	540,000
Escrowed cash deposits refunded	789,000	245,000	212,000
Acquisition of rental property, note payable and minority interest		—	14,094,000
Acquisition of Sarnia liabilities and mortgage payable	12,796,000	—	—
Contribution of Waterfront Complex to Waterfront Associates, LLC	18,359,000

The accompanying notes are an integral part of these consolidated financial statements.

BRESLER & REINER, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of significant accounting policies:

Organization and principles of consolidation

Bresler & Reiner, Inc. (together with its subsidiaries, we, us, or the Company) engages in the acquisition, development, ownership, and management of commercial and residential real estate located primarily in the Washington, DC metropolitan area. In addition, we participate in residential land development and hotel management activities, also in the Washington DC area.

The consolidated financial statements of the Company include the accounts of Bresler & Reiner, Inc., its wholly owned subsidiaries, and entities which the Company controls. Entities which the Company does not control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our financial statements.

The critical accounting estimates made by the Company include estimates of useful lives for long-lived assets, estimates of the recoverability of the carrying value of our long-lived assets, estimates of accrued expenses, and estimates of the value assigned to building, land, and leases acquired through real estate acquisitions.

In general, long-lived assets are stated at cost less accumulated depreciation. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives on a straight-line basis. The actual useful life of an asset could differ from our estimate, which may lead to the recognition of losses if assets are disposed of or retired early.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we make regular assessments as to the recoverability of our long-lived assets. These assessments require the use of judgment to estimate the expected future undiscounted cash flows generated by an asset, as well as to estimate the fair market value of an asset if it is deemed to be impaired. In the event that actual cash flows and actual fair market value differ from our estimates, there may be a significant impact on our financial results.

Financial statements prepared in accordance with generally accepted accounting principles require the use of the accrual method of accounting. As such, management is required to apply judgment in estimating the accrued expenses that are reflected in our consolidated financial statements and actual expenditures may differ from those accruals.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The application of SFAS Nos. 141 and 142 to real estate acquisitions requires the purchaser to allocate the purchase price of the acquisition to acquired leases in addition to land and building. In order to determine the value to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, and (3) applying an estimated risk-adjusted discount rate to the existing tenants. As a result of the significant judgment required in the application of SFAS Nos. 141 and 142, the actual value of leases acquired could differ from the value presented in our financial statements. Additionally, real estate acquisitions require the allocation of the purchase price to buildings and land as well as to acquired leases. Our purchase price allocations are based on our estimated fair value of the assets acquired, and the actual values of the assets may differ from our estimates.

Revenue recognition

The Company accounts for revenue from sales of homes and sales of real property in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” Rental, construction, and management service fees are generally recognized when earned. Leasing fees are recognized as earned over the life of the lease.

We are both the lessor and lessee of property under long-term operating leases, many of which include provisions for scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial terms of the leases in accordance with SFAS No. 13, “Accounting for Leases.”

Rental property and equipment

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value.

During 2002, the Company identified impairment indicators for certain long-lived assets resulting in charges of approximately $891,000 based upon internal management projections. Of the total, $694,000 represents an impairment charge against our investment in Tech-High Leasing Company, a joint venture in which we own a 50% interest. Tech-High holds an investment in a partnership that owns an office building in Dallas, Texas. The balance of the impairment charge relates to vacant Circle K stores owned by the Company, on which we do not expect to recover our carrying value in the foreseeable future.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction in process

When construction commences, costs are transferred to construction in process where they are accumulated by project. Project costs included in construction in process include property taxes, materials and labor. These costs are charged to costs of homes sold on a pro rata basis as homes are sold, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The Company generally finances its home building operations from internal cash flow, and we review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations.

Investments

As of December 31, 2002 and 2001, all investment securities, consisting primarily of municipal bonds, are classified as held-to-maturity and are therefore reported at amortized cost. The fair value of these instruments approximates carrying value at year-end. There were no unrealized holding gains or losses and all the instruments mature within one year. There were no sales of investment securities during 2002 or 2001. The fair value of our investments is disclosed in footnote number 18 below.

Investments in and advances to joint ventures and partnerships

We consolidate entities that we control due to holding a majority voting interest, and we account for investments in non-consolidated joint ventures using the equity method of accounting. We account for certain investments in joint ventures where we own greater than 50% of the entity under the equity method of accounting when the other partners have significant approval rights that result in the Company not controlling the underlying assets and operations of the venture. Where we consolidate entities that are not wholly owned by the Company, we report the minority shareholders’ interest in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date. Minority interest expense in the income statement represents the minority owners’ share of the current year income or loss of the consolidated joint venture or partnership.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

Cash deposits held in escrow

Cash deposits held in escrow include deposits held in escrow for tenants, deposits on homes held for sale, and the net of rental receipts and expenses held by our management companies.

Income taxes

SFAS No. 109, “Accounting for Income Taxes,” is applied in calculating our provision for income taxes. As prescribed therein, the provision for income tax is based on both current and deferred taxes. Current taxes represent the estimated taxes payable or refundable in the current year, and deferred taxes represent estimated future tax effects attributable to temporary differences and loss carryforwards. Nontaxable income, such as interest on state and municipal securities, is excluded from the provision calculation.

Deferred income taxes result principally from temporary differences related to the timing of (1) the recognition of real estate sales, lease income, interest expense, and real estate taxes during development and (2) depreciation for tax and financial reporting purposes.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred charges and other assets

Amounts include prepaid assets and fees incurred in connection with obtaining financing for our residential and commercial properties. These fees are deferred and amortized as a part of interest expense over the term of the related debt instrument. Also included in other assets are intangible lease assets in the amount of $3,459,000, which represents the value assigned to acquired leases from the Washington Business Park and Sarnia acquisitions, net of accumulated amortization of $1,098,000. The lease intangibles are amortized on a straight-line basis over the lives of the acquired leases. Finally, escrow balances funded in accordance with lender requirements are also reported as other assets. The latter includes escrows for real estate taxes, insurance, and replacement reserves.

Earnings per share

The Company has no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each year (2,738,751 shares in 2002, 2,738,906 shares in 2001, and 2,739,769 shares in 2000).

Comprehensive income

Except for net income, the Company does not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations in its scope to be accounted for using the purchase method. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and addresses how intangible assets that are acquired should be accounted for upon their acquisition. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 applies to all fiscal years beginning after December 15, 2001.

In January 2003, the AICPA issued additional guidance relating to the application of SFAS Nos. 141 and 142 to real estate acquisitions. The AICPA guidance clarifies the requirement to allocate the purchase price of real estate acquisitions to land, building, and acquired leases. The acquired leases are valued relative to their market value; acquired leases with above-market terms result in the recognition of an intangible asset, while acquired leases with below-market terms result in the recognition of an intangible liability.

Management has applied SFAS Nos. 141 and 142 to its acquisitions of Washington Business Park and Sarnia. The application of SFAS Nos. 141 and 142 to Washington Business Park and Sarnia has resulted in the recognition of intangible lease assets of $3,729,000 and $828,000, respectively. The intangible assets are due to the acquisition of in-place leases with above-market terms. The lease intangibles will be amortized over the remaining lives of the acquired leases; the amortization expense is reflected as a reduction of commercial rental revenues in our 2002 consolidated statement of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 harmonizes the accounting for impaired assets and resolves some of the implementation issues that arose from SFAS No. 121. Although SFAS No. 144 retains the basic provisions for presenting discontinued operations in the income statement, it broadens the scope to include a component of an entity rather than a segment of a business.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment for an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s accounting for guarantees issued prior to January 1, 2003 is not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45; however, the disclosure requirements under FIN 45, which are effective in 2002, are included in these footnotes for guarantees that existed at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003.

If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. As described below in footnote number 11, the Company is an investor in several joint ventures or partnerships, which are accounted for under the equity method. We are currently reviewing the application of FIN 46 to these investments in order to determine whether we are required to consolidate any of the joint ventures into our financial statements. Footnote number 11 provides summary financial statements of all of our equity investments that may be subject to consolidation under FIN 46.

2.    Significant acquisitions

During 2001 and 2002 the Company entered into several material transactions, which are described below.

Washington Business Park On November 25, 2001, we formed a joint venture with an unrelated third party for the purchase of two office buildings, seven flex and warehouse buildings, and 79 acres of undeveloped land located in the Washington Business Park in Lanham, Maryland. The aggregate purchase price for the nine buildings and the undeveloped land was $55,000,000. Bresler & Reiner, Inc. is the equity owner of each of the nine buildings, while our joint venture partner holds a 20% beneficial interest in the buildings. Our partner has the right, subject to certain conditions, to acquire an additional 30% ownership interest in the nine buildings. We consolidate the results of the Washington Business Park buildings in our financial statements and recognize a minority interest for our partner’s share of the income of this investment.

Our partner in the acquisition holds a 20% interest in the undeveloped land with the right to acquire an additional 30% interest, subject to certain conditions. Our partner has provided a guaranty on the financing for the undeveloped land and also manages the day to day operations of the joint venture that owns the undeveloped land. In addition, our partner has significant approval rights. As a result, we account for our investment under the equity method.

Waterfront Associates During 2001, a subsidiary of the Company entered into an agreement with a joint venture between the Washington, DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc. (“K/FCE”). Pursuant to this agreement, K/FCE conducted physical and economic studies and proposed a redevelopment plan for the Waterfront Complex, a shopping-office center located in Washington, DC and owned 54% by the Company.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the expiration of the General Services Administration lease in September 2002, we formed a joint venture with K/FCE to redevelop and reposition the Waterfront Complex. The joint venture is called Waterfront Associates LLC (“WALLC”). On October 1, 2002, we contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE, as the managing member of WALLC, K/FCE has sole responsibility for the management, control, and operation of the LLC, as well as for the formulation and execution of its business and investment policy. Because we no longer have control of the Waterfront Complex, we account for our investment in WALLC under the equity method.

Sarnia    We acquired 100% of Sarnia Corporation on January 31, 2002. Sarnia’s principal assets are two office buildings in Springfield, Virginia. The purchase price was $20,000,000 less certain liabilities.

1925 K Street    In June 2002, the Company entered into a joint venture with an unrelated third party, which acquired an office building located at 1925 K Street in Northwest Washington, DC’s central business district. We invested approximately $6,800,000 for an 85% non-controlling interest in this joint venture. Because of the significant approval rights and day-to-day control of the other partner of 1925 K Street, we account for it under the equity method.

Madison Building    In July 2002, we entered into a joint venture with several unrelated third parties which acquired, on August 20, 2002, an office building in McLean, Virginia known as the Madison Building. The Company invested approximately $2,200,000 for a 24.875% non-controlling interest in this joint venture. Because we do not control the Madison Building, we account for this investment under the equity method.

Congressional South    In December 2002, the Company contributed approximately $2,800,000 in exchange for a 25% interest in an existing partnership called Congressional South Associates LLC. Congressional South owns a shopping center and a parcel of adjacent ground in Rockville, Maryland. We account for our non-controlling interest in this joint venture under the equity method.

The following unaudited pro-forma statements reflect the Company’s results of operations as if the Washington Business Park acquisition had occurred on the first day of 2001:

Unaudited 12 months ended
December 31, 2001
Revenue	$57,947,000
Net income	10,817,000
Earnings per share	3.95

The following unaudited pro-forma statements reflect the Company’s results of operations as if the Sarnia, 1925 K Street, Madison Building, and Congressional South acquisitions had occurred on the first day of 2002 and 2001:

	Unaudited 12 months ended	Unaudited 12 months ended
	December 31, 2002	December 31, 2001
Revenue	$62,563,000	$55,938,000
Net income	6,080,000	10,920,000
Earnings per share	2.22	3.99

F-15

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Rental property and equipment, net

	2002	2001
Land	$15,387,000	$4,027,000
Buildings and improvements	103,285,000	147,478,000
Equipment	4,904,000	6,485,000

	123,576,000	157,990,000
Less—Accumulated Depreciation	(26,964,000)	(60,834,000)

	$96,612,000	$97,156,000

Buildings and improvements and equipment are depreciated over the useful lives of the related assets, ranging from 5 to 40 years and 3 to 12 years, respectively. Depreciation expense recognized during 2002 and 2001 was 5,465,000 and 4,860,000, respectively.

4.    Land held for investment

Land held for investment is recorded at the lower of cost or estimated fair value less cost to sell.

5.    Homes held for sale:

Homes held for sale represent homes that have been substantially completed for over one year and are held for sale on the open market. These homes are recorded at the lower of cost or estimated fair value less cost to sell.

6.    Gain on sales of realty interests, net:

These amounts represent the recognition of gains recognized from prior year’s sales recorded using the installment method. The amounts recognized are $330,000, $109,000, and $959,000 in 2002, 2001, and 2000, respectively.

7.    Other construction, net:

The Company engages in certain construction activities for the benefit of its tenants. Revenues and costs related to these activities are as follows:

	2002	2001	2000
Other construction revenues	$940,000	$1,146,000	1,730,000
Other construction costs	750,000	1,036,000	1,264,000

Other construction, net	$190,000	$110,000	$466,000

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Notes payable and real estate loans payable

	2002	2001	Maturities for debt outstanding as of December 31, 2002
Real estate loan payable, 7.47% collateralized by rental properties	$17,915,000	$—	2012
Real estate loan payable, 6.18% collateralized by rental properties	18,500,000	—	2012
Real estate loan payable, 7.63% collateralized by rental properties	39,684,000	39,970,000	2031
Real estate loan payable, 7.70% collateralized by rental properties	5,649,000	5,703,000	2010
Real estate loan payable, 6.74% collateralized by rental properties	4,976,000	—	2012
Real estate loan payable, 5.50% collateralized by rental properties	—	5,000,000	2004
Real estate loan payable, 7.45% collateralized by hotel property	10,128,000	10,266,000	2011
Real estate loan payable, 7.875% collateralized by hotel property	3,734,000	3,782,000	2011

	$100,586,000	$64,721,000

All of the above interest rates are fixed and relate to the 2002 balances. Substantially all of the Company’s rental property and equipment are pledged as collateral under these loans.

None of the real estate loans payable are recourse to the Company at December 31, 2002. In addition, as of December 31, 2002, the Company has no recourse obligations and we are in compliance with all debt covenants.

Annual contractual principal payments as of December 31, 2002, are as follows:

Real estate loans payable
2003	$1,037,000
2004	1,096,000
2005	1,199,000
2006	1,290,000
2007	1,388,000
2008 and thereafter	94,576,000

Total	$100,586,000

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Mortgages and notes receivable, affiliates

	2002	2001
Mortgages and notes:
Due 2009 (a)	$1,234,000	$1,250,000
Installment sales:
Due 2004 (b)	1,199,000	1,327,000

	$2,433,000	$2,577,000

(a)	Amounts due in monthly installments of $11,200, including interest at 9.5 percent through 2009, with a final payment due in 2009 of approximately $1,074,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. Certain of the Company’s officers and directors own 8 percent of the limited partnership.
(b)	Amounts due are net of deferred gains of $926,000 and $1,024,000 in 2002 and 2001, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5 percent through 2004, with a final payment due in 2004 of approximately $1,735,000 from a limited partnership in which the Company is the sole general partner and has a 1 percent interest. The building is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company’s officers and directors own 8 percent of the limited partnership

10.    Mortgages and notes receivable, other

	2002	2001
Mortgages and notes:
Home sales, 8% to 12.5% due through 2020	$69,000	$72,000
Condominium sales, 8% to 13%, net of deferred gain of $43,000 and $60,000 in 2002 and 2001, respectively	42,000	58,000
Notes receivable:
Other, 8% to 10%, due through 2005	84,000	217,000
Other, 18% due through 2004	4,000,000	4,000,000
Tenant improvements, 10%, due through 2003	27,000	44,000

	$4,222,000	$4,391,000

All mortgages are collateralized by first trusts on houses or residential property.

11.    Investment in and advances to joint ventures and partnerships

The Company accounts for its investments in non-consolidated partnerships and joint ventures in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In instances where we exert significant control over a joint venture or partnership, we consolidate the investment and a minority interest is recognized in the consolidated financial statements of the Company. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners’ share of the income or loss of the consolidated joint venture or partnership. We evaluate control primarily based on the investors’ relative voting rights in the joint venture or partnership. We consolidate our investments in the joint ventures in which the voting rights lie primarily with the Company. In some instances, the Company has a less than controlling interest in the partnership, and therefore accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership on its balance sheet.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company’s investments in material non-consolidated joint ventures and partnerships consisted of:

WBP Undeveloped Land    The following is a summary of the financial position and pre-tax operating results of WBP Undeveloped Land as of December 31, 2002:

12/31/2002
Assets
Cash	$—
Land held for investment	7,240,000
Other assets	1,837,000

Total assets	$9,077,000

Liabilities and partners’ equity
Mortgages and notes	$4,868,000
Other liabilities	14,000

Total liabilities	4,882,000

Partnership equity	4,195,000

Total liabilities and partners’ equity	$9,077,000

Company’s interest in partnership equity	$4,188,000

Twelve months ended
12/31/2002
Operating income	$—
Other income	3,669,000
Operating and other expenses	(1,913,000)
Interest expense	(234,000)
Depreciation expense	—

Net income	$1,522,000

Company’s equity in earnings of non-consolidated joint ventures	$1,218,000

F-19

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1925 K Street    The following is a summary of the financial position and pre-tax operating results of 1925 K Street as of December 31, 2002:

12/31/2002
Assets
Cash	$562,000
Building and equipment, net	27,502,000
Other assets	745,000

Total assets	$28,809,000

Liabilities and partners’ equity
Mortgages and notes	$20,385,000
Other liabilities	570,000

Total liabilities	20,955,000

Partnership equity	7,854,000

Total liabilities and partners’ equity	$28,809,000

Company’s interest in partnership equity	$6,736,000

Twelve months ended
12/31/2002
Operating income	$1,973,000
Other income	127,000
Operating and other expenses	(973,000)
Interest expense	(439,000)
Depreciation expense	(489,000)

Net income	$199,000

Company’s equity in earnings of non-consolidated joint ventures	$169,000

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Madison Building    The following is a summary of the financial position and pre-tax operating results of Madison Building Associates LLC as of December 31, 2002:

12/31/2002
Assets
Cash	$256,000
Building and equipment, net	17,352,000
Other assets	468,000

Total assets	$18,076,000

Liabilities and partners’ equity
Mortgages and notes	$14,562,000
Other liabilities	277,000

Total liabilities	14,839,000

Partnership equity	3,237,000

Total liabilities and partners’ equity	$18,076,000

Company’s interest in partnership equity	$2,105,000

Twelve months ended
12/31/2002
Operating income	$890,000
Other income	—
Operating and other expenses	(276,000)
Interest expense	(340,000)
Depreciation expense	(181,000)

Net income	$93,000

Company’s equity in earnings of non-consolidated joint ventures	$16,000

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Waterfront Associates    The following is a summary of the financial position and pre-tax operating results of Waterfront Associates LLC as of December 31, 2002:

12/31/2002
Assets
Cash	$124,000
Building and equipment, net	18,449,000
Other assets	466,000

Total assets	$19,039,000

Liabilities and partners’ equity
Mortgages and notes	$—
Other liabilities	680,000

Total liabilities	680,000

Partnership equity	18,359,000

Total liabilities and partners’ equity	$19,039,000

Company’s interest in partnership equity	$18,359,000

In addition to the material equity investments discussed above, the Company is also an equity partner in the following non-material joint ventures:

Third Street SW Investors    The Company owns a 1% interest in Third Street SW Investors and is the sole general partner. Third Street SW Investors owns the leasehold interest in a parcel of ground located in Southwest Washington, DC on which there are two apartment buildings known at Town Center Plaza Apartments.

Tech-High Leasing    Tech-High Leasing Company is a general partnership in which the Company owns a 50% non-controlling interest. Tech-High Leasing Company is an investor in a partnership which is the owner of an office building in Dallas, Texas.

Builders Leasing    The Company owns a 20% non-controlling interest in Builders Leasing Company and acts as its managing partner. Builders Leasing Company owns transportation barges and is currently not entering into new equipment leases.

Redwood Commercial    The Company is a 50% non-controlling investor in Redwood Commercial Management LLC. Redwood Commercial currently manages the Company’s Paradise Sudley, Sarnia, Ft. Hill, 7800 Building and Bank buildings. Redwood Commercial also manages real properties for unaffiliated third parties.

Congressional South    In December 2002, the Company contributed approximately $2,800,000 in exchange for a 25% interest in an existing partnership called Congressional South Associates LLC. Congressional South is redeveloping a shopping center and owns a parcel of adjacent ground in Rockville, Maryland.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a combined, condensed summary of the financial position and operating results of these immaterial entities as of the dates presented:

	12/31/2002	12/31/2001
Assets
Cash	$947,000	$129,000
Building and equipment, net	19,432,000	699,000
Other assets	8,539,000	1,053,000
Total assets	$28,918,000	$1,881,000

Liabilities and partners’ equity
Mortgages and notes	$28,312,000	$6,586,000
Other liabilities	24,162,000	1,463,000
Total liabilities	52,474,000	8,049,000

Partnership deficit	$(23,556,000)	$(6,168,000)

Total liabilities and partners’ equity	$28,918,000	$1,881,000

Company’s interest in partnership equity	$3,313,000	$1,203,000

	Twelve months ended
	12/31/2002	12/31/2001
Operating income	$6,528,000	$2,795,000
Other income	100,000	167,000
Operating and other expenses	(3,818,000)	(2,171,000)
Interest expense	(2,691,000)	(435,000)
Depreciation expense	(313,000)	(101,000)
Net income (loss)	$(194,000)	$255,000

Company’s equity in earnings of non-consolidated joint ventures	$155,000	$127,000

12.    Commitments and contingencies

Financial commitments

At December 31, 2002, the Company had approximately $650,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,343,000 to Riggs Bank in connection with the $20,438,000 loan made by Riggs Bank to 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$25,000,000 and a minimum consolidated liquidity of at $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default which must be cured within 30 days.

In connection with the Company’s $40,000,000 loan from CIBC for the Washington Business Park, the Company has executed a lease on 9,200 square feet of space at 5001 Forbes Boulevard for a term of 72 months. The annual rental expense associated with this lease is $55,200. The Company may terminate this lease when a replacement tenant has been found for the space or for any other available space in the building, providing the lease is for 9,200 square feet or greater and the square foot lease is at least $6.00 per square foot.

Litigation

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, financial condition, management, or operation of its properties.

Significant lease

Prior to September 13, 2002, the United States General Services Administration (“GSA”) occupied 1.2 million square feet in the Waterfront Complex, which represents approximately 89.4% of the total space in the Waterfront Complex.

In aggregate, a significant percentage of the Company’s 2002 revenues, including related leasing and management fees and construction income, are from office space leased by the GSA. As such, a significant portion of the Company’s operations have been dependent on the GSA lease.

13.    Reserve for asset impairment

During 2002, we have established reserves for impairment in the amount of $891,000. Of the total, $694,000 represents an impairment charge against our investment in Tech High, a joint venture in which we own a 50% interest. The balance of the impairment charge relates to vacant Circle K stores owned by the Company, on which we do not expect to recover our carrying value in the foreseeable future.

14.    Income taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effects of income taxes that result from the Company’s activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes includes the following components:

	2002	2001	2000
Provision for income taxes
Current tax	$4,260,000	$5,322,000	$5,823,000
Deferred tax	(1,081,000)	(599,000)	(312,000)

Total provision for income taxes	$3,179,000	$4,723,000	$5,511,000

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate follows:

	2002	2001	2000
Statutory rate	34%	34%	34%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	6.30	5.30	6.10
Low-income housing tax benefits	—	—	(2.40)
Interest income from tax-exempt bonds	(3.09)	(7.80)	(7.50)
Minority interest income (a)	(16.38)	(8.80)	(1.60)
Other	(0.53)	(1.40)	0.40

Effective rate	20.3%	21.3%	29.0%

(a)	The Company does not provide a provision for taxes for the minority interest income amount for BRW, Washington Business Park, or Fort Hill. The provision for these amounts is provided individually by the partners who hold the minority interest. As a partnership, the tax liability passes through to the individual partners.

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows:

	Deferred tax liability (asset) as of December 31, 2002	Deferred income tax provision (benefit) for the year ended December 31, 2002	Deferred tax liability (asset) assumed in acquisition of subsidiary	Deferred tax liability (asset) as of December 31, 2001
Basis in property	$2,355,000	$72,000	$2,179,000	$104,000
Investments in partnerships	3,472,000	(89,000)		3,561,000
Lease intangibles	(507,000)	(507,000)		—
Condemnation of property	879,000	44,000	835,000	—
Installment sales	146,000	(15,000)		161,000
Other	(1,664,000)	(586,000)	(89,000)	(989,000)

Total	$4,681,000	$(1,081,000)	$2,925,000	$2,837,000

15.    Operating leases

As a lessee

Through September 30, 2002, the Company was obligated under a land lease, on which the Company owned commercial properties, with the District of Columbia Redevelopment Land Agency, with aggregate annual rental payments of approximately $130,000 plus certain expenses. As a result of the formation of Waterfront Associates LLC and the Company’s contribution of the Waterfront Complex to this joint venture, we are no longer obligated under the land lease.

The Company is obligated under one lease for office space in Washington Business Park. The lease expires in 2008. The Company is also obligated under leases for office and storage space in the Sudley Office Park. The leases expire between 2005 and 2007. Additionally, the Company is obligated under a lease for its new corporate offices in Rockville, Maryland through February 2010.

Rent expense for the years ended 2002, 2001, and 2000 was approximately $97,000, $130,000, $86,000, respectively.

F-25

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although certain leases require the Company to pay real estate taxes, insurance, and certain operating expenses of the properties, the basic rental payment for each lease is used in presenting minimum rentals below.

Minimum rentals to be paid under all noncancelable leases at December 31, 2002, are as follows:

Amount
2003	$215,000
2004	248,000
2005	247,000
2006	193,000
2007	190,000
2008 and thereafter	351,000

Total	$1,444,000

As a lessor

Substantially all noncancelable leases of residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee’s option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows:

Noncancelable
Leases
2003	$14,271,000
2004	12,688,000
2005	9,246,000
2006	6,496,000
2007	4,677,000
2008 and thereafter	6,808,000

Total	$54,186,000

16.    Transactions with affiliates

The Company has business transactions with several affiliates that are owned in part by certain of the Company’s shareholders, officers, and/or directors. These transactions are summarized as follows:

	2002	2001	2000
Revenues:
Leasing fees	$171,000	$389,000	$390,000
Management fees	527,000	419,000	659,000
Interest	330,000	352,000	441,000
Cost and expenses:
Insurance	843,000	898,000	710,000
Interest	164,000	721,000	392,000

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Pension plan

The Company and certain of its subsidiaries have a noncontributory defined benefit pension plan (the “Plan”) covering substantially all full-time employees. The Plan provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation rates for the five years preceding retirement. The Company’s funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of mortgage notes receivable and cash equivalents.

The net periodic pension cost for 2002, 2001, and 2000 are computed as follows:

	2002	2001	2000
Service cost-benefits earned during the year	$268,000	$265,000	$250,000
Interest cost on projected benefit obligation	264,000	271,000	248,000
Return on plan assets	(296,000)	(298,000)	(288,000)
Amortization of unrecognized net obligation	57,000	57,000	57,000

Net periodic pension cost	$293,000	$295,000	$267,000

The following table details the Plan’s net pension (liability) asset as of December 31, 2002 and 2001:

	2002	2001
Actuarial Present Value of Benefit Obligation:
Vested benefits	$3,189,000	$3,439,000
Nonvested benefits	121,000	127,000

Accumulated benefit obligation	3,310,000	3,566,000
Effect of projected future compensation increases	1,513,000	1,427,000

Projected benefit obligation	4,823,000	4,993,000
Plan assets at fair value	4,094,000	4,259,000

Plan assets under projected benefit obligation	(729,000)	(734,000)
Unrecognized net gain	143,000	384,000
Unrecognized net obligation at date of adoption being recognized
over 22 years	397,000	454,000

Net pension (liability) asset (a)	$(189,000)	$104,000

(a) The pension liability of $189,000 has not been funded, as the Plan administrator has determined that funding is not yet necessary.

Interest assumptions used were:

	2002	2001
Preretirement discount rate	6.00%	6.00%
Postretirement discount rate	6.00	6.00
Rate of increase in future compensation	4.25	4.00
Long-term rate of return on plan assets	7.00	7.00

18.    Disclosure about fair value of financial instruments

In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument.

F-27

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	Cash and cash equivalents and cash deposits held in escrow

Cash balances represent demand and short-term deposits with depository institutions as well as short-term liquid investments. The carrying amount is a reasonable estimate of fair value.

•	Investments

The carrying amount approximates fair value because of the short maturity of these instruments.

•	Receivables

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

•	Notes payable and mortgage loans payable

The fair value of notes payable is estimated by discounting the future cash flows based on borrowing rates currently available to the Company for financing on similar terms for borrowers with similar credit ratings. For short-term notes payable, the carrying amount is a reasonable estimate of fair value.

•	Accounts payable, trade

The fair value of accounts payable, trade is the carrying amount payable at the reporting date.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,445,000	$5,445,000	$3,129,000	$3,129,000
Cash deposits held in escrow	3,135,000	3,135,000	4,481,000	4,481,000
Investments	75,835,000	75,835,000	59,077,000	59,077,000
Receivables–
Mortgages and notes, affiliates	2,433,000	2,802,000	2,577,000	3,395,000
Mortgages and notes, other	4,222,000	4,230,000	4,391,000	4,426,000
Other	3,135,000	3,135,000	5,072,000	5,072,000

Other financial liabilities:
Notes payable	—	—	7,775,000	9,263,000
Mortgage loans payable	100,586,000	105,587,000	64,721,000	62,869,000
Accounts payable, trade	757,000	757,000	694,000	694,000

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

19.    Quarterly results of operations (unaudited)

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$16,184,000	$19,178,000	15,710,000	$8,311,000
Net income (loss) before income taxes and minority interest	5,656,000	6,148,000	5,025,000	(1,142,000)
Net income	1,945,000	2,615,000	1,940,000	(414,000)
Basic and fully diluted earnings per share	0.71	0.95	0.71	(0.15)

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$11,799,000	$12,332,000	$13,547,000	$14,370,000
Net income before income taxes and minority interest	5,634,000	5,615,000	5,425,000	5,490,000
Net income	2,247,000	2,441,000	3,151,000	2,377,000
Basic and fully diluted earnings per share	0.82	0.89	1.15	0.87

20.    Segment information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rental, and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects. Commercial Rental focuses on providing office and retail space for various types of tenants, ranging from retail to governmental agencies. Residential Rental focuses on providing housing throughout the Washington, D.C., metropolitan area. Hotel Operations focuses on the ownership of our two hotel properties. Finally, interest and other revenue is composed of various activities. The Company is not involved in any operations in countries other than the United States.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon gross operating income from the combined properties in each segment.

The Company’s reportable segments are a consolidation of related subsidiaries that offer different products. They are managed separately as each segment requires different operating, pricing, and leasing strategies.

	For the years ended December 31
	2002	2001	2000
Revenues:
Home and other construction	$8,176,000	$4,965,000	$6,709,000
Commercial rental	35,929,000	32,872,000	21,487,000
Residential rental	2,804,000	2,728,000	2,646,000
Hotel Management	7,571,000	7,711,000	7,799,000
Interest and other	10,860,000	6,575,000	8,914,000
Consolidated entries	(5,957,000)	(2,803,000)	(3,247,000)

Total	$59,383,000	$52,048,000	$44,308,000

Gross operating income:
Home and other construction	$1,017,000	$264,000	$888,000
Commercial rental	18,633,000	17,173,000	12,682,000
Residential rental	747,000	854,000	968,000
Hotel Management	1,986,000	2,126,000	2,338,000
Interest and other	(3,199,000)	3,802,000	2,099,000
SG&A	(3,497,000)	(2,172,000)	(2,058,000)
Income taxes and minority interest	(9,601,000)	(11,318,000)	(8,817,000)
Consolidated entries	—	(513,000)	2,058,000

Total	$6,086,000	$10,216,000	$10,158,000

Assets:
Home and other construction	$132,000	$3,830,000	$4,245,000
Commercial rental	86,825,000	87,230,000	69,914,000
Residential rental	2,457,000	2,045,000	2,092,000
Hotel Management	7,319,000	7,881,000	9,415,000
Investments	115,466,000	76,517,000	50,998,000
Other	30,613,000	33,924,000	4,860,000
Income taxes receivable	1,096,000	—	3,046,000
Consolidated entries	(416,000)	(7,649,000)	(8,047,000)

Total	$243,492,000	$203,778,000	$136,523,000

Included in gross operating income of the home and other construction is depreciation expense of 4,000, 4,000, and 5,000 in 2002, 2001, and 2000, respectively. Depreciation expense included in the commercial rental segment was 4,334,000, 3,602,000, and 1,129,000 in 2002, 2001, and 2000, respectively. Also included in the commercial rental segment was 1,094,000 amortization expense in 2002. 2002, 2001, and 2000 depreciation expense in the residential rental segment was 298,000, 252,000, and 220,000, respectively. Finally, depreciation expense included in the hotel management segment was 829,000, 826,000, and 770,000 in 2002, 2001, and 2000, respectively.

21.    Subsequent events

Subsequent to December 31, 2002, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”) for an aggregate purchase price of $12,200,000. The LLC owns a parcel of undeveloped residential land in Clarksburg, Maryland which is subdivided into 159 residential lots. The parcel is commonly referred to as Clarksburg Ridge. Simultaneous with the acquisition, the Company entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, the LLC entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots. With the execution of the sales contract, NVR paid the LLC a non-refundable deposit of $4,950,000. Also in July 2002, the LLC entered into a loan agreement with Columbia Bank (“Bank”) for the acquisition, development, interest reserve, and real estate taxes associated with the property. The purchase price of the LLC consisted of $5,000,000 in cash from the Company, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment was made in the NVR sales contract to reflect the return of deposit monies.

We have entered into an agreement of sale for the Company’s Lakeview Nursing Home for a purchase price of $6,300,000, with $2,000,000 of that amount contributed as a charitable donation to the purchaser. At present, the purchase contract is in a conditional study period. We anticipate completing this transaction in second quarter of 2003. Proceeds from this sale with be used for investing activities in new ventures, new real estate, or in municipal bonds.

The Company has an agreement in principal to create a joint venture with an unaffiliated third party to vacate and demolish the 7800 Building. We will own a 60% interest in the joint venture. The joint venture intends to construct a new building on the site for Eckerd Corporation and to develop the adjacent parcel for retail uses. It is anticipated that some, if not all of the tenants of the 7800 Building will be relocated to the new office building planned for a nearby site.

Bresler & Reiner, Inc.

Schedule III—Real estate and accumulated depreciation

As of December 31, 2002

(Dollars in thousands)

		Column C		Column D		Column E
Column A	Column B	Initial cost to Company		Cost Capitalization subsequent to acquisition		Gross amount at which carried at close of period			Column F	Column G	Column H		Column I
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying cost	Land	Buildings and improvements	Total	Accumulated depreciation	Date of Construction	Date acquired		Life on which depreciation on latest income statement is computed
As of December 31, 2002:

Charlestown North (Apartments in Greenbelt, Maryland)	$4,976	$—	$2,179	$1,117	$—	$—	$3,870	$3,870	$2,321	—	1971		5 - 40 years

Commons (Apartments in Washington, D.C.)	N/A	277	1,047	688	—	387	1,662	2,049	1,324	—	1971		5 - 40 years

Lakeview Nursing Home (Lakewood, New Jersey)	N/A	100	4,026	—	—	100	4,026	4,126	3,078	—	1984		5 - 40 years

Uptown (Hotel in Baltimore, Maryland)	10,128	—	7,368	381	—	—	5,830	5,830	1,299	—	1993	(a)	5 - 40 years

Allentown Road Motel (Suitland, Maryland)	3,734	378	2,793	1,613	—	378	4,587	4,965	3,104	—	1987		19 years

Egap (Convenience Stores in Florida, Louisiana, and North Carolina)	N/A	58	3,388	247	—	305	1,549	1,854	1,460	—	1987		19 years

NationsBank Building (Office Building in Manassas, Virginia)	985	63	798	43	—	90	787	877	282	1991	—		31 1/2 years

Paradise/Sudley North (four Office Buildings in Manassas, Virginia)	16,930	2,216	12,679	4,104	—	1,897	17,434	19,333	7,699	1987	—		31 1/2 years

7800 Building (Office Building in Manassas, Virginia)	N/A	317	1,636	492	—	283	2,012	2,295	944	1990	—		15 - 31 1/2 years

Fort Hill (Office Building in Centreville, Virginia)	5,649	500	6,492	500	—	500	6,492	6,992	414	—	2000		39 1/2 years

B&R Waterfront Properties, LLC (Mall complex in Washington, D.C.)	N/A	—	55,123	—	—	—	—	—	—	—	2000		10 years

Washington Business Park (Two office buildings and seven flex warehouse buildings in Lanham, Maryland)	39,684	9,260	30,492	258	—	9,260	33,887	43,147	918	—	2001		39 1/2 years

Versar Center (Two office buildings in Springfield, Virginia)	18,500	2,187	21,149	—	—	2,187	21,149	23,336	571	—	2002		39 1/2 years

	$100,586	$15,356	$149,170	$9,443	$—	$15,387	$103,285	$118,674	$23,414

Bresler & Reiner, Inc.

Notes to Schedule III

(Dollars in thousands)

	2002	2001
Land and building and improvements:
Balance, January 1	147,517	$106,956
Additions during period-
Acquisitions	27,088	40,561

	174,605	147,517
Deductions during period-
Other	55,931	—

Balance, December 31	118,674	$147,517

Accumulated Depreciation:
Balance, January 1	$56,347	$52,345
Additions during period-
Depreciation expense	4,956	4,002

	61,303	56,347
Deductions during period-
Other	37,889	—

Balance, December 31	$23,414	$56,347

Bresler & Reiner, Inc.

Schedule IV—Mortgage loans on real estate

For the years ended December 31, 2002

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H
Description	Interest	Maturity date	Periodic payment terms		Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of mortgage loans subject to delinquent principal or interest
For the year ended December 31, 2002:
Related parties-
Second mortgages:
3rd Street Southwest Investors (S. W. Washington, D.C.)	9.5%	2004	$36,600/month	(a)	None	$4,350,000	$1,199,000	None
3rd Street Southwest Investors (S. W. Washington, D.C.)	9.5%	2009	11,200/month	(b)	None	1,333,333	1,234,000	None

							$2,433,000

Other-
First mortgages:
Home loans (Montgomery County, Maryland; $50,000 to $159,000; 1 unit)	13.5%	Various through 2013					$56,000	None
Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 28 units)	8.0% to 13.0%	2004					42,000	None

							98,000

							$2,531,000

Bresler & Reiner, Inc.

Notes to Schedule IV

	2002	2001	2000
Carrying value at January 1	$2,694,000	$2,846,000	$3,708,000
Deductions during period-
Collections of principal	163,000	152,000	862,000

Carrying value at December 31	$2,531,000	$2,694,000	$2,846,000

(a) The terms of this agreement call for a final payment of $1,735,000 due in 2004.

(b) The terms of this ageeement call for a final payment of $1,074,000 due in 2009.