Form 10-Q
period 2003-03-31
BRESLER & REINER INC
filed 2003-05-14
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-8408

BRESLER & REINER, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0903424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11140 Rockville Pike, Suite 620

Rockville, MD 20852

(Address of principal executive offices)

(301) 945-4300

www.breslerandreiner.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Company’s common stock as of May 12, 2003 is: 2,738,606.

Bresler & Reiner, Inc.

Consolidated Balance Sheet

March 31, 2003 and December 31, 2002

	March 31, 2003	Dec. 31, 2002
Assets	(Unaudited)
Real Estate:
Rental property and equipment, net	$119,580,000	$122,527,000
Land held for development	12,270,000	—
Homes held for sale	—	121,000
Land held for investment	2,982,000	2,982,000

Real estate, at cost	134,832,000	125,630,000
Less: accumulated depreciation	(24,611,000)	(26,964,000)

Total real estate, net	110,221,000	98,666,000

Assets held for sale, net	1,015,000	1,049,000

Receivables:
Mortgage and notes, affiliates	2,395,000	2,433,000
Mortgage and notes, other	4,340,000	4,222,000
Other	3,070,000	3,135,000
Due to affiliates	163,000	180,000
Income taxes	1,294,000	1,096,000

Cash and cash equivalents	7,288,000	5,445,000
Cash deposits held in escrow	3,584,000	3,135,000
Investments	69,136,000	75,835,000
Investment in and advances to joint ventures and partnerships	35,544,000	36,649,000
Deferred charges and other assets, net	11,836,000	11,647,000

Total assets	$249,886,000	$243,492,000

Liabilities and Shareholders’ Equity
Liabilities:
Real estate loans payable	$100,309,000	$100,586,000
Construction loan payable	4,338,000	—
Accounts payable, trade	786,000	757,000
Accrued expenses	4,343,000	4,812,000
Deposits	3,733,000	812,000
Deferred income	—	2,000
Deferred income taxes payable	4,681,000	4,681,000

Total liabilities	118,190,000	111,650,000

Minority interest	13,343,000	13,328,000
Shareholders’ Equity	118,353,000	118,514,000

Total liabilities and shareholders’ equity	$249,886,000	$243,492,000

Bresler & Reiner, Inc.

Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Homebuilding and residential lots	$183,000	$2,702,000
Other construction, net	—	67,000
Rentals—apartments	699,000	691,000
Rentals—commercial	3,972,000	10,028,000
Hospitality	1,690,000	1,538,000
Management fees, affiliates	105,000	109,000
Leasing fees, affiliates	3,000	45,000
Interest:
Affiliates	79,000	85,000
Other	562,000	610,000
Gain on sale of realty interests	32,000	5,000
Equipment leasing and vending	4,000	4,000
Income from equity investments	134,000	99,000
Other	22,000	49,000

	7,485,000	16,032,000

Costs and Expenses
Cost of homebuilding and residential lots	139,000	2,520,000
Rental expense—apartments	544,000	409,000
Rental expense—commercial	2,748,000	3,933,000
Hospitality expense	1,415,000	1,231,000
Land development expense	23,000	25,000
General and administrative expense	1,069,000	660,000
Interest expense	1,736,000	1,521,000
Equipment leasing and vending expense	5,000	5,000
Other expenses	—	190,000

	7,679,000	10,494,000

Net (loss) income before income taxes, minority interest, and discontinued operations	(194,000)	5,538,000
(Benefit) provision for income taxes	(39,000)	1,203,000
Minority interest	73,000	2,457,000

Net (loss) income from continuing operations	(228,000)	1,878,000

Income from discontinued operations, net of tax	67,000	67,000

Net (loss) income	$(161,000)	$1,945,000

(Loss) earnings per common share	$(0.06)	$0.71

Weighted average number of common shares outstanding	2,738,606	2,738,906

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities:
Net (loss) income	$(161,000)	$1,945,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,198,000	1,549,000
Gain on sale of realty interests	(32,000)	(5,000)
Income from equity investments	(134,000)	(99,000)
Changes in other assets and liabilities:
(Increase) decrease in:
Land held for development	(5,069,000)	—
Construction in process	—	953,000
Homes held for sale	121,000	(1,000)
Mortgages and notes receivable	(48,000)	65,000
Income taxes receivable	(198,000)	(223,000)
Cash deposits held in escrow	(449,000)	1,021,000
Distribution to minority partners	(40,000)	—
Other assets	82,000	(4,137,000)
Other liabilities	(329,000)	3,037,000

Total adjustments	(4,898,000)	2,160,000

Net cash (used in) provided by operating activities	(5,059,000)	4,105,000

Investing activities:
Distributions from (investment in) joint ventures	1,239,000	(130,000)
Increase (decrease) in investments in municipal bonds	6,699,000	(9,597,000)
Purchase of rental property, equipment and other	(221,000)	(9,972,000)

Net cash provided by (used in) investing activities	7,717,000	(19,699,000)

Financing activities:
Proceeds from real estate loans	—	33,010,000
Increase in deferred charges	(538,000)	—
Repayment of notes and real estate loans payable	(277,000)	(14,176,000)

Net cash (used in) provided by financing activities	(815,000)	18,834,000

Net increase in cash and cash equivalents	1,843,000	3,240,000

Cash and cash equivalents, beginning of year	5,445,000	3,129,000

Cash and cash equivalents, end of year	$7,288,000	$6,369,000

Page Two

Consolidated Statements of Cash Flows

	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,909,000	$1,540,000
Income taxes (current and estimated)	210,000	1,823,000

Supplemental disclosures of non-cash activities:
Cash deposits received	72,000	75,000
Cash deposits refunded	20,000	51,000
Acquisition of Sarnia liabilities and mortgage note payable	—	9,871,000
Debt assumed on Clarksburg Ridge acquisition	4,338,000	—
Deposit liability assumed on Clarksburg Ridge acquisition	2,869,000

Bresler & Reiner, Inc.

Notes to Financial Statements

Item 1.    Summary of significant accounting policies:

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities presented in the financial statements. Consequently, actual results could differ from those estimates that have been reported in our financial statements.

Earnings per share

The Company has no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each quarter (2,738,606 average shares outstanding at March 31, 2003 and 2,738,906 at March 31, 2002).

Comprehensive income

Except for net income, the Company does not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

New accounting pronouncement

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

If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. As described below in footnote number 3, the Company is an investor in several joint ventures or partnerships, which are accounted for under the equity method. We are currently reviewing the application of FIN 46 to these investments in order to determine whether we are required to consolidate any of our joint ventures into our financial statements. The consolidation of any of our equity investments under FIN 46 may have a significant impact on our balance sheet. Footnote number 3 below provides summary financial statements of all of our equity investments that may be subject to consolidation under FIN 46.

Assets held for sale

Effective January 1, 2002, the Company adopted the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” Among other things, FAS 144 establishes criteria for classifying an asset or a group of assets as “held for sale.” In accordance with FAS 144, the Company considers an asset as held for sale, and presented as such on the Company’s balance sheet, when (1) management commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition; (3) an active program to locate a buyer has been initiated; (4) the sale of the asset is probable and the transaction is expected to be consummated within one year; (5) the asset is marketed for sale at a reasonable price relative to its current fair value; and (6) it is unlikely that significant changes will be made to the plan to sell the asset.

In accordance with FAS 144, the operating results for a property classified as held for sale during the first quarter of 2003 has been classified as discontinued operations in the Company’s statement of operations for the periods presented (see Note 5).

Reclassifications

Certain previously reported balances have been reclassified to conform with current year classification.

2.    Significant acquisition

On March 18, 2003, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”) for an aggregate purchase price of $12,200,000. The LLC owns a parcel of undeveloped residential land in Clarksburg, Maryland which is subdivided into 159 residential lots. The parcel is commonly referred to as Clarksburg Ridge. Simultaneous with the acquisition, the Company entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, the LLC entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots. With the execution of the sales contract, NVR paid the LLC a non-refundable deposit of $4,950,000. Also in July 2002, the LLC entered into a loan agreement with Columbia Bank (“Bank”) for the acquisition, development, interest reserve, and real estate taxes associated with the property. The purchase price of the LLC consisted of $5,000,000 in cash from the Company, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment was made in the NVR sales contract to reflect the return of deposit monies.

In accordance with the provisions of FAS 141, “Business Combinations,” the Company has reflected on its balance sheet the fair value of the NVR contract that was acquired with the purchase of the LLC. The fair value of the contract was determined to be $6,166,000 and is a component of the $12,270,000 of land held for development as reported on the Company’s March 31, 2003 consolidated balance sheet.

Because all income earned and expenses incurred relating to the Clarksburg Ridge project are capitalized, the acquisition of the LLC had no impact on the Company’s statement of operations for the first quarter; as a result, a pro-forma statement reflecting the Company’s results of operations as if the acquisition had occurred on the first day of 2002 would not be meaningful.

3.    Investment in and advances to joint ventures and partnerships

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

At March 31, 2003 the Company’s investments in material non-consolidated joint ventures and partnerships consisted of:

WBP Undeveloped Land    The following is a summary of the financial position and pre-tax operating results of WBP Undeveloped Land as of the dates presented:

	03/31/2003	12/31/2002
Assets
Cash	$—	$—
Land held for investment	7,240,000	7,240,000
Other assets	1,587,000	1,837,000

Total assets	$8,827,000	$9,077,000

Liabilities and partners’ equity
Mortgages and notes	$4,951,000	$4,868,000
Other liabilities	—	14,000

Total liabilities	4,951,000	4,882,000

Partnership equity	3,876,000	4,195,000

Total liabilities and partner’s equity	$8,827,000	$9,077,000

Company’s interest in partnership equity	$3,888,000	$4,188,000

Three months
ended
03/31/2003
Operating income	$—
Other income	60,000
Operating and other expenses	(81,000)
Interest expense	(76,000)
Depreciation expense	—

Net loss	$(97,000)

Company’s equity loss of non-consolidated joint venture	$(77,000)

1925 K Street    The following is a summary of the financial position and pre-tax operating results of 1925 K Street as of the dates presented:

	03/31/2003	12/31/2002
Assets
Cash	$558,000	$562,000
Building and equipment, net	27,311,000	27,502,000
Other assets	478,000	745,000

Total assets	$28,347,000	$28,809,000

Liabilities and partners’ equity
Mortgages and notes	$20,354,000	$20,385,000
Other liabilities	409,000	570,000

Total liabilities	$20,763,000	$20,955,000

Partnership equity	7,584,000	7,854,000

Total liabilities and partner’s equity	$28,347,000	$28,809,000

Company’s interest in partnership equity	$6,789,000	$6,736,000

Three months
ended
03/31/2003
Operating income	$927,000
Other income	243,000
Operating and other expenses	(467,000)
Interest expense	(189,000)
Depreciation expense	(319,000)

Net income	$195,000

Company’s equity in earnings of non-consolidated joint venture	$165,000

Madison Building    The following is a summary of the financial position and pre-tax operating results of Madison Building Associates LLC as of the dates presented:

	03/31/2003	12/31/2002
Assets
Cash	$308,000	$256,000
Building and equipment, net	17,276,000	17,352,000
Other assets	569,000	468,000

Total assets	$18,153,000	$18,076,000

Liabilities and partners’ equity
Mortgages and notes	$14,520,000	$14,562,000
Other liabilities	315,000	277,000

Total liabilities	14,835,000	14,839,000

Partnership equity	$3,318,000	$3,237,000

Total liabilities and partner’s equity	$18,153,000	$18,076,000

Company’s interest in partnership equity	$2,085,000	$2,105,000

	Three months	Three months
	ended	ended
	03/31/2003	03/31/2002
Operating income	$594,000	$—
Other income	—	—
Operating and other expenses	(217,000)	—
Interest expense	(223,000)	—
Depreciation expense	(128,000)	—

Net income	$26,000	$—

Company’s equity in earnings of non-consolidated joint venture	$7,000	$—

Waterfront Associates    The following is a summary of the financial position of Waterfront Associates LLC as of the dates presented:

	03/31/2003	12/31/2002
Assets
Cash	$446,000	$124,000
Building and equipment, net	24,861,000	18,449,000
Other assets	266,000	466,000

Total assets	$25,573,000	$19,039,000

Liabilities and partners’ equity
Mortgages and notes	$—	$—
Other liabilities	1,169,000	680,000

Total liabilities	1,169,000	680,000

Partnership equity	$24,404,000	$18,359,000

Total liabilities and partner’s equity	$25,573,000	$19,039,000

Company’s interest in partnership equity	$18,359,000	$18,359,000

In addition to the material equity investments discussed above, the Company is also an equity partner in the following joint ventures:

Third Street SW Investors    The Company owns a 1% interest in Third Street SW Investors and is the sole general partner. Third Street SW Investors owns the leasehold interest in a parcel of ground located in Southwest Washington, DC on which there are two apartment buildings known at Town Center Plaza Apartments.

Tech-High Leasing    Tech-High Leasing Company is a general partnership in which the Company owns a 50% non-controlling interest. Tech-High Leasing Company is an investor in a partnership that is the owner of an office building in Dallas, Texas.

Builders Leasing    The Company owns a 20% non-controlling interest in Builders Leasing Company and acts as its managing partner. Builders Leasing Company owns transportation barges, and is currently not entering into new equipment leases.

Redwood Commercial    The Company is a 50% non-controlling investor in Redwood Commercial Management LLC. Redwood Commercial currently manages the Company’s Paradise Sudley, Sarnia, Ft. Hill, 7800, and Bank buildings. Redwood Commercial also manages real properties for unaffiliated third parties.

Congressional South    In December 2002, the Company contributed approximately $2.8 million in exchange for a 25% interest in an existing partnership called Congressional South Associates LLC. Congressional South is redeveloping a shopping center in Rockville, Maryland. In addition, Congressional South owns a parcel of adjacent ground, which has been leased on a long-term, net basis to a national multi-family housing developer who intends to construct an apartment building on the site.

Below is a combined, condensed summary of the financial position and operating results of these immaterial entities as of the dates presented:

	03/31/2003	12/31/2002
Assets
Cash	$394,000	$947,000
Building and equipment, net	21,511,000	19,432,000
Other assets	6,750,000	8,539,000

Total assets	$28,655,000	$28,918,000

Liabilities and partners’ equity
Mortgages and notes	$28,752,000	$28,312,000
Other liabilities	390,000	2,233,000
Total liabilities	29,142,000	30,545,000

Partnership deficit	$(487,000)	$(1,627,000)

Total liabilities and partner’s equity	$28,655,000	$28,918,000

Company’s interest in partnership equity	$3,329,000	$3,313,000

	Three months ended
	03/31/2003	03/31/2002
Operating income	$1,068,000	$1,054,000
Other income	5,000	23,000
Operating and other expenses	(1,006,000)	(27,000)
Interest expense	(87,000)	(100,000)
Depreciation expense	(24,000)	(24,000)

Net (loss) income	$(44,000)	$926,000

Company’s equity in earnings of non-consolidated joint ventures	$39,000	$155,000

4.    Commitments and contingencies

Financial commitments

At March 31, 2003, the Company had approximately $387,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default which must be cured within 30 days.

In connection with the Company’s $40,000,000 loan for the Washington Business Park, the Company has executed a lease for 9,200 square feet of space at 5001 Forbes Boulevard for a term of 72 months. The annual rental expense associated with this lease is $55,200. The Company may terminate this lease when a replacement tenant has been found for the space or for any other available space in the building, providing the lease is for 9,200 square feet or greater and the square foot lease is at $6.00 per square foot.

The Company has deposited with Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the Bank. The $2,000,000 represents additional collateral available to the lender on this otherwise non-recourse loan.

Simultaneous with the acquisition of Clarksburg Ridge, LLC, the Company entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving, and other infrastructure work that must be completed in order to ready the lots for sale to NVR, Inc. Note 2 above provides additional information regarding the Clarksburg Ridge, LLC acquisition.

Litigation

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, financial condition, management, or operation of its properties.

5.    Discontinued operations

On March 24, 2003, the Company entered into an agreement of sale with a third party for the sale of the Company’s Maplewood nursing home in Lakewood, New Jersey. Pursuant to this agreement and the subsequent amendment dated April 14, 2003, the agreed upon purchase price of the nursing home will be paid to the Company in part in cash with the balance paid as a charitable gift to the buyer. The cash portion of the purchase price will be $3,900,000 and the gift portion of the purchase price will be the difference between the appraised value of the property and the cash portion of the purchase price. The appraised value of the property is not yet known.

The operating results of the Maplewood nursing home are classified as discontinued operations in the Company’s statement of operations in accordance with FAS 144. The following summary presents the operating results of the Maplewood nursing home as of the dates presented.

	Three months ended
	3/31/03	3/31/02
Operating income	$152,000	$152,000
Depreciation expense	(34,000)	(34,000)
Provision for income taxes	(51,000)	(51,000)

Discontinued operations, net of tax	$67,000	$67,000

6.    Income taxes

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

The Company and its subsidiaries file a consolidated federal income tax return. Because the Company recognized a loss during the three months ended March 31, 2003, an income tax benefit has been recognized on the loss from continuting operations.

7.    Segment information

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

	For the Three Months Ended
	03/31/2003	3/31/2002
Revenues:
Home & other construction	$183,000	$2,769,000
Commercial rental	3,972,000	10,028,000
Residential rental	699,000	691,000
Hotel operations	1,690,000	1,538,000
Interest & other	965,000	1,006,000
Consolidated entries	(24,000)	—

Total	7,485,000	16,032,000

Gross operating income:
Home & other construction	44,000	249,000
Commercial rental	1,224,000	6,095,000
Residential rental	113,000	282,000
Hotel operations	276,000	307,000
Interest & other	(782,000)	(1,395,000)
SG&A	(1,069,000)	(660,000)
Income taxes and minority interest	(34,000)	(3,660,000)
Consolidated entries	—	660,000

Total	(228,000)	1,878,000

Assets:
Home & other construction	12,280,000	4,239,000
Commercial rental	85,376,000	129,351,000
Residential rental	2,474,000	2,173,000
Hotel management	7,108,000	10,045,000
Investments	107,662,000	86,117,000
Assets held for sale	1,015,000	—
Other	31,989,000	2,392,000
Income taxes receivable	1,294,000	223,000
Consolidation entries	688,000	—

Total	$249,886,000	$234,540,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) changes in operations, (2) market conditions for the Company’s properties, (3) the Company’s ability to lease and re-lease, (4) development risks, (5) competition, and (6) changes in the economic climate.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as the Company’s annual report filed on Form 10-K for the year ended December 31, 2002.

Overview

Statement of Operations—First Quarter 2003 Compared to First Quarter 2002

•	Revenues declined by 54%, from $16,032,000 in 2002 to $7,485,000 in 2003.

•	Operational expenses of the Company’s four business segments decreased by 40%, from $8,093,000 in 2002 to $4,846,000 in 2003.

•	General and administrative expenses increased by 62%, from $660,000 in 2002 to $1,069,000 in 2003.

•	Interest expense increased by 14%, from $1,521,000 in 2002 to $1,736,000 in 2003.

•	The 2003 first quarter net loss was $161,000 or $0.06 per share as compared to the 2002 first quarter profit of $1,945,000 or $0.71 per share.

Balance Sheet Comparison—March 31, 2003 to December 31, 2002

•	Total assets increased by $6,394,000, from $243,492,000 in 2002 to $249,886,000 in 2003.

•	Total liabilities increased by $6,540,000, from $111,650,000 in 2002 to $118,190,000 in 2003. The growth in assets and liabilities during the first quarter is primarily reflective of the acquisition of Clarksburg Ridge, discussed in detail below (Residential Land Development and Construction).

Residential Land Development and Construction

During the first quarter of 2003, the Company completed the Yorkshire Knolls residential subdivision by selling the one remaining home in inventory. During the same period of 2002, the Company sold 16 homes and 4 lots. Revenues for the first quarter 2003 and 2002 were $183,000 and $2,769,000, respectively. Operating profit from the sale of homes and lots was $44,000 and $249,000 in 2003 and 2002, respectively.

On March 18, 2003, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”). The LLC owns a parcel of undeveloped land in Clarksburg, Maryland, which is subdivided into 159 residential lots. The Company is, through an unaffiliated site developer, constructing the necessary improvements required to sell the individual finished lots. Simultaneous with the acquisition, the Company entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving, and other infrastructure. In July 2002, the LLC entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots commencing in August 2003 and completing in January 2005. With the execution of the sales contract, NVR paid the LLC a non-refundable deposit of $4,950,000. Also in July 2002, the LLC entered into a non-recourse loan agreement with Columbia Bank (“Bank”), secured by a first deed of trust on the land, to provide financing for the acquisition, development, interest carry, and real estate taxes associated with the property. The variable rate loan bears interest at the Bank’s prime rate of interest plus 100 basis points. As additional security for this loan, the Company has deposited $2,000,000 in an investment account with the Bank. The aggregate purchase price of the LLC consisted of $5,000,000 in cash from the Company, the assumption of the outstanding balance on the Bank loan of $4,200,000 and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment was made to the NVR sales contract to reflect the return of deposit monies.

Commercial Rental Property

Rental revenue was $3,972,000 during the first quarter of 2003 as compared to $10,028,000 for the same period in 2002, a decrease of 60%. Expenses for the first quarter of 2003 were $2,748,000 as compared to $3,933,000 for the same period in 2002, a decrease of 30%. Operating profit from commercial property operations was $1,224,000 for the first quarter of 2003 as compared to $6,095,000 for the same period 2002, a decrease of 80%.

The decrease in rental revenues is primarily due to the expiration of the GSA lease at the Waterfront Complex, offset in part by increased rental revenues at the Versar Center and Washington Business Park. The 2002 first quarter results reflected only two months of revenues from the Versar Center, which was acquired on January 31, 2002; the first quarter of 2003 includes a full quarter of revenues from this property. The increased revenues at Washington Business Park are due primarily to increased occupancy versus the prior year.

The decrease in operating expenses is again primarily due to the loss of the GSA lease, offset in part by increased expenses at the Versar Center; the increase in expenses at the Versar Center is due to the fact that the first quarter of 2003 includes a full three months of activity of Versar versus two months in the first quarter of 2002. Additionally, the reduced operating expenses from the expiration of the GSA lease were also offset by increase snow removal and utility costs, due to severe weather conditions in the region during the first quarter of 2003.

The decrease in net income from commercial property is again primarily due to the loss of the GSA lease, offset in part by the additional income from the Washington Business Park and Versar properties, as described above.

Residential Rental Property

Residential rental property revenues for the first quarter of 2003 and 2002 were $699,000 and $691,000, respectively. Expenses during the first quarter of 2003 were $544,000, an increase of 33% over the first quarter 2002 expenses of $409,000. The increase in rental expenses resulted from increased snow removal expenses associated with the severe winter weather conditions in the region, increased maintenance costs, and increased heating costs. Operating profit for the first quarter 2003 was $155,000 as compared to the same period 2002 of $282,000, a decrease of 45%.

Hospitality Properties

Income and expense from hospitality property operations include the results from the Company’s two hotel properties: The Inn at the Colonnade and the Holiday Inn Express.

	Average Daily Room Rate		Occupancy Rate
	For the three months ended March 31,		For the three months ended March 31,
	2003	2002	2003	2002
The Inn at the Colonnade	$121.28	$121.98	59.80%	54.98%
Holiday Inn Express	$70.59	$71.12	68.62%	54.65%

Revenues from the hospitality properties were $1,690,000 during the first quarter of 2003 as compared to $1,538,000 for the same period in 2002, an increase of 10%. First quarter 2003 revenues from the Colonnade reflect a higher occupancy rate of 59.80% as compared to a 54.98% occupancy rate in the same period of 2002. The average daily room rate of $121.28 remained consistent with the same period average daily room rate of $121.98 in 2002. First quarter 2003 revenues from the Holiday Inn Express reflect a higher occupancy rate of 68.62% as compared to a 54.65% occupancy rate in the same period of 2002. The average daily room rate of $70.59 decreased by 1% over the same period average daily room rate of $71.12 in 2002. Expenses for the period were $1,415,000 and $1,231,000 in 2003 and 2002, respectively, an increase of 15%. Expenses increased, at both locations, as a result of snow removal charges for the heavier than normal snowfall experienced in the region. Additionally, marketing expenses at the Colonnade were higher reflecting augmented efforts to improve occupancy levels. Income from the two hospitality properties was $275,000 for the first quarter of 2003 as compared to $307,000 for the same period in 2002, a decrease of 10%.

Interest Income

The decrease of $54,000 in the first quarter of 2003 over the same period in 2002 is the result of lower interest rates earned on the investment portfolio.

General and Administrative Expense

General and administrative expenses increased in the first quarter 2003 by $409,000 over the same period in 2002. $120,000 of the additional expense results from increased payroll costs associated with the hiring of three additional corporate staff in fourth quarter 2002. Also included in the increased expenses is an accrual of $274,000 for pension liability. The additional pension accrual resulted from payouts to former employees terminated during the second half of 2002 and the reduction in fund earnings due to lower investment rates of return.

Interest Expense

Interest expense increased by $215,000 and reflects the Company’s additional borrowings since first quarter 2002. Details pertaining to the additional borrowings can be found on pages 19 and 20 of the Annual Report to Shareholders for 2002.

Minority Interest

The decrease of $2,384,000 in minority interest expense over the same period in 2002 primarily results from activities involving the Waterfront Complex (described in detail on page 10 of the 2002 Annual Report to Shareholders). During the first quarter of 2002, the lease with the GSA was still in effect and the financial results of operations at the Waterfront Complex were consolidated into the Company’s financial statements. Because the Company was only a 54% owner of the project, a corresponding recognition of minority interest expense for the remaining 46% of the net income was recorded. The termination of the GSA lease, and the subsequent contribution of the Waterfront Complex to an unconsolidated joint venture, resulted in a substantial decrease in minority interest expense relative to the prior year.

Liquidity and Capital Resources

The Company continues to fund its operations out of current cash flow. The Company funded its acquisition of the Clarksburg Ridge property by the liquidation of certain of its investments.

During the three month period ended March 31, 2003, the Company used $5,059,000 in operating activities and $815,000 in financing activities for a total of $5,874,000. Of this amount, $5,069,000 was used in operating activities to purchase land to be held for development (Clarksburg Ridge) and $277,000 in financing activities for the repayment of principal on notes and mortgages. Cash flow from investing activities of $7,717,000 consisted of $1,239,000 of advances due from joint ventures and $6,699,000 of proceeds from the liquidation of investments. Overall, cash flow from operating, investing, and financing activities resulted in an increase of $1,843,000 in cash and cash equivalents for a total of $7,288,000.

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

The Company has deposited with Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the Bank. The $2,000,000 represents additional collateral available to the lender on this otherwise non-recourse loan.

Critical Accounting Policies

The Company applies certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K for the period ended December 31, 2002. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and bases our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

The Company believes that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained in the Company’s annual report on Form 10-K dated December 31, 2002, and is incorporated by reference to such Form 10-K.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its subsidiaries).

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May , 2003.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May , 2003.

(b)    Reports on Form 8-K

The Company filed a report on Form 8-K, dated February 21, 2003, announcing the following:

•	the resignation of William L. Oshinsky from the Company’s Board of Directors,

•	the election of Randall L. Reiner to serve the remainder of Mr. Oshinsky’s term, which expires at the Company’s 2003 Annual Meeting of Shareholders,

•	the amendment of the Company’s By-laws by the Board of Directors to create the position of Co-Chairman and to redefine the responsibilities of the office of President, and

•	that the Company and certain of its shareholders entered into a Second Amended and Restated Shareholders Agreement which grants the Company a first right of offer, based on a price specified by the offering shareholder, on any sales of the Company’s common stock held by the shareholders who are parties to the Shareholders Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 2003

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler, Chief Executive Officer

By:	/s/ WILLIAM J. DONOVAN
William J. Donovan, Chief Financial Officer

CERTIFICATIONS

I, Sidney M. Bresler, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Bresler & Reiner, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ SIDNEY M. BRESLER
Sidney M. Bresler Chief Executive Officer, Chief Operating Officer and Assistant Secretary of the Company

CERTIFICATIONS

I, William J. Donovan, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Bresler & Reiner, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors:

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ WILLIAM J. DONOVAN
William J. Donovan Chief Financial Officer