Form 10-Q
period 2003-06-30
BRESLER & REINER INC
filed 2003-08-13
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(301) 945-4300

(Registrant’s telephone number, including area code)

www.breslerandreiner.com

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

The number of shares outstanding of the Company’s common stock as of June 30, 2003 is: 2,738,606.

PART I—FINANCIAL INFORMATION

Bresler & Reiner, Inc.

Consolidated Balance Sheet

June 30, 2003 and December 31, 2002

	June 30, 2003	Dec. 31, 2002
Assets	(Unaudited)	(Restated)
Real Estate:
Rental property and equipment, net	$122,270,000	$122,527,000
Land held for development	12,699,000	—
Homes held for sale	—	121,000
Land held for investment	3,204,000	2,982,000

Real estate, at cost	138,173,000	125,630,000
Less: accumulated depreciation	(27,013,000)	(26,964,000)

Total real estate, net	111,160,000	98,666,000

Assets held for sale, net	—	1,049,000

Receivables:
Mortgage and notes, affiliates	2,356,000	2,433,000
Mortgage and notes, other	4,455,000	4,222,000
Other	3,284,000	3,135,000
Due from affiliates	—	180,000
Income taxes	2,415,000	1,096,000

Cash and cash equivalents	8,999,000	4,942,000
Restricted cash and deposits held in escrow	4,069,000	3,638,000
Investments	69,673,000	75,835,000
Investment in and advances to joint ventures and partnerships	36,555,000	36,649,000
Deferred charges and other assets, net	11,387,000	11,647,000

Total assets	$254,353,000	$243,492,000

Liabilities and Shareholders’ Equity
Liabilities:
Real estate loans payable	$100,086,000	$100,586,000
Construction loan payable	4,384,000	—
Accounts payable, trade	741,000	757,000
Accrued expenses	4,632,000	4,812,000
Due to affiliates	118,000	—
Deposits	3,772,000	812,000
Deferred income	—	2,000
Deferred income taxes payable	5,970,000	4,681,000

Total liabilities	119,703,000	111,650,000

Minority interest	13,358,000	13,328,000
Shareholders’ Equity	121,292,000	118,514,000

Total liabilities and shareholders’ equity	$254,353,000	$243,492,000

Bresler & Reiner, Inc.

Consolidated Statements of Operations

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Homebuilding and residential lots	$183,000	$6,669,000
Other construction, net	—	143,000
Rentals – Apartments	1,403,000	1,391,000
Rentals – Commercial	7,915,000	20,480,000
Hospitality	3,989,000	3,884,000
Management fees, affiliates	204,000	299,000
Leasing fees, affiliates	5,000	132,000
Interest:
Affiliates	156,000	168,000
Other	908,000	1,401,000
Gain on sale of realty interests	62,000	272,000
Equipment leasing and vending	8,000	7,000
Income from equity investments	1,348,000	148,000
Other	66,000	64,000

	16,247,000	35,058,000

Costs and Expenses
Cost of homebuilding and residential lots	139,000	6,022,000
Rental expense – apartments	1,021,000	887,000
Rental expense – commercial	5,346,000	8,880,000
Hospitality expense	2,997,000	2,752,000
Land development expense	45,000	50,000
General and administrative expense	1,900,000	1,264,000
Interest expense	3,466,000	3,236,000
Equipment leasing and vending expense	10,000	9,000
Other expenses	—	390,000

	14,924,000	23,490,000

Net income before income taxes, minority interest, and discontinued operations	1,323,000	11,568,000
Provision for income taxes	259,000	2,838,000
Minority interest	112,000	4,304,000

Net income from continuing operations	952,000	4,426,000

Income from discontinued operations, net of tax	1,826,000	134,000

Net income	$2,778,000	$4,560,000

Earnings per common share:
Income form continuing operations	$0.35	$1.61
Income from discontinued operations, net of tax	$0.66	$0.05

Total earnings per common share	$1.01	$1.66

Weighted average number of common shares outstanding	2,738,606	2,738,898

Bresler & Reiner, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Homebuilding and residential lots	$—	$3,967,000
Other construction, net	—	76,000
Rentals – Apartments	704,000	700,000
Rentals – Commercial	3,943,000	10,452,000
Hospitality	2,299,000	2,346,000
Management fees, affiliates	99,000	190,000
Leasing fees, affiliates	2,000	87,000
Interest:
Affiliates	77,000	83,000
Other	346,000	791,000
Gain on sale of realty interests	30,000	267,000
Equipment leasing and vending	4,000	3,000
Income from equity investments	1,214,000	49,000
Other	44,000	15,000

	8,762,000	19,026,000

Costs and Expenses
Cost of homebuilding and residential lots	$—	$3,502,000
Rental expense – apartments	477,000	478,000
Rental expense – commercial	2,598,000	4,947,000
Hospitality expense	1,582,000	1,521,000
Land development expense	22,000	25,000
General and administrative expense	831,000	604,000
Interest expense	1,730,000	1,715,000
Equipment leasing and vending expense	5,000	4,000
Other expenses	—	200,000

	7,245,000	12,996,000

Net income before income taxes, minority interest, and discontinued operations	1,517,000	6,030,000
Provision for income taxes	298,000	1,635,000
Minority interest	39,000	1,847,000

Net income from continuing operations	1,180,000	2,548,000

Income from discontinued operations, net of tax	1,759,000	67,000

Net income	$2,939,000	$2,615,000

Earnings per common share:
Income form continuing operations	$0.43	$0.93
Income from discontinued operations, net of tax	$0.64	$0.02

Total earnings per common share	$1.07	$0.95

Weighted average number of common shares outstanding	2,738,606	2,738,890

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities:
Net income	$2,778,000	$4,560,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,524,000	3,148,000
Gain on sale of realty interests	(62,000)	(272,000)
Gain on sale of Maplewood Manor	(2,865,000)	—
Income from equity investments	(1,348,000)	(148,000)
Changes in other assets and liabilities:
(Increase) decrease in:
Land held for development	(5,498,000)	—
Construction in process	—	3,033,000
Homes held for sale	121,000	473,000
Mortgages and notes receivable	(94,000)	390,000
Income taxes receivable	(1,319,000)	(166,000)
Cash deposits held in escrow	(934,000)	631,000
Distribution to minority partners	(40,000)	3,390,000
Other assets	(191,000)	(1,353,000)
Other liabilities	1,422,000	1,331,000

Total adjustments	(8,304,000)	10,457,000

Net cash (used in) provided by operating activities	(5,526,000)	15,017,000

Investing activities:
Distributions from (investment in) joint ventures	1,442,000	(6,489,000)
(Increase) decrease in investments in municipal bonds	6,162,000	(14,656,000)
Purchase of rental property, equipment and other	(1,373,000)	(11,459,000)
Proceeds from sale of Maplewood Manor	3,900,000	—

Net cash provided by (used in) investing activities	10,131,000	(32,604,000)

Financing activities:
Proceeds from real estate loans	—	38,010,000
Increase in deferred charges	(551,000)	(3,456,000)
Purchase of treasury stock	—	(14,000)
Repayment of notes and real estate loans payable	(500,000)	(14,355,000)

Net cash (used in) provided by financing activities	(1,051,000)	20,185,000

Net increase in cash and cash equivalents	3,554,000	2,598,000

Cash and cash equivalents, beginning of year	5,445,000	3,129,000

Cash and cash equivalents, end of period	$8,999,000	$5,727,000

Page Two

Consolidated Statements of Cash Flows

	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,632,000	$3,181,000
Income taxes (current and estimated)	1,515,000	3,453,000

Supplemental disclosures of non-cash activities:
Cash deposits received	2,985,000	143,000
Cash deposits refunded	20,000	222,000
Acquisition of Sarnia liabilities and mortgage note payable	—	9,871,000
Debt assumed on Clarksburg Ridge acquisition	4,338,000	—
Deposit liability assumed on Clarksburg Ridge acquisition	2,869,000

Bresler & Reiner, Inc.

Notes to Financial Statements

Item 1.    Summary of significant accounting policies:

Organization and principles of consolidation

Bresler & Reiner, Inc. (together with its subsidiaries, “we”, “us”, or “the Company”) engages in the acquisition, development, ownership, and management of commercial and residential real estate located primarily in the Washington, DC metropolitan area. In addition, we participate in residential land development and hotel management activities, also in the Washington DC area.

The consolidated financial statements of the Company include the accounts of Bresler & Reiner, Inc., its wholly owned subsidiaries, and entities which the Company controls. Entities which the Company does not control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Earnings per share

The Company has no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each quarter (2,738,606 average shares outstanding for the three months ending June 30, 2003 and 2,738,890 for the three months ending June 30, 2002).

Comprehensive income

Except for net income, the Company does not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

New accounting pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003.

If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. As described below in note number 3, the Company is an investor in several joint ventures or partnerships, which are accounted for under the equity method. We are currently reviewing the application of FIN 46 to these investments in order to determine whether we are required to consolidate any of our joint ventures into our financial statements. The consolidation of any of our equity investments under FIN 46 may have a significant impact on our balance sheet and our financial position. Note number 3 below provides summary financial statements of all of our equity investments that may be subject to consolidation under FIN 46.

Discontinued operations

Effective January 1, 2002, the Company adopted the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” Among other things, FAS 144 establishes criteria for classifying a component of an entity as “discontinued operations.” In accordance with FAS 144, the Company has reported the operations of its Maplewood Manor nursing home, as well as the gain on the sale of the nursing home, as discontinued operations in its statements of operations for the periods presented (see Note 5 below).

Reclassifications

Certain previously reported balances have been reclassified to conform to current year classification.

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

In accordance with the provisions of FAS 141, “Business Combinations,” the Company has reflected on its balance sheet the fair value of the NVR contract that was acquired with the purchase of the LLC. The fair value of the contract was determined to be $6,166,000 and is a component of the $12,699,000 of land held for development as reported on the Company’s June 30, 2003 consolidated balance sheet. The value of the NVR contract was determined by estimating the present value of the future expected cash flows from NVR, less the present value of the anticipated development costs, as required under FAS 141. No goodwill was recorded in connection with this transaction.

Because all income earned and expenses incurred relating to the Clarksburg Ridge project are capitalized, the acquisition of the LLC had no impact on the Company’s statement of operations for the first six months of 2003; as a result, a pro-forma statement reflecting the Company’s results of operations as if the acquisition had occurred on the first day of 2003 or 2002 would not be meaningful.

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

At June 30, 2003 the Company’s investments in material non-consolidated joint ventures and partnerships consisted of:

WBP Undeveloped Land The following is a summary of the financial position and pre-tax operating results of WBP Undeveloped Land, LLC as of the dates presented:

	06/30/2003	12/31/2002
Assets
Cash	$1,481,000	$—
Land held for investment	5,432,000	7,240,000
Other assets	1,951,000	1,837,000

Total assets	$8,864,000	$9,077,000

Liabilities and partners’ equity
Mortgages and notes	$4,951,000	$4,868,000
Other liabilities	—	14,000

Total liabilities	4,951,000	4,882,000

Partnership equity	3,913,000	4,195,000

Total liabilities and partner’s equity	$8,864,000	$9,077,000

Company’s interest in partnership equity	$2,802,000	$4,188,000

	Six months ended	Three months ended
	06/30/2003	06/30/2003
Operating income	$—	$—
Other income	3,412,000	3,352,000
Operating and other expenses	(2,170,000)	(2,089,000)
Interest expense	(118,000)	(42,000)
Depreciation expense	—	—

Net income	$1,124,000	$1,221,000

Company’s equity in earnings of non-consolidated joint venture	$899,000	$977,000

1925 K Street The following is a summary of the financial position and pre-tax operating results of 1925 K Associates LLC as of the dates presented:

	06/30/2003	12/31/2002
Assets
Cash	$571,000	$562,000
Building and equipment, net	27,073,000	27,502,000
Other assets	549,000	745,000

Total assets	$28,193,000	$28,809,000

Liabilities and members’ equity
Mortgages and notes	$20,323,000	$20,385,000
Other liabilities	451,000	570,000

Total liabilities	$20,774,000	$20,955,000

Members’ equity	7,419,000	7,854,000

Total liabilities and members’ equity	$28,193,000	$28,809,000

Company’s interest in members’ equity	$6,629,000	$6,736,000

	Six months ended	Three months ended
	06/30/2003	06/30/2003
Operating income	$1,921,000	$994,000
Other income	362,000	119,000
Operating and other expenses	(993,000)	(526,000)
Interest expense	(377,000)	(188,000)
Depreciation expense	(545,000)	(226,000)

Net income	$368,000	$173,000

Company’s equity in earnings of non-consolidated joint venture	$313,000	$147,000

Madison Building The following is a summary of the financial position and pre-tax operating results of Madison Building Associates LLC as of the dates presented:

	06/30/2003	12/31/2002
Assets
Cash	$282,000	$256,000
Building and equipment, net	17,133,000	17,352,000
Other assets	569,000	468,000

Total assets	$17,984,000	$18,076,000

Liabilities and members’ equity
Mortgages and notes	$14,475,000	$14,562,000
Other liabilities	315,000	277,000

Total liabilities	14,790,000	14,839,000

Members’ equity	$3,194,000	$3,237,000

Total liabilities and members’ equity	$17,984,000	$18,076,000

Company’s interest in members’ equity	$2,048,000	$2,105,000

	Six months ended	Three months ended
	06/30/2003	06/30/2003
Operating income	$1,154,000	$560,000
Other income	—	—
Operating and other expenses	(341,000)	(124,000)
Interest expense	(460,000)	(237,000)
Depreciation expense	(238,000)	(110,000)

Net income	$115,000	$89,000

Company’s equity in earnings of non-consolidated joint venture	$29,000	$22,000

Waterfront Associates The following is a summary of the financial position of Waterfront Associates LLC as of the dates presented:

	06/30/2003	12/31/2002
Assets
Cash	$290,000	$124,000
Building and equipment, net	26,862,000	18,449,000
Other assets	274,000	466,000

Total assets	$27,426,000	$19,039,000

Liabilities and members’ equity
Mortgages and notes	$—	$—
Other liabilities	1,126,000	680,000

Total liabilities	1,126,000	680,000

Members’ equity	$26,300,000	$18,359,000

Total liabilities and members’ equity	$27,426,000	$19,039,000

Company’s interest in members’ equity	$18,359,000	$18,359,000

In addition to the material equity investments discussed above, the Company is also an equity partner in the following immaterial joint ventures:

Third Street SW Investors The Company owns a 1% interest in Third Street SW Investors LP and is the sole general partner. Third Street SW Investors owns the leasehold interest in a parcel of ground located in Southwest Washington, DC on which there are two apartment buildings known at Town Center Plaza Apartments.

Tech-High Leasing Tech-High Leasing Company is a general partnership in which the Company owns a 50% non-controlling interest. Tech-High Leasing Company is an investor in a partnership that is the owner of an office building in Dallas, Texas and is currently not entering into new leasing arrangements.

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

Congressional South In December 2002, the Company contributed approximately $2.8 million in exchange for a 25% interest in an existing joint venture called Congressional South Associates LLC. Congressional South is redeveloping a shopping center in Rockville, Maryland. In addition, Congressional South owns a parcel of adjacent ground, which has been leased on a long-term, net basis to a national multi-family housing developer who is constructing an apartment building on the site.

Below is a combined, condensed summary of the financial position and operating results of these immaterial entities as of the dates presented:

	06/30/2003	12/31/2002
Assets
Cash	$440,000	$947,000
Building and equipment, net	19,600,000	19,432,000
Other assets	9,210,000	8,539,000

Total assets	$29,250,000	$28,918,000

Liabilities and equity
Mortgages and notes	$28,729,000	$28,312,000
Other liabilities	$174,000	$2,233,000

Total liabilities	28,903,000	30,545,000

Equity (deficit )	$347,000	$(1,627,000)

Total liabilities and equity	$29,250,000	$28,918,000

Company’s interest in equity	$3,334,000	$3,313,000

	Six months ended		Three months ended
	06/30/2003	06/30/2002	06/30/2003	06/30/2002
Operating income	$1,580,000	$2,064,000	$512,000	$1,010,000
Other income	9,000	43,000	4,000	20,000
Operating and other expenses	(1,328,000)	(1,621,000)	(322,000)	(799,000)
Interest expense	(171,000)	(198,000)	(84,000)	(98,000)
Depreciation expense	(47,000)	(49,000)	(23,000)	(25,000)

Net income	$43,000	$239,000	$87,000	$108,000

Company’s equity in earnings of non-consolidated joint ventures	$107,000	$148,000	$68,000	$49,000

4.    Commitments and contingencies

Financial commitments

At June 30, 2003, the Company had approximately $650,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. A portion of this loan has also been guaranteed by the other third-party member of 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default which must be cured within 30 days.

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

5.    Discontinued operations

On May 30, 2003, the Company sold to a third party its Maplewood Manor nursing home in Lakewood, New Jersey. Prior to the sale of the nursing home, the Company had leased the property to a third-party operator on a net lease basis. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid to the Company in cash with the balance of the purchase price, $2,600,000, given as a charitable gift to the purchaser, a charitable organization, by the Company.

The operating results and related gain on sale of the Maplewood nursing home are classified as discontinued operations in the Company’s statement of operations in accordance with FAS 144. The following summary presents the operating results of the Maplewood nursing home as of the dates presented.

	Three months ended		Six months ended
	6/30/03	6/30/02	6/30/03	6/30/02
Operating income	$83,000	$152,000	$234,000	$304,000
Depreciation expense	—	(34,000)	(34,000)	(68,000)
Gain on sale of assets	2,851,000	—	2,851,000	—
Provision for income taxes	(1,175,000)	(51,000)	(1,225,000)	(102,000)

Discontinued operations, net of tax	$1,759,000	$67,000	$1,826,000	$134,000

6.    Income taxes

FAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effects of income taxes that result from the Company’s activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted. The Company and its subsidiaries file a consolidated federal income tax return.

The Company’s provision for income taxes for the six months ended June 30, 2003, includes a provision for income taxes on income from continuing operations as well as a provision for income taxes on the discontinued operations. The sale of the Maplewood Manor nursing home is part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale is deferred. As a result, the Company has recognized a deferred tax liability in anticipation of the payment of tax on the gain in future periods. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year to date earnings through June 30, 2003.

7.    Segment information

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for the following categories: Home and Other Construction, Commercial Rental, Residential Rental, and Hotel Operations. Home and Other Construction consists of residential home building as well as renovation projects and land development. Commercial Rental focuses on providing office and retail space for various types of tenants, ranging from retail to governmental agencies. Residential Rental focuses on providing housing throughout the Washington, DC metropolitan area. Hotel Operations focuses on the ownership of our two hotel properties. Finally, interest and other revenue is composed of various activities. The Company is not involved in any operations in countries other than the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon gross operating income from the combined properties in each segment.

The Company’s reportable segments are a consolidation of related subsidiaries and affiliates that offer different products. They are managed separately as each segment requires different operating, pricing, and leasing strategies.

	For the Six Months Ended
	6/30/03	6/30/02
Revenues:
Home sales & other construction	$183,000	$6,812,000
Commercial rental	7,915,000	20,480,000
Residential rental	1,403,000	1,391,000
Hotel operations	3,989,000	3,884,000
Interest & other	2,673,000	2,491,000
Consolidation entries	84,000	—

Total	16,247,000	35,058,000

Gross operating income:
Home sales & other construction	44,000	790,000
Commercial rental	2,569,000	11,600,000
Residential rental	298,000	504,000
Hotel operations	992,000	1,132,000
Interest & other	(764,000)	(2,458,000)
SG&A	(1,900,000)	(1,264,000)
Income taxes and minority interest	(371,000)	(7,244,000)
Consolidation entries	84,000	1,366,000

Total	952,000	4,426,000

Assets:
Home & other construction	12,710,000	1,515,000
Commercial rental	85,816,000	131,976,000
Residential rental	2,523,000	2,720,000
Hotel management	6,908,000	10,409,000
Investments	109,432,000	—
Other	34,146,000	97,748,000
Income taxes receivable	2,415,000	—
Consolidation entries	403,000	203,000

Total	$254,353,000	$244,571,000

	For the Three Months Ended
	6/30/03	6/30/02
Revenues:
Home sales & other construction	$—	$4,043,000
Commercial rental	3,943,000	10,452,000
Residential rental	704,000	700,000
Hotel operations	2,299,000	2,346,000
Interest & other	1,708,000	1,485,000
Consolidation entries	108,000	—

Total	8,762,000	19,026,000

Gross operating income:
Home sales & other construction	—	541,000
Commercial rental	1,345,000	5,505,000
Residential rental	185,000	222,000
Hotel operations	716,000	825,000
Interest & other	18,000	(1,012,000)
SG&A	(831,000)	(604,000)
Income taxes and minority interest	(337,000)	(3,533,000)
Consolidation entries	84,000	604,000

Total	$1,180,000	$2,548,000

8.    Subsequent events

On July 10, 2003, the Company acquired 85% of the membership interests in Victoria Place Apartments, LLC. An unaffiliated investor acquired the remaining 15% membership interest as part of the same transaction. Victoria Place owns and operates a recently completed 364 unit apartment complex of the same name, which is located in Orange County, Florida. The purchase price for Victoria Place was $39,500,000. The Company provided $8,500,000 of the purchase price from available funds, while the unaffiliated investor provided $1,500,000. The balance of the purchase price was funded by a $34,120,000 permanent, non-recourse 10-year mortgage on the property from Deutsche Bank Mortgage Capital, L.L.C. $30,620,000 of the mortgage was disbursed at closing and the remaining $3,500,000 will be disbursed to the purchasers when certain occupancy and debt service coverage goals are achieved. The loan bears interest at 4.72% per annum.

On July 15, 2003, the Company invested $400,000 in exchange for a 33 1/3% interest in Selborne House at St. Marks Owner, LLC (“Selborne House”), which is developing an 80 unit age-restricted apartment community in Montgomery County, Maryland. The development and construction of the community will be financed by a $7,100,000 construction loan provided by Riggs Bank, N.A. The Company provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33 1/3% of the construction loan, which is also guaranteed by the other members of Selborne House. The current carrying amount of the liability, if any, for the Company’s obligations under the guarantee will be reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, in accordance with FIN 45. Additionally, the Company, along with the other members of Selborne House, have jointly and severally guaranteed the completion of the project on a timely basis.

On July 24, 2003, the Company invested $1,000,000 in exchange for a 66.65% interest in Cigar Factory, LLC. Cigar Factory, LLC owns a warehouse in Philadelphia, PA, which will be redeveloped into a 35 unit for-sale condominium property, together with parking and associated spaces. Cigar Factory, LLC has obtained an acquisition and construction loan in the amount of $5,370,000. The Company has provided a payment guarantee for $3,580,179 of the loan, with the balance guaranteed by the other members of Cigar Factory, LLC. The current carrying amount of the liability, if any, for the Company’s obligations under the guarantee will be reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, in accordance with FIN 45.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

We apply certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K for the period ended December 31, 2002. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and bases our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

The Company believes that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements.

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

Results of Operations

Residential Land Development and Construction

During the first quarter of 2003, the Company completed the Yorkshire Knolls residential subdivision by selling the one remaining home in inventory. During the first two quarters of 2002, the Company sold 41 homes and 4 lots. Year to date operating profit from the sale of homes and lots was $44,000 and $647,000 in 2003 and 2002, respectively.

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

Residential Rental Property

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Residential rental property revenues for the second quarter of 2003 were $704,000, a $4,000 increase over second quarter 2002 revenues of $700,000. Expenses during the second quarter of 2003 were $477,000, which is a slight decrease from the prior year second quarter expenses of $478,000. Operating profit for the second quarter 2003 was $227,000 an increase of $5,000 over the prior year operating profit of $222,000.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenues from the Company’s residential rental properties were $1,403,000 during the first six months of 2003, which was a slight increase over the prior year revenues of $1,391,000 during the same period. Operating costs during the first six months of 2003 were $1,021,000, a 16% increase over the prior year operating expenses of $877,000. Operating profit for the first six months of 2003 was $382,000 compared to $514,000 for the same period of 2002. The increase in rental expenses is due to increased snow removal costs associated with the severe winter weather conditions in the region during the first quarter of 2003, increased maintenance costs, and increased heating costs.

Commercial Rental Property

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Commercial rental revenue for the second quarter of 2003 was $3,943,000 compared to $10,452,000 in the second quarter of 2002. Second quarter 2003 operating expenses were $2,598,000, a 47% decrease over 2002’s second quarter operating expenses of $4,947,000. Net operating income from our commercial properties was $1,345,000 and $5,505,000 in the second quarter of 2003 and 2002, respectively.

The $6,509,000 decrease in commercial rental revenue over the prior year’s second quarter is primarily attributable to the expiration of the GSA lease at the Waterfront Complex in September 2002, from which the Company earned $6,408,000 in revenues in the second quarter of 2002.

Similarly, the decrease in the second quarter operating expenses is also due primarily to the expiration of the GSA lease. The reduction in expenses relating to the GSA lease is partially offset by an increase in operating expenses at the Company’s Washington Business Park, Paradise Sudley North, and Versar Center properties.

Consequently, the $4,160,000 decrease in operating profit from commercial rental property is due in large part to the expiration of the GSA lease at the Waterfront Complex. Operating profit from the GSA lease was $3,488,000 in the second quarter of 2002. The balance of the decrease in operating profit is attributable to the increase in operating expenses at our Washington Business Park, Paradise Sudley North, and Versar Center properties.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Commercial rental revenue was $7,915,000 during the first six months of 2003 compared to $20,480,000 for the same period in 2002, a decrease of 61%. Expenses for the first six months of 2003 were $5,346,000 as compared to $8,880,000 for the same period in 2002, a decrease of 40%. Operating profit from commercial property operations was $2,569,000 for the first six months of 2003 as compared to $11,600,000 for the same period 2002, a decrease of 78%.

The decrease in rental revenues in the first six months of 2003 is primarily due to the expiration of the GSA lease at the Waterfront Complex, offset in part by increased rental revenues at the Versar Center and Washington Business Park properties. The first six months of 2002 reflected only five months of revenues from the Versar Center, which was acquired on January 31, 2002, while the first six months of 2003 includes a full two quarters of revenues from this property. The increased revenues from Washington Business Park are due primarily to increased occupancy in 2003.

The decrease in operating expenses is largely due to the expiration of the GSA lease, offset in part by increased expenses at the Versar Center. The increase in expenses at the Versar Center is due in part to the fact that the first two quarters of 2003 includes a full six months of Versar activity versus only five months of activity in the first two quarters of 2002. Significant capital expenditures have also been made at the Versar Center during 2003, which result in additional depreciation costs relative to the prior year. Additionally, the Company incurred an increase in snow removal and utility costs across its commercial property portfolio, due to severe weather conditions in the region during the first quarter of 2003.

The decrease in operating income from commercial property is primarily due to the expiration of the GSA lease, offset in part by the additional income from the Washington Business Park and Versar properties, as described above.

Hospitality Properties

Income and expense from hospitality property operations include the results from the Company’s two hotel properties: The Inn at the Colonnade and the Holiday Inn Express.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

	Average Daily Room Rate		Occupancy Rate
	For the three months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
The Inn at the Colonnade	$ 139.06	$ 143.64	74.70%	76.92%
Holiday Inn Express	$ 77.40	$ 84.37	78.82%	65.49%

Revenues from the hospitality properties were $2,299,000 during the second quarter of 2003 as compared to $2,346,000 for the same period in 2002, a decrease of 2%. Second quarter 2003 revenues from the Colonnade reflect a lower occupancy rate of 74.70% as compared to a 76.92% occupancy rate in the same period of 2002. The average daily room rate of $139.06 was $4.58 lower than the same period average daily room rate of $143.64 in 2002. The lower occupancy and average daily rates at the Colonnade are indicative of a continued weak demand in the hospitality industry. Second quarter 2003 revenues from the Holiday Inn Express reflect a higher occupancy rate of 78.82% as compared to a 65.49% occupancy rate in the same period of 2002, which is primarily attributable to increased military operations at neighboring Andrews Air Force Base. The average daily room rate of $77.40 decreased over the same period average daily room rate of $84.37 in 2002. Expenses for the period were $1,582,000 during the second quarter of 2003, an increase of 4% over 2002’s second quarter expenses of $1,521,000. Operating profit from the Company’s two hospitality properties was $717,000 in the second quarter of 2003, a decrease of $108,000 over the prior year second quarter operating profit of $825,000.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

	Average Daily Room Rate		Occupancy Rate
	For the six months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
The Inn at the Colonnade	$ 131.24	$ 134.86	67.36%	65.91%
Holiday Inn Express	$ 74.25	$ 78.41	73.75%	60.18%

Revenues from the Colonnade and the Holiday Inn were $3,989,000 and $3,884,000 during the first six months of 2003 and 2002, respectively, an increase of less than 3%. The increase in occupancy at the Holiday Inn is primarily due to increased military operations at neighboring Andrews Air Force Base. Operating expenses increased from $2,752,000 in the first six months of 2002 to $2,997,000 during the same period of 2003, an increase of 9%. The $245,000 increase in operating expenses is due in part to the cost of snow removal at both properties as a result of the heavier than normal snowfall experienced in the region. Additionally, the Colonnade has incurred higher payroll costs relative to the prior year, in part due to the hiring of a property controller during 2003. Operating profit from the two hospitality properties was $992,000 for the first six months of 2003 as compared to $1,132,000 for the same period in 2002, a decrease of 12%.

Interest Income

The decrease of $451,000 in the second quarter of 2003 over the same period in 2002 is the result of lower interest earned on our investment portfolio due to lower market rates. Year to date, interest income is $1,064,000, which represents a $505,000 decrease relative to the prior year. Once again, the decrease is attributable to lower market rates earned on the investment portfolio compared to the prior year, coupled with reduced amount of our portfolio relative to the prior year, due to the use of funds for investment purposes.

Income from Equity Investments

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Income from equity investments increased from $49,000 in the second quarter of 2002 to $1,214,000 in the same period of 2003. The increase of $1,165,000 is primarily due to equity income recognized on the Company’s WBP Undeveloped Land LLC and 1925 K Associates LLC investments, in the amount of $977,000 and $147,000, respectively. During the second quarter of 2002, the Company did not recognize any income from these two investments, as WBP Undeveloped Land LLC did not sell any parcels of ground, and the 1925 K Associates LLC was formed in late June 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Income from equity investments was $1,348,000 for the first six months of 2003 compared to $148,000 during the same period of 2002. The increase is largely due to income recognized on the Company’s WBP Undeveloped Land LLC and 1925 K Associates LLC investments.

General and Administrative Expense

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

General and administrative expenses increased in the second quarter of 2003 by $227,000 over the same period in 2002. Several factors contribute to the increase in general and administrative expense. Included in the increased expenses are higher pension costs and increased payroll costs associated with the hiring of additional corporate staff in the fourth quarter of 2002 and in the second quarter of 2003. The Company has also incurred additional legal and accounting fees relative to the prior year second quarter, due primarily to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

General and administrative expenses were $1,900,000 during the first six months of 2003 compared to $1,264,000 during the same period of 2002. Increases relative to the prior year include increased salaries of $226,000, increased pension costs of $387,000, and increased legal, accounting, and consulting fees of $246,000, which are offset in part by a decrease in health care and other overhead costs of $130,000 and $186,000, respectively.

Interest Expense

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Interest expense increased by $15,000 during the second quarter of 2003 when compared to the same period of 2002, and reflects the Company’s additional borrowings since the second quarter of 2002. In addition to the additional borrowings discussed on pages 19 and 20 of the 2002 Annual Report to Shareholders, the Company also assumed an outstanding loan balance of $4,200,000 in conjunction with its acquisition of Clarksburg Ridge, as described above. The increased borrowing costs are partially offset by interest capitalized on the Company’s equity invested in the Clarksburg Ridge project.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Year to date interest expense of $3,466,000 is a 7% increase over prior year to date interest expense of $3,236,000. This increase is due to the additional borrowings discussed above, partially offset by the Clarksburg Ridge capitalized interest.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2003, in the amounts of $298,000 and $259,000, respectively, reflects both current and deferred taxes on continuing operations only. The provision for income taxes relating to the Company’s Maplewood Manor nursing home operations and the sale of assets is reflected in the discontinued operations caption.

Minority Interest

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Minority interest expense decreased from $1,847,000 during the second quarter of 2002 to $39,000 in the second quarter of 2003. The decrease of $1,808,000 primarily results from activities involving the Waterfront Complex (described in detail on page 10 of the 2002 Annual Report to Shareholders). During the second quarter of 2002, the lease with the GSA was still in effect and the financial results of operations at the Waterfront Complex were consolidated into the Company’s financial statements. Because the Company was only a 54% owner of the project, a corresponding recognition of minority interest expense for the remaining 46% of the net income was recorded. The termination of the GSA lease, and the subsequent contribution of the Waterfront Complex to an unconsolidated joint venture, resulted in a substantial decrease in minority interest expense relative to the prior year.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Minority interest expense decreased $4,192,000 in the first six months of 2003 when compared to the first six months of 2002. This decease is due largely to the expiration of the GSA lease and the subsequent contribution of the Waterfront Complex to an unconsolidated joint venture during 2002.

Discontinued Operations

On May 30, 2003, the Company completed the sale of its Maplewood Manor nursing home in Lakewood, New Jersey to a third party. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid to the Company in cash with the balance of the purchase price, $2,600,000, paid as a charitable gift to the buyer by the Company. The Company’s gain on the sale of Maplewood Manor, including the charitable contribution of $2,600,000 was $2,851,000 before income taxes. The gain on the sale of Maplewood Manor is further reduced by a provision for income taxes in the amount of $1,225,000 for the six months ended June 30, 2003. The gain on the Maplewood transaction, along with year to date income from the Maplewood operations, is reflected as income from discontinued operations in the June 30, 2003 consolidated statement of operations.

The sale of Maplewood Manor is part of a tax-free exchange under §1031 of the US Internal Revenue Code. As such, the Company will defer for income tax purposes the recognition of the gain on the sale of the nursing home and income taxes will not be paid in the current year on the taxable gain. The Company has accordingly provided for the income taxes and has established a deferred tax liability in accordance with FAS 109, “Accounting for Income Taxes.”

Assets and Liabilities

Total assets have increased from $243,492,000 at December 31, 2002 to $254,353,000, an increase of $10,861,000. The increase in total assets in due primarily to the acquisition of the Clarksburg Ridge land, offset in part by a reduction in our investment portfolio. Total liabilities have increased $8,053,000 in the first six months of 2003 to $119,703,000 at June 30, 2003. This increase is due primarily to the assumption of the Clarksburg Ridge construction loan payable, the NVR, Inc. (“NVR”) deposit on the Clarksburg Ridge lots, and an increase in deferred income taxes payable related to the sale of the Maplewood Manor nursing home.

Land Held for Development

The $12,699,000 increase in land held for development at June 30, 2003 is due entirely to the acquisition of Clarksburg Ridge. Clarksburg Ridge is a tract of undeveloped land, which is subdivided into 159 residential lots. The Company has entered into a development management agreement with a third party for the site grading, street paving, and other infrastructure work to be performed on the site. The developed lots will be sold to NVR in accordance with the terms of a sales contract executed in July 2002.

Income Taxes Receivable

The increase in income taxes receivable from $1,096,000 at December 31, 2002 to $2,415,000 at June 30, 2003 is due to estimated tax payments made by the Company in April and June 2003.

Cash

The increase in cash and cash equivalents is due primarily to the proceeds from the sale of the Company’s Maplewood Manor nursing home in May 2003.

Investments

The $6,162,000 decrease in investments during the first two quarters of 2003 is due to the liquidation of a portion of the Company’s investment portfolio in order to fund the acquisition of the Clarksburg Ridge land.

Construction Loan Payable

The $4,384,000 construction loan payable relates entirely to the Clarksburg Ridge land development project discussed above.

Deposits

The increase in deposits from $812,000 at December 31, 2002 to $3,772,000 largely relates to the NVR deposit on the Clarksburg Ridge residential lots, which is discussed above.

Deferred Income Taxes Payable

The increase in deferred income taxes payable from $4,681,000 at December 31, 2002 to $5,970,000 at June 30, 2003 is primarily due to the deferral of the Company’s tax liability on the gain on the sale of the Maplewood Manor nursing home. As previously discussed, the nursing home sale is part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such the taxable gain on the sale is deferred. In accordance with FAS 109, “Accounting for Income Taxes,” the Company has established a deferred tax liability in anticipation of the payment of its tax liability at a later date.

Liquidity and Capital Resources

The Company continues to fund its on-going operations out of current cash flow. During the six month period ended June 30, 2003, the Company generated $10,131,000 from investing activities, which consisted primarily of $1,442,000 of distributions from equity investments, $6,162,000 of proceeds from the liquidation of investments and proceeds of $3,900,000 from the disposition of Maplewood Manor. These funds were in turn used to finance the Company’s operating and financing activities in the amounts of $5,526,000 and $1,051,000, respectively, and to reduce the Company’s real estate loans payable by $500,000 and for the purchase of land held for development in the amount of $5,498,000. Overall, cash flow from operating, investing, and financing activities resulted in an increase of $3,554,000 in cash and cash equivalents for a total of $8,999,000 at June 30, 2003. A significant portion of the Company’s cash and investment balances will be used in the acquisition of the properties discussed in the subsequent events section, below.

Loan Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. The Company’s partner in 1925 K Associates, LLC has also guaranteed a portion, $766,405, of the loan. Riggs Bank has also placed two covenants on the loan (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) the ratio of net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default that must be cured within 30 days.

The Company has deposited with The Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the Bank. The $2,000,000 represents additional collateral available to the lender on this otherwise non-recourse loan.

Subsequent Events

On July 10, 2003, the Company acquired 85% of the membership interests in Victoria Place Apartments, LLC. An unaffiliated investor acquired the remaining 15% membership interest as part of the same transaction. Victoria Place owns and operates a recently completed 364 unit apartment complex of the same name, which is located in Orange County, Florida. The purchase price for Victoria Place was $39,500,000. The Company provided $8,500,000 of the purchase price from available funds, while the unaffiliated investor provided $1,500,000. The balance of the purchase price was funded by a $34,120,000 permanent, non-recourse 10-year mortgage on the property from Deutsche Bank Mortgage Capital, L.L.C. $30,620,000 of the mortgage was disbursed at closing and the remaining

$3,500,000 will be disbursed to the purchasers when certain occupancy and debt service coverage goals are achieved. The loan bears interest at 4.72% per annum.

On July 15, 2003, the Company invested $400,000 in exchange for a 33 1/3% interest in Selborne House at St. Marks Owner, LLC (“Selborne House”), which is developing an 80 unit age-restricted apartment community in Montgomery County, Maryland. The development and construction of the community will be financed by a $7,100,000 construction loan provided by Riggs Bank, N.A. The Company provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33 1/3% of the construction loan, which is also guaranteed by the other members of Selborne House. The current carrying amount of the liability, if any, for the Company’s obligations under the guarantee will be reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, in accordance with FIN 45. Additionally, the Company, along with the other members of Selborne House, have jointly and severally guaranteed the completion of the project on a timely basis.

On July 24, 2003, the Company invested $1,000,000 in exchange for a 66.65% interest in Cigar Factory, LLC. Cigar Factory, LLC owns a warehouse in Philadelphia, PA, which will be redeveloped into a 35 unit for-sale condominium property, together with parking and associated spaces. Cigar Factory, LLC has obtained an acquisition and construction loan in the amount of $5,370,000. The Company has provided a payment guarantee for $3,580,179 of the loan, with the balance guaranteed by the other members of Cigar Factory, LLC. The current carrying amount of the liability, if any, for the Company’s obligations under the guarantee will be reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, in accordance with FIN 45.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained in the Company’s annual report on Form 10-K dated December 31, 2002, and is incorporated by reference to such Form 10-K.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and included in the Company’s periodic SEC filings relating to the Company (including its subsidiaries).

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

(b)  Reports on Form 8-K

(i) The Company filed a report on Form 8-K, dated April 7, 2003, furnishing its press release dated March 31, 2003, which announced the Company’s earnings for the year ended December 31, 2002.

(ii) The Company filed a report on Form 8-K, dated May 20, 2003, furnishing its press release dated May 14, 2003, which announced the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRESLER & REINER, INC.

By:	/s/ Sidney M. Bresler

Sidney M. Bresler, Chief Executive Officer

/s/ Kelly Metz
Kelly Metz, Chief Accounting Officer

Date:  August 13, 2003