Form 10-Q
period 2003-09-30
BRESLER & REINER INC
filed 2003-11-13
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Company’s common stock as of September 30, 2003 is: 2,738,606.

Bresler & Reiner, Inc.

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	September 30, 2003	Dec. 31, 2002
	(Unaudited)

Assets
Real Estate:
Rental property and equipment	$192,513,000	$112,991,000
Residential lot development	13,691,000	—
Residential building development	4,763,000	—
Homes held for sale	—	121,000
Land held for investment	3,860,000	2,982,000

Real estate, at cost	214,827,000	116,094,000
Less: accumulated depreciation	(24,510,000)	(20,009,000)

Total real estate, net	190,317,000	96,085,000

Assets held for sale, net	2,382,000	3,630,000

Receivables:
Mortgage and notes, affiliates	2,316,000	2,433,000
Mortgage and notes, other	4,735,000	4,222,000
Other	3,376,000	3,135,000
Due from affiliates	—	180,000
Income taxes	2,151,000	1,096,000

Cash and cash equivalents	4,882,000	5,445,000
Restricted cash and deposits held in escrow	7,409,000	3,135,000
Investments	58,901,000	75,835,000
Investment in and advances to joint ventures and partnerships	34,815,000	36,649,000
Deferred charges and other assets, net	12,654,000	11,647,000

Total assets	$323,938,000	$243,492,000

Liabilities and Shareholders’ Equity
Liabilities:
Real estate loans payable	$158,770,000	$100,586,000
Construction loan payable	5,877,000	—
Other Debt	6,000,000	—
Accounts payable, trade	1,026,000	757,000
Accrued expenses	4,848,000	4,812,000
Due to affiliates	221,000	—
Deposits	3,905,000	812,000
Deferred income	—	2,000
Deferred income taxes payable	6,057,000	4,681,000

Total liabilities	186,704,000	111,650,000

Minority interest	15,729,000	13,328,000
Shareholders’ Equity	121,505,000	118,514,000

Total liabilities and shareholders’ equity	$323,938,000	$243,492,000

Bresler & Reiner, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Homebuilding and residential lots	$—	$1,111,000
Other construction, net	—	151,000
Rentals - Apartments	1,420,000	391,000
Rentals - Commercial	3,901,000	10,622,000
Hospitality	2,067,000	1,925,000
Management fees, affiliates	96,000	113,000
Leasing fees, affiliates	3,000	35,000
Interest:
Affiliates	76,000	82,000
Other	455,000	371,000
Gain on sale of realty interests	32,000	28,000
Income from equity investments	120,000	126,000
Other	57,000	182,000

	8,227,000	15,137,000

Costs and Expenses
Cost of homebuilding and residential lots	$—	$721,000
Rental expense - apartments	792,000	318,000
Rental expense - commercial	2,507,000	4,087,000
Hospitality expense	1,710,000	1,466,000
Land development expense	23,000	25,000
General and administrative expense	660,000	1,500,000
Interest expense	2,185,000	2,045,000
Other expenses	2,000	200,000

	7,879,000	10,362,000

Net income before income taxes, minority interest, and discontinued operations	348,000	4,775,000
Provision for income taxes	141,000	854,000
Minority interest	99,000	2,131,000

Net income from continuing operations	108,000	1,790,000

Income from discontinued operations, net of tax	105,000	150,000

Net income	$213,000	$1,940,000

Net income from continuing operations per common share	$0.04	$0.65

Net income from discontinued operations per common share	$0.04	$0.06

Net income per common share	$0.08	$0.71

Weighted average number of common shares outstanding	2,738,606	2,738,606

Bresler & Reiner, Inc.

Consolidated Statements of Operations

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues
Homebuilding and residential lots	$183,000	$7,780,000
Other construction, net	—	294,000
Rentals - Apartments	2,203,000	1,165,000
Rentals - Commercial	11,564,000	30,859,000
Hospitality	6,056,000	5,809,000
Management fees, affiliates	300,000	412,000
Leasing fees, affiliates	8,000	167,000
Interest:
Affiliates	232,000	250,000
Other	1,363,000	1,772,000
Gain on sale of realty interests	94,000	300,000
Income from equity investments	1,468,000	274,000
Other	131,000	246,000

	23,602,000	49,328,000

Costs and Expenses
Cost of homebuilding and residential lots	139,000	6,743,000
Rental expense - apartments	1,498,000	869,000
Rental expense - commercial	7,716,000	12,809,000
Hospitality expense	4,707,000	4,218,000
Land development expense	68,000	75,000
General and administrative expense	2,560,000	2,764,000
Interest expense	5,651,000	5,281,000
Other expenses	12,000	590,000

	22,351,000	33,349,000

Net income before income taxes, minority interest, and discontinued operations	1,251,000	15,979,000
Provision for income taxes	232,000	3,554,000
Minority interest	211,000	6,435,000

Net income from continuing operations	808,000	5,990,000

Income from discontinued operations, net of tax	2,183,000	510,000

Net income	$2,991,000	$6,500,000

Net income from continuing operations per common share	$0.30	$2.19

Net income from discontinued operations per common share	$0.79	$0.18

Net income per common share	$1.09	$2.37

Weighted average number of common shares outstanding	2,738,606	2,738,799

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities:
Net income	$2,991,000	$6,500,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,807,000	4,915,000
Gain on sale of realty interests	(94,000)	(300,000)
Gain on sale of Maplewood Manor	(2,851,000)	—
Income from equity investments	(1,468,000)	(274,000)
Changes in other assets and liabilities:
Residential lot development	(6,478,000)	—
Residential building development	(2,290,000)	—
Construction in process	—	3,232,000
Assets held for sale	16,000
Homes held for sale	121,000	358,000
Mortgages and notes receivable	(543,000)	498,000
Income taxes receivable	(1,055,000)	(406,000)
Cash deposits held in escrow	(774,000)	(1,720,000)
Distribution to minority partners	(40,000)	4,138,000
Other assets	(698,000)	1,720,000
Other liabilities	4,559,000	2,703,000

Total adjustments	(5,788,000)	14,864,000

Net cash (used in) provided by operating activities	(2,797,000)	21,364,000

Investing activities:
Distributions from (investment in) joint ventures	3,302,000	(8,649,000)
Increase (decrease) in investments in municipal bonds	16,934,000	(10,576,000)
Proceeds from sale of Maplewood Manor	3,900,000	—
Investments in loans to an unaffiliated company		(5,587,000)
Purchase of rental property, equipment and other	(54,677,000)	(13,079,000)
Residential building development	(2,473,000)	—

Net cash used in investing activities	(33,014,000)	(37,891,000)

Financing activities:
Proceeds from real estate and other loans	38,115,000	38,010,000
Repayment of notes and real estate loans payable	(737,000)	(14,563,000)
Increase in deferred charges	(2,130,000)	(3,605,000)
Purchase of treasury stock	—	(14,000)

Net cash provided by financing activities	35,248,000	19,828,000

Net (decrease) increase in cash and cash equivalents	(563,000)	3,301,000

Cash and cash equivalents, beginning of year	5,445,000	3,129,000

Cash and cash equivalents, end of period	$4,882,000	$6,430,000

	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,838,000	$5,142,000
Income taxes (current and estimated)	1,327,000	4,847,000

Supplemental disclosures of non-cash activities:
Cash deposits received	3,173,000	243,000
Cash deposits refunded	80,000	424,000
Acquisition of Sarnia liabilities and mortgage note payable	—	9,871,000
Debt assumed on Clarksburg Ridge acquisition	4,338,000	—
Debt assumed on Fountains acquisition	24,845,000
Deposit liability assumed on Clarksburg Ridge acquisition	2,875,000
Lender holdback on Victoria Place loan	3,500,000
Hazardous materials accrual		3,000,000

Bresler & Reiner, Inc.

Notes to Financial Statements

1. Summary of significant accounting policies:

Organization and principles of consolidation

Bresler & Reiner, Inc. (together with its subsidiaries, “we”, “us”, or “the Company”) engages in the acquisition, development, ownership, and management of commercial and residential real estate located primarily in the Washington, DC and Orlando, Florida metropolitan areas. In addition, we participate in residential land development and hotel management activities, also in the Washington DC area.

The consolidated financial statements of the Company include the accounts of Bresler & Reiner, Inc., its wholly owned subsidiaries, and entities which the Company controls or, for entities created after January 31, 2003, entities that are required to be consolidated under FASB Interpretation No. 46. Entities which the Company does not control, or entities created after January 31, 2003 that are not required to be consolidated under FASB Interpretation No. 46, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Earnings per share

The Company has no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each quarter (2,738,606 average shares outstanding for both the three months ending September 30, 2003 and for the three months ending September 30, 2002 and 2,738,606 and 2,738,799 for the nine months ending September 30, 2003 and September 30, 2002, respectively).

Comprehensive income

Except for net income, the Company does not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

New accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.

For entities created prior to January 31, 2003 the effective date of the Interpretation is the first interim or annual period ending after December 15, 2003. If it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. As described below in note number 3, the Company is an investor in several joint ventures or partnerships, which were created before January 31, 2003. In instances where we have a controlling interest in the entity we consolidate the entities. We are currently reviewing the application of FIN 46 to these investments in order to determine whether we are required to consolidate any of our joint ventures into our financial statements. The consolidation of any of our equity investments under FIN 46 may have a significant impact on our balance sheet and our financial position. Note number 3 below provides summary financial statements of all of our equity investments that may be subject to consolidation under FIN 46.

In May 2003, the FASB issued FAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. The statement requires companies to classify as a liability a financial instrument that is mandatorily redeemable – that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Furthermore, the statement requires that when the amount that would be paid under a contract that is classified as a liability varies, the instrument should be carried at the amount that would be due if the instrument were settled on the reporting date.

The statement is applicable to non-wholly owned subsidiaries that have a limited life. If a subsidiary has a limited life (is required by its articles of incorporation or other legal requirements to be liquidated on a specified date) it will be required to transfer its assets to its interest holders on a specified date. The membership interests in the subsidiary would therefore be considered mandatorily redeemable. Thus the minority member’s interest in the subsidiary must be classified as a liability in the parent’s consolidated financial statements. Furthermore, since the minority members participate in changes in the value of the net assets of the subsidiary, they must be carried on the balance sheet of the parent at liquidation value.

In October 2003, the FASB voted to defer indefinitely the application of FAS 150 as it relates to non-wholly owned subsidiaries that have a limited life. The Company has therefore not adopted FAS 150 as it relates to non-wholly owned subsidiaries that have a limited life and will evaluate in the future whether adoption of this section of the Interpretation is necessary. Since the Company is an investor in several joint ventures or partnerships that have a limited life, which we consolidate on our balance sheet by recording the assets and liabilities of the entity and recognizing minority interest representing the minority owner’s share of equity as of the balance sheet date, adoption of this section of FAS 150 could have a significant impact on our consolidated financial statements. The Company has adopted all FAS 150 requirements not related to non-wholly owned subsidiaries that have a limited life. Adoption of these sections of and Interpretation had no impact on the Company’s Consolidated Financial Statements.

Discontinued operations

Effective January 1, 2002, the Company adopted the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” Among other things, FAS 144 establishes criteria for classifying a component of an entity as “discontinued operations.” In accordance with FAS 144, the Company has reported the operations of its Maplewood Manor nursing home as well as the gain on the sale of the nursing home, as discontinued operations in its statements of operations for the periods presented. The Company has also reported as discontinued operations in its statements of operations for the periods presented, the operations of a 116 unit apartment complex, an approximately 15,000 square foot commercial office building and five commercial properties currently leased to convenience store operators, that the Company is currently holding for sale (see Note 5 below).

Reclassifications

Certain previously reported balances have been reclassified to conform to current year classification.

2. Significant acquisitions

On March 18, 2003, the Company purchased a 100% interest in Clarksburg Ridge, LLC (“LLC”) for an aggregate purchase price of $12,200,000. The LLC owns a parcel of undeveloped residential land in Clarksburg, Maryland which is subdivided into 159 residential lots. The parcel is commonly referred to as Clarksburg Ridge. Simultaneous with the acquisition, the Company entered into an approximately

$7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, the LLC had entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots. With the execution of the sales contract, NVR paid the LLC a non-refundable deposit of $4,950,000. Also in July 2002, the LLC had entered into a loan agreement with Columbia Bank (“Bank”) for the acquisition, development, interest reserve, and real estate taxes associated with the property. The purchase price of the LLC consisted of $5,000,000 in cash from the Company, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment was made in the NVR sales contract to reflect the return of deposit monies.

In accordance with the provisions of FAS 141, “Business Combinations,” the Company has reflected on its balance sheet the fair value of the NVR contract that was acquired with the purchase of the LLC. The fair value of the contract was determined to be $6,166,000 and is a component of the $13,691,000 of residential lot development as reported on the Company’s September 30, 2003 consolidated balance sheet. The value of the NVR contract was determined by estimating the present value of the future expected cash flows from NVR, less the present value of the anticipated development costs, as required under FAS 141. No goodwill was recorded in connection with this transaction.

On July 10, 2003, the Company acquired 85% of the membership interests in Victoria Place Apartments, LLC (Victoria Place). An unaffiliated investor acquired the remaining 15% membership interest as part of the same transaction. Victoria Place owns and operates a 364 unit apartment complex of the same name, which is located in Orange County, Florida. The purchase price for Victoria Place was $39,500,000. The Company provided $8,500,000 of the purchase price from available funds, while the unaffiliated investor provided $1,500,000. The balance of the purchase price was funded by a $34,120,000 permanent, non-recourse 10-year mortgage on the property. $30,620,000 of the mortgage was disbursed at closing and the remaining $3,500,000 will be disbursed to the purchasers when certain occupancy and debt service coverage goals are achieved. The loan bears interest at 4.72% per annum. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we have consolidated the assets and liabilities of the partnership on our consolidated balance sheet, since the voting rights lie primarily with the Company. In accordance with the provisions of FAS 141, “Business Combinations,” the Company has reflected on its balance sheet the fair value of the in-place leases which were determined to be $172,000. The accompanying consolidated statements of operations include the results of Victoria Place for the period beginning with the date of the acquisition through September 30, 2003.

On July 15, 2003, the Company invested $400,000 in exchange for a 33 1/3% interest in Selborne House at St. Marks Owner, LLC (“Selborne House”), which is developing an 80 unit age-restricted apartment community in Montgomery County, Maryland. The development and construction of the community is being financed by a $7,100,000 construction loan. The Company provided an unconditional and irrevocable payment guaranty to the lender for 33 1/3% of the balance outstanding under the construction loan, which is also guaranteed by the other members of Selborne House. Additionally, the Company, along with the other members of Selborne House, have jointly and severally guaranteed the completion of the project on a timely basis. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the company has recorded a $60,000 liability for the fair value of the obligations undertaken in issuing the guarantees (see Note 4 below). In accordance with Statement of Position 78-9 and APB Opinion No. 18, we have accounted for our investment in the joint venture by the equity method, rather than consolidating the assets and liabilities of the partnership on our balance sheet, since the Company has a less than controlling interest in the joint venture.

On July 24, 2003, the Company invested $1,000,000 in exchange for a 66.6% interest in Cigar Factory Apartments L.P. (“Cigar Factory”). Cigar Factory owns a warehouse in Philadelphia, PA, which will be redeveloped into a 35 unit for-sale condominium property, together with parking and associated spaces. Cigar Factory has obtained an acquisition and construction loan in the amount of $5,370,000. The Company has provided a payment guarantee for $66.6% of the loan balance outstanding, with the remaining balance guaranteed by the other members of Cigar Factory. We have consolidated the assets and liabilities of the partnership on our consolidated balance sheet, in accordance with Statement of Position 78-9 and APB Opinion No. 18, since the Company has a controlling interest in the joint venture.

On August 27, 2003 the Company invested $2,375,000 for a 95% interest in 699 North Broad Street Associates, L.P. (“699 North Broad”). On the same date 699 North Broad acquired a historic building in

Philadelphia, PA, called the Divine Lorraine, which will be redeveloped into an approximately 130 unit apartment property. The purchase price of the property was $2,295,000. Since the Company has a controlling interest in the partnership, we have consolidated the partnership’s assets and liabilities on our consolidated balance sheet, in accordance with Statement of Position 78-9 and APB Opinion No. 18.

On September 25, 2003 the Company acquired a 400 unit apartment community, located in Orange County, Florida, called The Fountains at Waterford Lakes (“The Fountains”). The purchase price of The Fountains was $35,100,000, which was paid in part by the assumption of a $24,600,000 permanent, non-recourse mortgage on the property. The loan bears interest at 5.00% per annum and is non-amortizing, with the outstanding principal balance due and payable in December 2007. No prepayments on the loan are permitted prior to December 2005. The remainder of the purchase price was paid in cash, $6,000,000 of which was funded through an unsecured, recourse loan to the Company. The non-amortizing loan bears interest at LIBOR plus 195 basis points per annum, matures September 2005, and has no prepayment penalty. Covenants on the loan include requirements that the company maintain, on a consolidated basis, a net worth of not less than $75,000,000, liquid assets (consisting of cash, United States government securities and municipal bonds with investment grade credit ratings) of not less than $30,000,000 and net income per each fiscal year of not less than $3,000,000. In accordance with the provisions of FAS 141, “Business Combinations,” the Company has reflected on its balance sheet the fair value of the assumed loan, which was determined to be $24,846,000 and the fair value of the in-place leases which were determined to be $119,000. The accompanying consolidated statements of operations include the results of The Fountains for the period beginning with the date of the acquisition through September 30, 2003.

The following unaudited pro forma statements reflect the Company’s results of operations as if these acquisitions had occurred on the first day of each of the following periods:

	9 Months ended Sept. 30, 2003	9 Months ended Sept. 30, 2002
Revenue	$28,060,000	$52,431,000
Net Income	$2,842,000	$6,287,000
Net income per share	$1.04	$2.30

	3 Months ended Sept. 30, 2003	3 Months ended Sept. 30, 2002
Revenue	$9,178,000	16,305,000
Net Income	$181,000	1,706,000
Net income per share	$0.07	$0.62

3. Investment in and advances to joint ventures and partnerships

For entities created prior to January 31, 2003, or entities that are not deemed to be variable interest entities, the Company accounts for its investments in non-consolidated partnerships and joint ventures in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In instances where we exert control over a joint venture or partnership, we consolidate the investment and a minority interest is recognized in the consolidated financial statements of the Company. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners’ share of the income or loss of the consolidated joint venture or partnership. We evaluate control primarily based on the investors’ relative voting rights in the joint venture or partnership. We consolidate our investments in the joint ventures in which the voting rights lie primarily with the Company. In some instances, the Company has a less than controlling interest in the partnership, and therefore accounts for its interest by the equity method, rather than consolidating the assets and liabilities of the partnership on its balance sheet.

For entities created after January 31, 2003, that are deemed to be variable interest entities, the Company accounts for its investments in non-wholly-owned partnerships and joint ventures in accordance with FIN46. If the Company is subject to a majority risk of loss from the entity’s activities or entitled to receive a majority of the entity’s residual returns or both, then we consolidate our investment in the joint venture. If the Company is not subject to a majority risk of loss from the entity’s activities or entitled to receive a majority of the entity’s residual returns or both, then the Company accounts for its investment by the equity method.

At June 30, 2003 the Company’s investments in material non-consolidated joint ventures and partnerships consisted of:

WBP Undeveloped Land The following is a summary of the financial position and pre-tax operating results of WBP Undeveloped Land, LLC as of the dates presented:

	09/30/2003	12/31/2002

Assets
Cash	$—	$—
Land held for investment	5,432,000	7,240,000
Other assets	902,000	1,837,000

Total assets	$6,334,000	$9,077,000

Liabilities and members’ equity
Mortgages and notes	$5,000,000	$4,868,000
Other liabilities	302,000	14,000

Total liabilities	$5,302,000	$4,882,000

Members’ equity	$1,032,000	$4,195,000

Total liabilities and members’ equity	$6,334,000	$9,077,000

Company’s interest in members’ equity	$775,000	$4,188,000

	Nine months ended 09/30/2003	Three months ended 09/30/2003

Operating income	$—	$—
Other income	3,412,000	—
Operating and other expenses	(2,262,000)	(92,000)
Interest expense	(201,000)	(83,000)
Depreciation expense	—	—

Net income (loss)	$949,000	$(175,000)

Company’s equity in earnings of non-consolidated joint venture	$759,000	$(140,000)

1925 K Street The following is a summary of the financial position and pre-tax operating results and pre-tax operating results of 1925 K Associates LLC as of the dates presented:

	09/30/2003	12/31/2002

Assets
Cash	$283,000	$562,000
Building and equipment, net	26,850,000	27,502,000
Other assets	657,000	745,000

Total assets	$27,790,000	$28,809,000

Liabilities and members’ equity
Mortgages and notes	$20,271,000	$20,385,000
Other liabilities	347,000	570,000

Total liabilities	20,618,000	20,955,000

members’ equity	$7,172,000	$7,854,000

Total liabilities and members’ equity	$27,790,000	$28,809,000

Company’s interest in members’ equity	$6,608,000	$6,736,000

	Nine months ended 09/30/2003	Three months ended 09/30/2003	Three and Nine months ended 9/30/2002
			(property acquired June 2002)

Operating income	$2,860,000	$939,000	$886,000
Other income	782,000	420,000	77,000
Operating and other expenses	(1,513,000)	(520,000)	(492,000)
Interest expense	(556,000)	(179,000)	(230,000)
Depreciation expense	(964,000)	(419,000)	(250,000)

Net income (loss)	$609,000	$241,000	$(9,000)

Company’s equity in earnings of non-consolidated joint venture	$518,000	$205,000	$(8,000)

Madison Building The following is a summary of the financial position and pre-tax operating results of Madison Building Associates LLC as of the dates presented:

	09/30/2003	12/31/2002

Assets
Cash	$280,000	$256,000
Building and equipment, net	17,093,000	17,352,000
Other assets	503,000	468,000

Total assets	$17,876,000	$18,076,000

Liabilities and members’ equity
Mortgages and notes	$14,445,000	$14,562,000
Other liabilities	325,000	277,000

Total liabilities	14,770,000	14,839,000

Members’ equity	$3,106,000	$3,237,000

Total liabilities and members’ equity	$17,876,000	$18,076,000

Company’s interest in members’ equity	$1,977,000	$2,105,000

	Nine months ended	Three months ended	Three and nine months ended
	09/30/2003	09/30/2003	09/30/2002
			(property acquired August 2002)

Operating income	$1,803,000	$649,000	$247,000
Operating and other expenses	(622,000)	(281,000)	(49,000)
Interest expense	(697,000)	(237,000)	—
Depreciation expense	(328,000)	(90,000)	—

Net income	$156,000	$41,000	$198,000

Company’s equity in earnings of non-consolidated joint venture	$39,000	$10,000	$49,000

Waterfront Associates The following is a summary of the financial position of Waterfront Associates LLC as of the dates presented:

	09/30/2003	12/31/2002

Assets
Cash	$—	$124,000
Building and equipment, net	28,685,000	18,449,000
Other assets	297,000	466,000

Total assets	$28,982,000	$19,039,000

Liabilities and members’ equity
Mortgages and notes	$—	$—
Other liabilities	1,081,000	680,000

Total liabilities	$1,081,000	$680,000

Members’ equity	$27,901,000	$18,359,000

Total liabilities and members’ equity	$28,982,000	$19,039,000

Company’s interest in members’ equity	$18,359,000	$18,359,000

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

Builders Leasing The Company owns a 20% non-controlling interest in Builders Leasing Company, which owns transportation barges, and is currently not entering into new equipment leases.

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

Selborne House In July, 2003, the Company invested $400,000 in exchange for a 33 1/3% interest in Selborne House at St. Marks Owner, LLC (“Selborne House”), which is developing an 80 unit age-restricted apartment community in Montgomery County, Maryland (see Note 2 above).

Below is a combined, condensed summary of the financial position and operating results of these immaterial entities as of the dates presented:

	September 30, 2003	Dec. 31, 2002

Assets
Cash	$1,254,000	$947,000
Building and equipment, net	21,513,000	19,432,000
Other assets	6,594,000	8,539,000

Total assets	$29,361,000	$28,918,000

Liabilities and members’ equity
Mortgages and notes	$26,963,000	$28,312,000
Other liabilities	1,521,000	2,233,000

Total liabilities	28,484,000	30,545,000

Equity (deficit)	877,000	(1,627,000)

Total liabilities and equity	$29,361,000	$28,918,000

Company’s interest in equity	$3,779,000	$3,313,000

	Nine months ended		Three months ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Operating income	$2,949,000	$2,478,000	$1,369,000	$729,000
Other income	64,000	1,141,000	55,000	783,000
Operating and other expenses	(2,853,000)	(2,289,000)	(1,525,000)	(674,000)
Interest expense	(253,000)	(293,000)	(82,000)	(95,000)
Depreciation expense	(94,000)	(96,000)	(47,000)	(32,000)

Net (loss) income	$(187,000)	$941,000	$(230,000)	$711,000

Company’s equity in earnings of non-consolidated joint ventures	$132,000	$230,000	$25,000	$59,000

4. Commitments and Contingencies

Financial commitments

At September 30, 2003, the Company had approximately $327,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. A portion of this loan has also been guaranteed by the other third-party member of 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default which must be cured within 30 days. The Company and 1925 K Associates, LLC have been in compliance with all requirements and covenants under the loan since its inception.

The Company has deposited with Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the Bank. The $2,000,000 represents additional collateral available to the lender on this otherwise non-recourse loan.

The Company has provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC (Selborne House). The other members of Selbourne House have guaranteed the remaining balance under the loan. The loan matures January 2006 and may be extended for 5 years at the option of the borrower. The company’s payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, the Company, along with the other members of Selborne House, has jointly and severally guaranteed the completion of the project prior to July 2005. The guarantee requires the guarantors to either: (1) perform, complete and pay for the construction required by the loan agreement, if the borrower shall fail to perform or complete such work, or (2) to reimburse the bank for all costs and expenses incurred by the bank should it exercise its right under the loan agreement to take possession of the property and complete the construction itself. In accordance with FIN 45, the company has recorded a $60,000 liability for the fair value of the obligations undertaken in issuing the payment and completion guarantees. The outstanding balance under the loan totaled $762,000 as of September 30, 2003.

The Company has guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. The Company, together with the other members of Cigar Factory, has also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. The outstanding balance under the loan totaled $690,000 as of September 30, 2003.

Litigation

The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management’s opinion, would result in any material adverse effect on the Company’s ownership, financial condition, management, or operation of its properties.

5. Discontinued operations

On May 30, 2003, the Company sold to a third party its Maplewood Manor nursing home in Lakewood, New Jersey. Prior to the sale of the nursing home, the Company had leased the property to a third-party operator on a net lease basis. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid to the Company in cash with the balance of the purchase price, $2,600,000, given as a charitable gift to the purchaser, a charitable organization, by the Company. The operating results and related gain on sale of the Maplewood nursing home are classified as discontinued operations in the Company’s statement of operations, in accordance with FAS 144.

The Company is currently holding for sale a 116 unit apartment complex, an approximately 15,000 square foot commercial office building and five commercial properties currently leased to convenient store operators. In accordance with FAS 144, the operating results of these properties are classified as discontinued operations in the Company’s statement of operations.

The following summary presents the combined operating results of the nursing home, the apartment complex, the commercial office building and the five commercial properties, as of the dates shown below:

	Three months ended		Nine months ended
	9/30/03	9/30/02	9/30/03	9/30/02

Operating Income	$224,000	$316,000	$978,000	$1,050,000
Depreciation Expense	(49,000)	(66,000)	(183,000)	(200,000)
Gain on sale of assets	—	—	2,851,000	—
Provision for income taxes	(70,000)	(100,000)	(1,463,000)	(340,000)

Discontinued operations, net of tax	$105,000	$150,000	$2,183,000	$510,000

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

The Company’s provision for income taxes for the nine months ended September 30, 2003, includes a provision for income taxes on income from continuing operations as well as a provision for income taxes on the discontinued operations. The sale of the Maplewood Manor nursing home is part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale is deferred. As a result, the Company has recognized a deferred tax liability in anticipation of the payment of tax on the gain in future periods. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year to date earnings through September 30, 2003.

7. Segment information

In accordance with FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information for the following categories: Homebuilding and residential lot development, Commercial Rental, Residential Rental, and Hospitality. Homebuilding and residential lot development consists of residential home building as well as renovation projects and land development. Commercial Rental consists of office and retail space provided to various types of tenants, ranging from retail to governmental agencies. Residential Rental consists of housing provided throughout the Washington, DC metropolitan area as well as two apartment properties in the Orlando, Florida area. Hospitality focuses on the ownership of our two hotel properties. Finally, interest and other revenue is composed of various activities. The Company is not involved in any operations in countries other than the United States.

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

Following is a summary of the Company’s reportable segments.

	For the Nine Months Ended
	9/30/03	9/30/02

Revenues:
Homebuilding and residential lot development	$183,000	$8,074,000
Commercial rental	11,564,000	30,859,000
Residential rental	2,203,000	1,165,000
Hospitality	6,056,000	5,809,000
Interest & other	3,525,000	3,421,000
Consolidation entries	71,000	—

Total	$23,602,000	$49,328,000

Gross operating income:
Homebuilding and residential lot development	$44,000	$1,331,000
Commercial rental	3,848,000	18,050,000
Residential rental	705,000	296,000
Hospitality	1,349,000	1,591,000
Interest & other	(2,206,000)	(2,525,000)
SG&A	(2,560,000)	(2,764,000)
Income taxes and minority interest	(443,000)	(9,989,000)
Consolidation entries	71,000	—

Total	$808,000	$5,990,000

	Balance at September 30, 2003	Balance at December 31, 2002

Assets:
Residential lot development	$13,691,000	$—
Residential building development	4,763,000	—
Assets held for sale, net	2,382,000	3,630,000
Commercial rental	84,184,000	83,971,000
Residential rental	77,024,000	1,692,000
Hospitality	6,794,000	7,319,000
Investments	97,576,000	115,466,000
Other	35,373,000	28,137,000
Income taxes receivable	2,151,000	1,096,000
Consolidation entries	—	2,181,000

	$323,938,000	$243,492,000

	For the Three Months Ended
	9/30/03	9/30/02

Revenues:
Homebuilding and residential lot development	$—	$1,262,000
Commercial rental	3,901,000	10,622,000
Residential rental	1,420,000	391,000
Hospitality	2,067,000	1,925,000
Interest & other	852,000	937,000
Consolidation entries	(13,000)	—

Total	$8,227,000	15,137,000

Gross operating income:
Homebuilding and residential lot development	$—	$541,000
Commercial rental	1,394,000	6,535,000
Residential rental	628,000	73,000
Hospitality	357,000	459,000
Interest & other	(1,358,000)	(1,333,000)
SG&A	(660,000)	(1,500,000)
Income taxes and minority interest	(240,000)	(2,985,000)
Consolidation entries	(13,000)	—

Total	$108,000	$1,790,000

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

Results of Operations

Homebuilding and Residential Lots

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

During the first quarter of 2003, the Company completed the Yorkshire Knolls residential subdivision by selling the one remaining home in inventory. There was therefore no revenue or expenses related to homebuilding and residential lot sales recorded in the third quarter of 2003. During the third quarter of 2002 the Company recorded revenue of $1,111,000, expenses of $721,000 and net operating income of $390,000 relating to homebuilding and residential lot sales.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

For the nine months ended September 30, 2003, homebuilding and residential lot revenue was $183,000, expenses were $139,000 and operating profit was $44,000, related to the sale of the one remaining home in the Yorkshire Knolls residential subdivision. For the nine months ended September 30, 2002, homebuilding and residential lot revenue was $7,780,000, expenses were $6,743,000 and operating profit was $1,037,000, related to the sale of 48 homes and 6 lots in the Yorkshire Knolls residential subdivision.

Commercial Rental Property

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Commercial rental revenue for the third quarter of 2003 was $3,901,000 compared to $10,622,000 in the third quarter of 2002, a decrease of $6,721,000. Third quarter 2003 operating expenses were $2,507,000, a $1,580,000 decrease over 2002’s third quarter operating expenses of $4,087,000. Net operating income from our commercial properties was $1,394,000 and $6,535,000 in the third quarter of 2003 and 2002, respectively.

The $6,721,000 decrease in commercial rental revenue over the prior year’s third quarter is primarily attributable to the expiration of the GSA lease at the Waterfront Complex in September 2002.

Similarly, the decrease in the third quarter operating expenses is also due primarily to the expiration of the GSA lease.

Consequently, the $5,141,000 decrease in operating profit from commercial rental property is due primarily to the expiration of the GSA lease at the Waterfront Complex.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Commercial rental revenue was $11,564,000 during the first nine months of 2003 compared to $30,859,000 for the same period in 2002, a decrease of $19,295,000. Expenses for the first nine months of 2003 were $7,716,000 as compared to $12,809,000 for the same period in 2002. Operating profit from commercial property operations was $3,848,000 for the first nine months of 2003 as compared to $18,050,000 for the same period 2002, a decrease of $14,202,000.

The decrease in rental revenues in the first nine months of 2003 is primarily due to the expiration of the GSA lease at the Waterfront Complex, offset in part by increased rental revenues at the Versar Center and Washington Business Park properties. The first nine months of 2002 reflected only eight months of revenues from the Versar Center, which was acquired on January 31, 2002, while the first nine months of 2003 includes a full nine months of revenues from this property. The increased revenues from Washington Business Park are due primarily to increased occupancy in 2003.

The decrease in operating expenses is primarily due to the expiration of the GSA lease, offset in part by increased expenses at the Versar Center. The increase in expenses at the Versar Center is due in part to the fact that the first three quarters of 2003 includes a full nine months of Versar activity versus only eight months of activity in the first three quarters of 2002. Significant capital expenditures have also been made at the Versar

Center during 2003, which result in additional depreciation costs relative to the prior year. Additionally, the Company incurred an increase in snow removal and utility costs across its commercial property portfolio due to severe weather conditions in the metropolitan DC area during the first quarter of 2003.

The decrease in operating income from commercial property is primarily due to the expiration of the GSA lease.

Residential Rental Property

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Residential rental property revenues for the third quarter of 2003 were $1,420,000, a $1,029,000 increase over third quarter 2002 revenues of $391,000. The increase was primarily attributable to revenue from Victoria Place Apartments, which was acquired July 10, 2003.

Expenses during the third quarter of 2003 were $792,000, an increase of $474,000 from the prior year third quarter expenses of $318,000. The increase was primarily attributable to the Victoria Place Apartments acquisition.

Operating profit for the third quarter 2003 was $628,000, an increase of $555,000 over the prior year operating profit of $73,000. The increase was primarily attributable to the Victoria Place Apartments acquisition.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenues from the Company’s residential rental properties were $2,203,000 during the first nine months of 2003, which was a $1,038,000 increase over the prior year revenues of $1,165,000 during the same period. Operating costs during the first nine months of 2003 were $1,498,000, an increase of $629,000 over the prior year operating expenses of 869,000. Operating profit for the first nine months of 2003 was $705,000 compared to $296,000 for the same period of 2002. The increase in revenue is primarily due to the acquisition of Victoria Place Apartments. The increase in expenses is due to the Victoria Place Apartments acquisition in addition to increased expenses due to higher snow removal costs associated with the severe winter weather conditions in the metropolitan DC area during the first quarter of 2003, increased maintenance costs, and increased heating costs.

Hospitality Properties

Income and expense from hospitality property operations include the results from the Company’s two hotel properties: The Inn at the Colonnade and the Holiday Inn Express.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

	Average Daily Room Rate For the three months ended September 30,		Occupancy Rate For the three months ended September 30,
	2003	2002	2003	2002
The Inn at the Colonnade	$131.15	$130.04	68.9%	66.8%
Holiday Inn Express	$77.86	$76.30	76.7%	62.6%

Revenues from the hospitality properties were $2,067,000 during the third quarter of 2003 as compared to $1,925,000 for the same period in 2002, an increase of 7%. Third quarter 2003 revenues from the Colonnade reflect higher occupancy rates along with higher average daily room rates as compared to those in the same period in 2002, as a result of increased marketing efforts. Third quarter 2003 revenues from the Holiday Inn Express reflect a higher occupancy rate and higher average daily room rates, as compared to those in the same period in 2002, primarily as a result of increased military operations at neighboring Andrews Air Force Base. Expenses during the third quarter of 2003 were $1,710,000 an increase of $244,000 over 2002’s third quarter expenses of $1,466,000 due to higher occupancy rates at both properties and higher payroll costs at the Colonnade, in part due to the hiring of a property controller during 2003. Operating profit from the Company’s two hospitality properties was $357,000 in the third quarter of 2003, a decrease of $102,000 over the prior year third quarter operating profit of $459,000, as a result of the increase in operating expenses.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

	Average Daily Room Rate For the nine months ended September 30,		Occupancy Rate For the nine months ended September 30,
	2003	2002	2003	2002
The Inn at the Colonnade	$131.21	$133.15	67.9%	66.2%
Holiday Inn Express	$74.87	$74.74	74.9%	63.3%

Revenues from the Colonnade and the Holiday Inn were $6,056,000 and $5,809,000 during the first nine months of 2003 and 2002, respectively, an increase of 4%. The increase in revenue reflects a $334,000 increase in revenue at the Holiday Inn, during the first three quarters of 2003, versus the first three quarters of 2002, partially offset by an $87,000 decrease in revenues at the Colonnade for the first three quarters of 2003 versus the corresponding period in 2002. The increase in revenue at the Holiday Inn is primarily due to increased military operations at neighboring Andrews Air Force Base. The decrease in revenue at the Colonnade is indicative of the continued weak demand in the hospitality industry. Operating expenses increased from $4,218,000 in the first nine months of 2002 to $4,707,000 during the same period of 2003, an increase of 12%. The $489,000 increase in operating expenses is due in part to the cost of snow removal at both properties as a result of the heavier than normal snowfall experienced in the metropolitan DC area. Additionally, the Colonnade has incurred higher payroll costs relative to the prior year, in part due to the hiring of a property controller during 2003. Operating profit from the two hospitality properties was $1,349,000 for the first nine months of 2003 as compared to $1,591,000 for the same period in 2002, a decrease of 15%, as a result of the increase in operating expenses.

Interest Income

Interest income in the third quarter of 2003 was $455,000, versus interest income of $371,000 in the third quarter of 2002. Year to date, interest income is $1,363,000, which represents a $409,000 decrease relative to the prior year. The decrease is attributable to lower interest rates earned on the investment portfolio compared to the prior year, coupled with reduced amount of our portfolio relative to the prior year, due to the use of funds for investment purposes.

Income from Equity Investments

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Income from equity investments decreased slightly from $126,000 in the third quarter of 2002 to $120,000 in the corresponding period of 2003.

Nine months ended June 30, 2003 compared to the nine months ended June 30, 2002

Income from equity investments was $1,468,000 for the first nine months of 2003 compared to $274,000 during the same period of 2002. The increase of $1,194,000 is primarily due to equity income recognized on the Company’s WBP Undeveloped Land LLC (WPB Undeveloped Land) and 1925 K Associates LLC (1925 K) investments. For the nine months ended September 30, 2003, the Company recognized $759,000 of equity income generated from WBP Undeveloped Land’s ground parcel sales, versus no equity income recognized in the corresponding period in 2002, since the entity did not record any land sales during this period. For the nine months ended September 30, 2003, the Company recognized nine months of equity income, totaling $518,000 from 1925 K, which was formed in late June 2002, versus an equity loss of $8,000 recognized during the corresponding period in 2002.

General and Administrative Expense

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

General and administrative expenses were $660,000 for the three months ended September 30, 2003, compared to $1,500,000 for the three months ended September 30, 2002, a decrease of $840,000. The decrease was primarily due to a $1,000,000 performance bonus paid to the Company’s Chairman in the third quarter of 2002, partially offset by increased payroll costs in the third quarter of 2003, associated with the hiring of additional corporate staff in the fourth quarter of 2002 and in the second quarter of 2003.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

General and administrative expenses were $2,560,000 during the first nine months of 2003 compared to $2,764,000 during the same period of 2002, a decrease of $204,000. The decrease relative to the prior year is due to a $1,000,000 performance bonus paid to the Company’s Chairman in the third quarter of 2002, as well as a decrease in health care costs, partially offset by an increase in salaries, pension costs, and legal, accounting, and consulting fees.

Interest Expense

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Interest expense during the third quarter of 2003 was $2,185,000, net of $219,000 of interest that was capitalized related to real estate under development. For the third quarter of 2002, during which period no interest was capitalized, interest expense was $2,045,000. The increase of $140,000 is primarily due to interest expense incurred on an $18,500,000 mortgage placed on the Versar Center property in December 2002, and a $34,120,000 mortgage placed on the Victoria Place Apartments property in July 2003.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Interest expense for the nine months ended September 30, 2003 was $5,651,000, net of $265,000 of capitalized interest. For the nine months ended September 30, 2002, during which period no interest was capitalized, interest expense was $5,281,000. The increase of $370,000 is due to the additional borrowings discussed above, as well as an $18,010,000 mortgage loan placed on the Sudley North Buildings together with the Bank Building in March 2002, and a $5,000,000 mortgage loan placed on the Charlestown North property in May 2002.

Other expenses

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Other expenses during the third quarter of 2003 were $2,000, compared to $200,000 in the third quarter of 2002. The amount in 2002 consisted entirely of an accounts receivable write-off for cash advances made during the quarter to a partnership, of which collection was uncertain. Since the receivable was totally written-off by September 30, 2002 and no further advances have been made since that date, no further write-off was recorded in the third quarter of 2003.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Other expenses for the nine months ended September 30, 2003 were $12,000. For the nine months ended September 30, 2002 other expenses were $590,000. The 2002 amount included a $585,000 write-off for cash advances made to a partnership during the year, of which collection was uncertain. Since the receivable was totally written-off by September 30, 2002 and no further advances have been made since that date, no further write-off was recorded in the first nine months of 2003.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2003, in the amounts of $141,000 and $232,000, respectively, reflects both current and deferred taxes on continuing operations only. The provision for income taxes relating to the operations and sale of Maplewood Manor nursing home, as well as the operations of the 116 unit apartment complex, the approximately 15,000 square foot commercial office building and the five commercial properties that are currently leased to convenience store operators, that the Company is currently holding for sale, is reflected in the discontinued operations caption in the accompanying statements of operations.

Minority Interest

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Minority interest expense decreased from $2,131,000 during the third quarter of 2002 to $99,000 in the third quarter of 2003. The decrease of $2,032,000 primarily results from activities involving the Waterfront Complex (described in detail on page 10 of the 2002 Annual Report to Shareholders). During the third quarter of 2002, the lease with the GSA was still in effect and the financial results of operations at the Waterfront Complex were consolidated into the Company’s financial statements. Because the Company was only a 54% owner of the project, a corresponding recognition of minority interest expense for the remaining 46% of the net income was recorded. The termination of the GSA lease, and the subsequent contribution of the Waterfront Complex to an unconsolidated joint venture, resulted in a substantial decrease in minority interest expense relative to the prior year.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Minority interest expense was $211,000 for the first three quarters of 2003, compared to $6,435,000 for the corresponding period in 2002, a decrease of $6,224,000. This decease is due largely to the expiration of the GSA lease and the subsequent contribution of the Waterfront Complex to an unconsolidated joint venture during 2002.

Discontinued Operations

On May 30, 2003, the Company completed the sale of its Maplewood Manor nursing home in Lakewood, New Jersey to a third party. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid to the Company in cash with the balance of the purchase price, $2,600,000, paid as a charitable gift to the buyer by the Company. The Company’s gain on the sale of Maplewood Manor, including the charitable contribution of $2,600,000 was $2,851,000 before income taxes. The gain on the sale of Maplewood Manor is further reduced by a provision for income taxes in the amount of $1,225,000 for the six months ended June 30, 2003. The gain on the Maplewood transaction, along with year to date income from the Maplewood operations, is reflected as a component of income from discontinued operations in the September 30, 2003 consolidated statement of operations.

The sale of Maplewood Manor is part of a completed tax-free exchange under §1031 of the US Internal Revenue Code. As such, the Company will defer for income tax purposes the recognition of the gain on the sale of the nursing home and income taxes will not be paid in the current year on the taxable gain. The Company has accordingly provided for the income taxes and has established a deferred tax liability in accordance with FAS 109, “Accounting for Income Taxes.”

The Company is currently holding for sale a 116 unit apartment complex, an approximately 15,000 square foot commercial office building and five commercial properties currently leased to convenience store operators. In accordance with FAS 144, the operating results, net of taxes of these properties are classified as a component of discontinued operations in the Company’s statement of operations.

Assets and Liabilities

Total assets have increased from $243,492,000 at December 31, 2002 to $323,938,000, an increase of $80,446,000. The increase in total assets is due primarily to the acquisition of the Clarksburg Ridge land, the Victoria Place and the Fountains apartment complexes, and the Cigar Factory and Divine Lorraine buildings, offset in part by a reduction in our investment portfolio to help finance the acquisitions. Total liabilities have increased by $75,054,000 in the first nine months of 2003 to $186,704,000 at September 30, 2003. This increase is due primarily to the assumption of the Clarksburg Ridge construction loan payable, the NVR, Inc. (“NVR”) deposit on the Clarksburg Ridge lots, the mortgage loan placed on Victoria Place Apartments, the loans assumed and obtained in connection with the Fountains purchase, and an increase in deferred income taxes payable related to the sale of the Maplewood Manor nursing home.

Rental Property and Equipment

Rental property and equipment increased by $79,522,000 during the first nine months of 2003 to $192,513,000 at September 30, 2003. The increase is primarily due to the acquisition of the Victoria Place and Fountains apartment complexes in the third quarter of 2003.

Residential lot development

The increase in residential lot development to $13,691,000 at September 30, 2003, is due to the acquisition of the Clarksburg Ridge undeveloped land.

Residential building development

The increase in residential building development to $4,763,000 at September 30, 2003 is due to the acquisition of the Cigar Factory and Divine Lorraine buildings.

Assets Held for Sale, Net

Assets held for sale, net, having a net book value of $2,382,000 at September 30, 2003 consists of a 116 unit apartment complex, an approximately 15,000 square foot commercial office building and five commercial properties currently leased to convenient store operators, that the Company is currently holding for sale. The balance at December 31, 2002 of $3,630,000 reflects the net book value of the properties being held for sale, in addition to the net book value of Maplewood Manor nursing home, which the Company sold in May 2003.

Income Taxes Receivable

The increase in income taxes receivable from $1,096,000 at December 31, 2002 to $2,151,000 at September 30, 2003 is due to estimated tax payments made by the Company in April and June 2003.

Restricted Cash and Deposits Held in Escrow

Restricted cash and deposits held in escrow increased from $3,135,000 at December 31, 2002 to $7,409,000 at September 30, 2003, primarily due to a lender holdback of $3,500,000 of proceeds under the Victoria Place loan until certain tests and debt coverage ratios are met.

Investments

The $16,934,000 decrease in investments from December 31, 2002, is primarily due to the liquidation of a portion of the Company’s investment portfolio in order to help fund the acquisitions of the Clarksburg Ridge land, the Victoria Place and Fountains apartment complexes, and the Cigar Factory and Divine Lorraine buildings, during the first three quarters of 2003.

Real Estate Loans Payable

Real estate loans payable increased from $100,586,000 at December 31, 2002, to $158,770,000 at September 30, 2003, due to a $34,120,000 mortgage loan obtained in connection with the Victoria Place apartment complex acquisition and a $24,600,000 mortgage loan assumed in connection with the acquisition of the Fountains apartment complex.

Construction Loan Payable

The $5,877,000 construction loan payable relates to the Clarksburg Ridge land and Cigar Factory development projects.

Other Debt

The other debt balance of $6,000,000 at September 30, 2003 relates entirely to the unsecured loan obtained by the Company in connection with the purchase of the Fountains.

Deposits

The increase in deposits from $812,000 at December 31, 2002 to $3,905,000 at September 30, 2003, largely relates to the NVR deposit on the Clarksburg Ridge residential lots.

Deferred Income Taxes Payable

The increase in deferred income taxes payable from $4,681,000 at December 31, 2002 to $6,057,000 at September 30, 2003 is primarily due to the deferral of the Company’s tax liability on the gain on the sale of the Maplewood Manor nursing home. As previously discussed, the nursing home sale is part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such the taxable gain on the sale is deferred. In accordance with FAS 109, “Accounting for Income Taxes,” the Company has established a deferred tax liability in anticipation of the payment of its tax liability at a later date.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company used $2,797,000 in cash from operating activities primarily due to $8,768,000 in cash used for the purchase of Clarksburg Ridge undeveloped land and the Cigar Factory, partially offset by net cash in-flows from other operating activities of $5,971,000. The Company generated $35,248,000 in cash from financing activities, consisting of proceeds from loans obtained in connection with the Victoria Place and Fountains acquisitions. These funds together with $16,934,000 of proceeds from the liquidation of investments, $3,302,000 of distributions from joint ventures and proceeds of $3,900,000 from the disposition of Maplewood Manor, were used to help finance acquisitions totaling $57,150,000, consisting of the Victoria Place and the Fountains apartment complexes, and the Divine Lorraine building, along with an equity investment in Selborne House. Overall, cash flow from operating, investing, and financing activities resulted in a $563,000 decrease in cash and cash equivalents for a total of $4,882,000 at September 30, 2003. In management’s opinion the Company has adequate liquidity for the forseeable future.

Loan Guarantees

The Company has provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925 K Associates, LLC. As further conditions of the guaranty, the Company is required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. The Company’s partner in 1925 K Associates, LLC has also guaranteed a portion, $766,405, of the loan. Riggs Bank has also placed two covenants on the loan (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) the ratio of net operating income to interest expense must exceed 1.35 to 1.00. Failure to meet either covenant is considered an event of default that must be cured within 30 days. The Company and 1925 K Associates, LLC have been in compliance with all requirements and covenants under the loan since its inception.

The Company has deposited with The Columbia Bank, the construction lender at the Clarksburg Ridge subdivision, $2,000,000 to be held in an interest bearing investment account at the Bank. The $2,000,000 represents additional collateral available to the lender on this otherwise non-recourse loan.

The Company has provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC (Selborne House). The other members of Selbourne House have guaranteed the remaining balance under the loan. The loan matures January 2006 and may be extended for 5 years at the option of the borrower. The company’s payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, the Company, along with the other members of Selborne House, has jointly and severally guaranteed the completion of the project prior to July 2005. The guarantee requires the guarantors to either: (1) perform, complete and pay for the construction required by the loan agreement, if the borrower shall fail to perform or complete such work, or (2) to reimburse the bank for all costs and expenses incurred by the bank should it exercise its right under the loan agreement to take possession of the property and complete the construction itself. In accordance with FIN 45, the company has recorded a $60,000 liability for the fair value of the obligations undertaken in issuing the payment and completion guarantees. The outstanding balance under the loan totaled $762,000 as of September 30, 2003.

The Company has guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures July 2005 and may be extended for an additional year at the option of the borrower. The Company, together with the other members of Cigar Factory, has also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. The outstanding balance under the loan totaled $690,000 as of September 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is contained in the Company’s annual report on Form 10-K dated December 31, 2002, and is incorporated by reference to such Form 10-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, and included in the Company’s periodic SEC filings relating to the Company (including its subsidiaries).

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Item 5.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

1. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

2. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

3. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

4. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2003.

(b)	Reports on Form 8-K

(i) The Company filed a report on Form 8-K, dated July 24, 2003, furnishing its press release dated July 10, 2003, which announced the Company’s acquisition of 85% of the membership interests in Victoria Place Apartments, LLC.

(ii) The Company filed a report on Form 8-K, dated August 15, 2003, furnishing its press release dated August 13, 2003, which announced the Company’s earnings for the quarter ended June 30, 2003.

(iii) The Company filed a report on Form 8-K/A, dated September 24, 2003, which amended the financial statements, exhibits or other portions of the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2003.

(iv) The Company filed a report on Form 8-K, dated September 29, 2003, furnishing its press release dated September 25, 2003, which announced the Company’s acquisition of the Fountains at Waterford Lakes apartment complex.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRESLER & REINER, INC.

By:	/s/ Sidney M. Bresler

Sidney M. Bresler, Chief Executive Officer

/s/ Darryl M. Edelstein

Chief Financial Officer