Form 10-K
period 2003-12-31
BRESLER & REINER INC
filed 2004-03-30
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2003 or

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (556,268 shares) was approximately $23,836,000 as of June 30, 2003. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $42.85 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant’s Common Stock are considered affiliates of the Registrant at that date.

As of March 29, 2004 there were 2,738,606 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BRESLER & REINER, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2003

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or “would be,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include:

•	our ability to compete effectively;

•	our exposure to the credit risks of our tenants;

•	our ability to recruit and retain key personnel;

•	adverse changes in the local or general economy and market conditions;

•	our inability to obtain necessary governmental permits and approvals;

•	our inability to secure tenants for our projects and properties;

•	our inability to sustain occupancy levels at our properties through failing to keep existing tenants and to secure new ones;

•	our inability to secure tenants for the residential and commercial properties that we develop;

•	our inability to obtain mortgage financing on acceptable terms;

•	future litigation; and

•	changes in environmental health and safety laws.

Item 1. Business

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) was incorporated under the laws of the State of Delaware in 1970 and has been publicly traded since 1971. We engage in real estate business activities including commercial, residential, and hospitality property ownership, residential and commercial property development, land development and residential property management, through either direct ownership or through joint ventures with unrelated third parties. We engage in these activities in the Washington, DC, Orlando, Florida and Philadelphia, Pennsylvania metropolitan areas.

As an opportunistic investor in real estate, we evaluate a broad range of investment opportunities available in the marketplace, for their ability to generate significant cash returns on our invested capital. Our evaluation of these investment opportunities includes an analysis of the type of real estate assets to be acquired, the percentage of capital to be invested by asset type, the percentage ownership interest in particular assets to be acquired, and any resulting liabilities to be assumed. Our investment strategy is adjusted from time-to-time to adapt to changing marketplaces and phases in the real estate cycle. Prior to making an investment, we conduct appropriate due diligence studies to evaluate risks and opportunities of each prospective investment and the likelihood of generating a cash return on our equity investment that meets or exceeds our internal target rates.

In general, we employ independent management companies to perform on-site management, leasing, maintenance, and development activities. We also partner with well-respected regional and national developers to develop and reposition properties. Post-acquisition, we perform asset-management services, conducting a management process that includes the development of short and long-term capital replacement plans, review and approval of detailed annual budgets, and review of monthly operations variance analysis reports that allow us to monitor property performance and operations, and leasing and development activities. We also have an internal audit function that documents and tests controls and procedures at the management companies to ensure compliance with our operating, accounting, and reporting policies and procedures.

Segments of Business

We report segment information for the following four real estate categories:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office, industrial and retail space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years, with the tenant normally providing a security deposit. At December 31, 2003 we owned, or had an ownership interest in, 21 commercial property buildings containing approximately 1,435,000 square feet of space. The properties are located in the Washington, DC and Philadelphia, Pennsylvania metropolitan areas. The table below sets forth these commercial rental properties.

Property	Square Feet	Occupancy	Location	B&R Ownership %
Washington Business Park (1)	568,182	91.1%	Lanham, MD	80.0%
Versar Center	217,350	95.7%	Springfield, VA	100.0%
1925K Street	149,414	98.3%	Washington, DC	85.0%
Sudley North (Buildings A,B&C)(2)	116,228	96.8%	Manassas, VA	98.8%
Congressional South (3)	81,374	32.8%	Rockville, MD	25.0%
Madison Building	81,875	97.0%	McLean, VA	24.9%
Sudley North (Building D)	69,374	100.0%	Manassas, VA	49.4%
900 Northbrook	66,285	94.0%	Trevose, PA	87.5%
Fort Hill	66,072	98.2%	Centreville, VA	80.0%
7800 Building	15,460	100.0%	Manassas, VA	100.0%
Bank Building	3,478	100.0%	Manassas, VA	100.0%
Total	1,435,092	91.0%

(1)	Consists of two office buildings and seven flex and warehouse buildings
(2)	Consists of three office buildings
(3)	A portion of the property is currently under development

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC (“Redwood”), a commercial management company. Redwood manages approximately 1,488,000 square feet of commercial office space, approximately 488,000 of which is owned by entities in which we have an ownership interest.

Residential Rental Property

This segment includes the rental income derived from residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term with the tenant normally providing a security deposit. At December 31, 2003 we owned, or had a material ownership interest in, three residential properties containing a total of 942 apartment units. The properties are located in the Washington, DC and Orlando, Florida metropolitan areas. The table below sets forth these residential rental properties.

Property	Apt. Units	Occupancy	Location	B&R Ownership %
The Fountains	400	94.5%	Orlando, FL	100.0%
Victoria Place	364	95.1%	Orlando, FL	85.0%
Charlestown North	178	85.4%	Greenbelt, MD	100.0%

Total	942	93.0%

Included in this segment are fees generated from a wholly owned subsidiary that manages residential properties owned both by us and by an affiliated third party. During the year ended December 31, 2003 the management contracts on two residential properties that we managed for an affiliated third party, containing 414 apartment units and 20 townhouses, were terminated. As of December 31, 2003, we continued to manage two residential properties containing 434 apartment units, one of which is owned by us and one is owned by an affiliated third party. We anticipate that these two remaining contracts will be terminated by mutual agreement in 2004.

Hospitality Properties

This segment includes revenue and income from two hospitality properties: The Inn at the Colonnade located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland. The Inn at the Colonnade, which is a Doubletree branded property, is managed by a third party manager, while the Holiday Inn Express is managed by a wholly owned subsidiary of the company.

Commercial, Residential and Land Development

This segment primarily includes the development of homes and residential condominium units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included are the revenues and costs associated with undeveloped commercial land sales, and other construction activity. At December 31, 2003 we owned, or had ownership interests in: two vacant buildings located in Philadelphia, Pennsylvania, one of which we are developing into 32 for-sale residential condominium units and the other of which we plan to develop into an approximately 135 unit rental apartment property; the Waterfront Complex located in Washington DC that is being redeveloped (see Item 2. Properties, below); a parcel of undeveloped land in Clarksburg, Maryland, which is subdivided into 159 residential lots, 11 of which we had developed and sold through December 31, 2003; and undeveloped commercial land subdivided into 26 land parcels, 13 of which had been sold by December 31, 2003.

Competition

In virtually all aspects of our real estate activities we operate in highly competitive marketplaces. During the acquisition process we compete primarily based on offer prices and the ability to fund the acquisition and close the transaction in a timely manner. In our commercial rental, residential rental and hospitality segments we compete for tenants and guests primarily based on price, location and amenities offered.

During the acquisition process we compete against other acquirers of real estate, including both public and private real estate investment trusts, real estate development companies, investment firms, investment funds and financial institutions. This competition may affect our ability to acquire properties at prices that enable us to generate cash returns on invested capital that meet or exceed our target rates of return.

Oversupply of office space as a result of the weak economy, slowdown in the high-tech sector, and low job growth have led to low demand from tenants, thereby increasing the competitive pressure on our commercial properties. Competition from other developers, managers, and owners could produce material adverse effects on our ability to lease space and on the rents realized or concessions granted. Such a situation could materially and adversely affect our results of operations and cash flows.

The development of new residential properties and rent abatement offers by competitors, in addition to the low interest rate environment which has enabled potential tenants to seek home ownership, have all added to the competitive pressure on our residential properties, which could produce material adverse effects on our ability to rent apartment units.

The general marketplace for lodging in the Baltimore/Washington area is highly competitive and subject to general economic conditions and possible adverse effects from homeland security issues. This competition tends to adversely affect occupancy rates and exert pricing pressure on room rates at our hospitality properties. This pricing pressure will increase due to the planned development of several new hotels in the downtown Baltimore area in the next two years.

Employment

On December 31, 2003, we employed 63 persons.

Risk Factors That May Affect Our Future Results

The Value Of and Our Income from Our Real Property Investments May Decline

Our real estate properties and businesses can be affected by changes in national economic and market conditions, as well as local economic and market conditions. The national economic factors include: a decline in the national economy leading to a lack of job growth and lower demand for office space; an increase in interest rates; a drop in consumer and corporate confidence; and a tightening of the availability of credit. The more specific factors that could adversely affect occupancy levels, leasing rates and property values of a property include: lower tenant retention, the failure of tenants that lease significant amounts of space to renew their leases; an adverse change in prospective tenant perception about the attractiveness of the property; the physical deterioration of the property; community opposition to development or construction on a specific site; the inability to collect rents; and a substantial increase in uncontrollable operating expenses. Furthermore, properties can be adversely affected by competitive pressures such as newly developed properties within the same geographic market, and rent abatements offered by competitors. These competitive pressures could adversely affect our ability to lease space and the rental rates at which we lease them, thereby deteriorating our results of operations.

Development of New Projects or the Repositioning Of Existing Projects Could Be Adversely Affected

Plans for future development of commercial properties, residential communities, and the repositioning of our commercial properties can be affected by a number of factors including: time delays in obtaining necessary governmental permits and approvals, an inability to secure tenants necessary to support the project, the availability of financing, and an increase in construction costs.

We May Be Unable to Sell or Finance Underperforming Properties

The ability to sell or finance underperforming properties may be adversely affected by the illiquid nature of real estate and by market conditions, including the weakening of capital markets thereby affecting the availability of credit. This situation could lead to operating losses and potential write-downs in the value of our properties.

Our Operating Results and Cash Flows May Be Adversely Affected By Tenant Defaults and High Tenant Turnover

If a significant number of tenants are unable to meet their rental obligations or choose not to renew their leases, or if we are unable to substantially lease on economically favorable terms, our operating results and cash flows could be adversely affected. Tenant defaults may result in significant collection expenses. In addition, the failure to renew the leases of major tenants or relet vacant space could adversely affect operating results and cash flows. At our residential properties, which typically have twelve-month lease terms there is increased exposure to tenants not renewing their leases.

Changes in Tax Laws Could Adversely Affect Operating Results

We believe that our recorded tax reserves are adequate. However, we cannot predict the future effect of possible changes in the tax laws or regulations. These changes, if made, could have a material adverse effect on operating results.

Environmental Matters

Under various federal, state, and local environmental laws, an owner or operator of real property may become liable for the costs associated with the investigation, removal, and remediation of hazardous or toxic substances at the property. Environmental laws often impose liability without regard to the owner/operator’s knowledge of, or responsibility for, the presence of the hazardous or toxic substances. The presence of, or failure to remediate, hazardous or toxic substances may adversely affect an owner’s ability to sell or rent the property or to borrow funds with the property as collateral. In some instances, the laws require abatement or removal of specific toxic-containing materials in the event of demolition, renovations, remodeling, damage, or decay.

We could be held liable for the environmental costs associated with the release of regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property, or others. The presence of hazardous substances on a property could result in personal injury or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are aware of asbestos-containing materials that exist in the Waterfront Complex that will require remediation as part of the property’s redevelopment. A $3,000,000 escrow account to address the asbestos removal project at the Waterfront Complex has been established with our contributing 54% of the escrow funds. We cannot provide assurance that this reserve is adequate to complete the remediation of this project. Any additional costs would have an adverse affect on our cash flows. We are not aware of any notification by any party or governmental authority of any claim in connection with environmental conditions at any of our other properties that we believe will involve any material expenditure. However, we cannot provide assurance that any non-compliance, liability, claim, or expenditure will not arise with respect to other properties in our portfolio.

Increase in Interest Rates Would Raise our Cost of Capital and May Affect Our Ability to Obtain New Mortgage Debt and Refinance Existing Mortgage Debt

An increase in interest rates would affect our ability to obtain new mortgage debt and to refinance existing mortgage debt and would limit our ability to make future acquisitions, through increasing our cost of capital. Higher interest rates would also decrease cash flow from operations, negatively impacting our earnings and lowering our cash returns as a percentage of our invested equity. In addition a rise in interest rates would raise the cost of servicing our variable rate debt, thereby negatively impacting earnings.

We May Have Difficulty Obtaining Financing

Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold, and rental revenues, but also affect the availability of financing. During weak real estate markets, lenders are reluctant to make or renew loans secured by real estate. Therefore, even if we would like to purchase properties, or refinance debt, during weak markets, we may have difficulty obtaining the funds to do so.

New Accounting Pronouncements and Regulations Could Have an Impact on our Earnings

We are required to implement new accounting pronouncements and regulations applicable to our business when issued by the Financial Accounting Standards Board, SEC and other regulatory organizations within the accounting profession. Currently a pronouncement is being considered that may impact the real estate industry. The proposal, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” would eliminate the capitalization of various development costs and would require depreciation of different asset components based upon each of their lives. The proposal is still in the adoption process and has not been finalized. Accordingly, there can be no assurance that it will be adopted in its current form or at all. If adopted, the final form of this proposal and others being considered could have an impact on our earnings.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports can also be accessed on the Company’s website (http://www.breslerandreiner.com).

Item 2. Properties

Commercial Rental Property

Following is a description of our asset portfolio at December 31, 2003:

900 Northbrook— In November 2003, a joint venture in which we own an 87.5% interest and unaffiliated third-parties own the remaining 12.5% interest, acquired a 66,285 square foot office building located in a commercial office park in Bucks County, Pennsylvania. The purchase price for the office building was $12,050,000. We invested $1,312,500 for our interest in the joint venture. At the time of the acquisition, the joint venture placed a 10-year, 5.98% fixed rate mortgage of $11,200,000 on this property. At December 31, 2003, the property was 94.0% leased.

Washington Business Park—In November 2001, a joint venture in which we own an 80% interest and an unaffiliated third party owns the balance, acquired two office buildings containing 105,320 square feet and seven flex and warehouse buildings containing 462,862 square feet, for a total purchase price of $46,300,000. These buildings constitute a portion of the Washington Business Park located in Lanham, Maryland. We invested $8,806,000 for our interest in the joint venture. In December 2001, the joint venture placed a 30-year, 7.63% fixed-rate mortgage of $40,000,000 on these properties. The unaffiliated third party has a right through May 2004, to acquire an additional 30% ownership interest in the joint venture by making additional capital contributions that equalize the members’ capital accounts. At December 31, 2003, this portfolio of buildings was 91.1% leased.

Versar Center—In January 2002, we acquired two office buildings located in Springfield, Virginia, called the Versar Center, that contain 217,350 square feet of office space, for a purchase price of approximately $20,000,000. In May 2002, we placed a ten-year, 6.18% fixed rate mortgage of $18,500,000 on this property. At December 31, 2003, these buildings were 95.7% leased.

1925 K Street—In June 2002, a joint venture in which we own an 85% interest and an unaffiliated third-party owns the balance, acquired a 149,414 square foot office building located in the central business district of Washington, DC. The purchase price for the office building was $27,150,000. We invested $6,800,000 for our interest in the joint venture. At the time of the acquisition, the joint venture placed a five-year, variable rate (one month LIBOR + 235 basis points) mortgage of $20,438,000 on this property, of which $4,343,000 is guaranteed by us. At December 31, 2003, the property was 98.3% leased.

Madison Building—In August 2002, a joint venture in which we own a 24.9% interest and an unaffiliated third-party owns the balance, acquired a 81,875 square foot office building and an adjacent developable parcel located in McLean, Virginia. The adjacent parcel is currently used for parking for the office building. We invested $2,200,000 for our interest in this joint venture. In August 2002, the joint venture placed a 10-year, 6.345% fixed rate mortgage of $14,600,000 on this property. At December 31, 2003, the property was 97.0% leased

Fort Hill Office Building—In September 2000, a joint venture in which we hold an 80% interest and an unaffiliated third party owns the balance, purchased, for $7,050,000, a 66,072 square foot office building located in Centreville, Virginia. We invested $1,340,000 for our interest in the joint venture. In February 2001, the joint venture placed a 10-year, 7.7% fixed-rate mortgage of $5,750,000 on this property. At December 31, 2003, the building was 98.2% occupied.

Congressional South—In December 2002, we contributed approximately $2,800,000 for a 25% limited partnership interest in a partnership that owns a shopping center located in Rockville, Maryland. The center contains 81,374 square feet of retail space, in addition to retail space that is currently being redeveloped. The partnership also owns a parcel of ground adjacent to the shopping center that is leased on a net basis to an apartment developer who is currently constructing approximately 400 apartment units thereon. The unaffiliated third parties who own the remaining 75% interest have an option to purchase our interest in the partnership for the original contributed capital plus a 20% return per annum thereon, less any distributions paid through the repurchase date. At December 31, 2003, the property was 32.8% leased. Occupancy rates have been adversely affected by the redevelopment of a portion of the retail space.

7800 Building—We own a 15,460 square foot office building located in Manassas, Virginia, which was 100% leased at December 31, 2003. We are currently holding this property for sale. It is anticipated that some of the tenants in the building will relocate to one of the new buildings planned for a nearby site. (see Paradise Developers below).

Paradise Developers—We own approximately 31 acres of undeveloped commercial land in Manassas, Virginia. We plan to develop three office buildings, on approximately 10 of these acres, one of which will be offered for sale as condominium office units. The three buildings will contain a total of between 150,000 and 180,000 square feet of office space.

Bank Building—We own a 3,478 square foot building located in Manassas, Virginia, which is 100% leased to a bank. The lease terminates in December 2006, with the tenant holding options to renew the lease for up to three successive five-year terms.

Paradise Sudley North Office Buildings—Four office buildings, containing 185,602 square feet of space, have been developed on a 16.35-acre parcel located in Manassas, Virginia. Three of the buildings (Buildings A, B and C) are owned by Paradise Sudley North Limited Partnership (“Sudley”), of which we are the sole general partner and 98.8% owner. The fourth building (Building D) is owned by Paradise Sudley North Building D Partnership, a joint venture in which Sudley is a 50% partner and a limited liability company controlled by a Co-Chairman of B&R is the remaining 50% owner.

In March 2002, we placed a 10-year, 7.47% fixed rate mortgage of $18,010,000 on the Bank Building and the four Paradise Sudley North Office Buildings.

At December 31, 2003, Building A was 85.9% occupied and Buildings B, C and D were 100% occupied.

Convenience Stores—We previously owned sixteen parcels of improved real estate, located in the southern and southeastern United States that were leased to convenience store operators. Through December 31, 2003, eight of the properties have been sold. Five further properties, all of which have leases that expire in February 2005, are being held for sale and as such are accounted for as discontinued operations in our financial statements. The remaining three sites are vacant. We have established an impairment reserve of approximately $197,000 for these assets.

WMC Management Company—WMC Management Company, Inc. (“WMC”), a wholly owned subsidiary of ours, has contracts to act as managing agent and, in certain cases, leasing agent, for residential properties, owned by both wholly-owned subsidiaries of ours as well as by partnerships in which we have a partnership interest and the Co-Chairmen, officers, directors, and principal shareholders of the Company, have substantial interests, and by partnerships in which we have no interest and the Co-Chairmen, officers, directors, and principal shareholders of the Company, have substantial interests. In November, 2003, three of WMC’s five management contracts were terminated by mutual consent of the parties. We anticipate that the remaining two contracts will be terminated in 2004 by mutual consent of the parties.

Redwood Commercial Management, LLC—In December 2001, we and an unaffiliated third party, created a property management and leasing company, known as Redwood Commercial Management, LLC (“Redwood”). Each member holds a 50% ownership interest in Redwood with the other member managing Redwood on a day-to-day basis. Redwood performs management and leasing services for properties containing approximately 1,488,000 square feet of office, commercial and warehouse space, approximately 488,000 square feet of which are in our properties and the remainder of which are in properties that are owned by unaffiliated third parties.

Residential Rental Property

Fountains at Waterford Lakes— In September 2003 we acquired a 400 unit apartment community, located in Orange County, Florida, called The Fountains at Waterford Lakes (“The Fountains”). The purchase price of The Fountains was $35,100,000. We assumed $24,600,000 of mortgage debt on the property as apart of the transaction. This loan bears interest at 5.00% per annum, is non-amortizing and matures in December 2007. No prepayments on the loan are permitted prior to December 2005. At December 31, 2003, the property was 94.5% leased.

Victoria Place Apartments— In July 2003, we acquired an 85% membership interest in Victoria Place Apartments, LLC (“Victoria Place”) which owns a 364 unit apartment complex located in Orange County, Florida. An unaffiliated third-party acquired the remaining 15% interest as part of the same transaction. The purchase price for Victoria Place was $39,500,000. We invested $8,500,000 for our 85% interest in the venture. At the time of the acquisition, the joint venture placed a 10-year, 4.72% fixed rate mortgage of $34,120,000 on this property. $30,620,000 of the mortgage funds were disbursed at closing and the remaining $3,500,000 were disbursed in February 2004, upon the property achieving certain occupancy and debt service coverage goals. At December 31, 2003, the property was 95.1% leased.

Charlestown North— We constructed, own and operate a 178 unit apartment project called Charlestown North, which is located in Greenbelt, Maryland. At December 31, 2003, the apartment building was 85.4% leased.

The Commons— We constructed a 116 unit apartment project in southwest Washington, DC called The Commons. In December, 2003 we sold 95% of our interest in The Commons for a sales price of $9,918,000. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons for a price of $522,000, beginning December 2004. It is our intention to exercise our put option.

Town Center East Apartment Buildings— We are the sole general partner, with a 1% interest, of Third Street Southwest Investors (“Third Street”), a limited partnership, which owns two high-rise apartment buildings containing 256 units. A wholly-owned subsidiary of ours also acts as the management agent for the buildings. The Co-Chairmen of the Company own approximately 8% of the limited partnership interests in Third Street.

Hospitality Properties

Holiday Inn Express—We own and operate a 151 room Holiday Inn Express located in Camp Springs, Maryland, opposite the main entrance to Andrews Air Force Base. The Holiday Inn Express commenced business in March 1970. Under our franchise agreement with Holiday Inns, Inc., we pay Holiday Inns a monthly royalty fee and additional reimbursements for advertising and trading services. The Holiday Inn Express license agreement expires in March 2007. In July 2001, we placed a ten-year, 7.875% fixed rate mortgage of $3,800,000 on this property.

For the year ended December 31, 2003 the average occupancy level was 69.7% and the average daily room rate was $75.38. For the year ended December 31, 2002 the average occupancy level was 61.2% and the average daily room rate was $73.41.

The Inn at the Colonnade—We own a portion of The Colonnade Building, which is a multi-purpose residential condominium, hotel, office and retail building located across from the Johns Hopkins University campus in Baltimore, Maryland. The portion of the building that we own consists of 125 hotel rooms operated for us by ARAMARK Corporation as a Doubletree Hotel, a 5,200 square foot restaurant, leased to an unrelated operator, 7,600 square feet of retail and office space and a 137 parking space garage. In September 2001, we placed a 10-year, 7.45% fixed rate mortgage of $10,300,000 on this property.

For the year ended December 31, 2003 the average occupancy level was 67.1% and the average daily room rate was $130.37. For the year ended December 31, 2002 the average occupancy level was 65.0% and the average daily room rate was $133.22.

Commercial, Residential and Land Development

900 Northbrook Development Parcel —On November 26, 2003 we acquired for $2,000,000 a 9.6-acre tract of land adjacent to the 900 Northbrook building in the commercial office park in Trevose, Pennsylvania. We plan to develop a commercial office building on the land.

699 North Broad Street Associates, L.P.— On August 27, 2003 a joint venture in which we own a 95% interest, and two unaffiliated third parties own the balance, acquired a historic building in Philadelphia, PA, called the Divine Lorraine, for a purchase price of $2,295,000. The joint venture plans to redevelop the building into an approximately 135 unit apartment property. We invested $2,375,000 for our interest in the joint venture.

Cigar Factory Apartments L.P.— On July 24, 2003, we invested $1,000,000 in exchange for a 66.7% interest in Cigar Factory Apartments L.P. (“Cigar Factory”). Two unaffiliated third parties own the remaining 33.3% interest. Cigar Factory owns a warehouse in Philadelphia, PA, which is being redeveloped into a 32 unit for-sale condominium property, together with parking and associated spaces. Cigar Factory has obtained an acquisition and construction loan in the amount of $5,370,000. We have provided a payment guarantee for 66.7% of the loan balance outstanding, with the remaining balance guaranteed by the other members of Cigar Factory.

Clarksburg Ridge—On March 18, 2003 we purchased a 100% interest in Clarksburg Ridge, LLC (“Clarksburg Ridge”). Clarksburg Ridge owns a parcel of undeveloped residential land in Clarksburg, Maryland, which is subdivided into 159 residential lots. Simultaneous with the acquisition, we entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, Clarksburg Ridge entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots commencing in 2003 and completing in 2005. With the execution of the sales contract, NVR paid Clarksburg Ridge a non-refundable deposit of $4,950,000. Also in July 2002, Clarksburg Ridge entered into a loan agreement for the acquisition, development, interest reserve, and real estate taxes associated with the property. The variable rate loan bears interest at the lender’s prime rate of interest plus 100 basis points. As security for this loan, we have deposited $2,000,000 in an investment account with the lender. The aggregate purchase price of Clarksburg Ridge of $12,200,000, was funded through $5,000,000 in cash, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment made to the NVR sales contract to reflect the return of deposit monies. We had sold eleven of the residential lots through December 31, 2003.

Undeveloped Land at Washington Business Park—In November 2001, a joint venture in which we own an 80% interest and an unaffiliated third party owns the balance, acquired approximately 26 parcels on 79 acres of undeveloped land in the Washington Business Park located in Lanham, Maryland. The purchase price was $8,700,000. In December 2001, the joint venture placed a $5,000,000 mortgage loan on this property. Interest on the loan is calculated at the lender’s Prime Rate of Interest plus 75 basis points. The loan matures in November 2004. We invested $4,194,000 for our 80% interest in the joint venture. The unaffiliated third party has a right through May 2004, to acquire an additional 30% ownership interest in the joint venture by making additional capital contributions that equalize the members’ capital accounts. The joint venture may sell one or more land parcels while holding other land parcels for development opportunities. Through December 31, 2003, the joint venture has sold 13 land parcels totaling approximately 29 acres.

Waterfront Complex—Beginning in 1964, we developed, on a portion of the southwest Washington, D.C. Urban Renewal Area, a shopping-office center (“Complex”) containing approximately 1,144,000 square feet of office, retail and storage space, consisting of two high-rise office buildings (“Office Buildings”) containing approximately 326,000 square feet, an enclosed center (“Center”) consisting of approximately 740,000 square feet, most of which is office space and the balance consisting of retail space, approximately 1,100 parking spaces and approximately 78,000 square feet of storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency (“RLA”) for a term expiring in 2058 with an option to extend for an additional 20 years.

We assigned our interests in the Complex to a joint venture entity, B&R Waterfront Properties, LLC (“BRW”). We are the managing member and hold a 54% interest in BRW. A partnership in which Co-Chairmen of the company are among the partners holds a portion of the remaining 46% interest. The results of operation of BRW have been reported on a consolidated basis with elimination of the minority interest.

Prior to September 2002, the United States General Services Administration (“GSA”) leased all of the space in the two Office Buildings, as well as the second and third floors of the adjacent Center and a portion of another smaller structure, totaling approximately 955,000 square feet, or 89.6% of the total office and retail space in the complex, under a thirty year lease agreement. In September 2002 the GSA lease expired and was not subsequently renewed.

On October 1, 2002, BRW formed a joint venture, called Waterfront Associates LLC (“WALLC”), with K/FCE Investment LLC (“K/FCE”), a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc., to redevelop and reposition the Complex. BRW contributed the leasehold improvements relating to the Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. To the extent required, K/FCE has committed to contribute the first $25,000,000 of redevelopment funds. If necessary, BRW may be required to contribute a portion of the additional equity required in excess of the $25,000,000. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the LLC, as well as for the formulation and execution of its business and investment policy. Since BRW does not have a controlling interest in WALLC, it accounts for its investment in the joint venture by the equity method.

While WALLC still operates the retail space, the expiration of the GSA lease adversely affected the retail tenants in the Complex who relied heavily on business generated by the employees who occupied the GSA space and several have since vacated their premises. BRW is obligated to pay the costs associated with tenant relocation expenses for the remaining tenants in connection with the redevelopment of the Complex. Such costs would be considered part of redevelopment, however we cannot determine at this time the amount or timing of these relocation expenses.

As part of the redevelopment of the Waterfront Complex, BRW may incur significant costs relating to the remediation of hazardous materials. A reserve has been established in the amount of $3,000,000, $1,620,000 of which was contributed by us and the balance was contributed by the minority partners of BRW.

WALLC is currently active in the preliminary planning and development phase of the redevelopment and is pursuing its first tenant. Through December 31, 2003, approximately $8,000,000 of planning and development costs had been incurred by the joint venture and funded by capital contributions from K/FCE.

Item 3. Legal Proceedings

We are not presently involved in any litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our ownership, financial condition, management or operation of our properties.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of the security holders during the fourth quarter of 2003.

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2004.

Executive Officers of Registrant (included pursuant to instruction 3 to Item 401(b) of Regulation S-K).

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	76	Chairman & Director	June 1970
Burton J. Reiner	75	President & Director Co-Chairman	June 1970 February 2003
Sidney M. Bresler	49	Chief Operating Officer Chief Executive Officer Director Assistant Secretary	June 2000 June 2002 August 2002 February 2003
William L. Oshinsky	61	Treasurer	April 1994
Jean S. Cafardi	57	Corporate Secretary	November 2000
Darryl M. Edelstein	36	Chief Financial Officer	August 2003

In accordance with Article V of the By-Laws of the Company, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

The instances of family relationships are as follows: Mr. Sidney M. Bresler is the son of Mr. Charles S. Bresler and Mr. William L. Oshinsky is the brother-in-law of Mr. Burton J. Reiner.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Mr. Sidney M. Bresler, Ms. Jean S. Cafardi and Mr. Darryl M. Edelstein. Prior to June 2000 and during his sixteen years of employment with the Company, Mr. Bresler has served in various capacities. Prior to November 2000 and during her thirty-seven years of employment with the Company, Ms. Jean S. Cafardi has served in various capacities.

Mr. Darryl M. Edelstein joined us in August 2003, as our Chief Financial Officer. During the past five years Mr. Edelstein has worked in various finance capacities for Crestline Capital Corporation. During the eight years prior to that he worked at Host Marriott Corporation, Kraft Foods Inc. and Ernst & Young, LLP. Mr. Edelstein is a Certified Public Accountant.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

Our Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc. No dividends were declared or paid during the years reported.

Quarter		2003 Price	2002 Price
1st	High	$42.35	$45.75
	Low	$41.55	$44.85

2nd	High	$42.35	$46.55
	Low	$42.35	$45.75

3rd	High	$43.20	$47.00
	Low	$42.35	$44.10

4th	High	$45.75	$47.00
	Low	$43.25	$40.25

The above quotations represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 26, 2004, there were 80 record holders of Common Stock.

The Company has not declared any dividends since inception.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share amounts) for us, including our consolidated subsidiaries. The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Revenues	$34,703	$56,835	$49,739	$42,042	$36,426
Net income	$9,581	$6,086	$10,216	$10,158	$11,905

Earnings per common share	$3.50	$2.22	$3.73	$3.71	$4.30

Total assets	$347,926	$243,492	$203,778	$136,523	$105,252

Long-term obligations	$183,142	$100,586	$72,496	$19,373	$5,054

Cash dividends per common share	(1)	(1)	(1)	(1)	(1)

(1)	No dividends have been declared or paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units, operating hospitality properties, selling residential properties, and selling both developed and undeveloped land.

Our four segments, commercial property rentals; residential apartment rentals; hospitality; and commercial, residential and land development, provide us with a diversified portfolio of assets across the real estate spectrum. Our strategy revolves around using our strong liquidity position to invest in commercial and residential real estate through acquisitions of both operational and development properties. We also acquire other forms of real estate, such as undeveloped commercial and residential land as such opportunities arise. We are an active owner of our real estate assets, focusing on maximizing profitability throughout our portfolio. We work closely with the third party management companies that manage our properties to increase profitability through identifying revenue generation and expense reduction opportunities. In the past our strategy included performing property management services, however while we continue to provide these services for two residential properties and one hospitality property, we will no longer be focused on this area of the business. When acquiring properties we will look to local third party management companies to provide these services. We may, however continue to invest in third party management companies, while not controlling the day-today operations of these companies.

Historically our real estate investments were primarily limited to the Washington DC metropolitan area. During the year ended December 31, 2003 we expanded the geography of our portfolio to include the Orlando, Florida and Philadelphia, Pennsylvania metropolitan areas. We anticipate continuing to acquire assets principally in these three metropolitan areas, while at the same time exploring opportunities in other geographical areas.

With the goal of achieving the highest possible risk-adjusted return on our invested capital, we typically try to minimize the amount of equity we put into any one acquisition property or investment. In the low interest rate environment of the last two years we were able to do this through obtaining or assuming high levels of debt relative to the purchase price of the assets we acquired, while still maintaining strong debt service coverage ratios on our mortgage debt. In some instances we further reduced our required equity contributions through entering into joint venture agreements with unaffiliated third party investors. During the year ended December 31, 2003 we acquired, through both wholly-owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, approximately $103,500,000 of real estate, including two undeveloped parcels of land, two residential apartment properties, two residential development properties and one commercial property. We took advantage of the low interest rate environment, obtaining fixed-rate mortgage debt totaling $45,320,000 at an average interest rate of 5.0%, and assumed $28,800,000 of fixed-rate mortgage debt at an average interest rate of 5.0%. Since the year ended December 31, 2003, as more fully described in Footnote 18 to the Consolidated Financial Statements, (Subsequent Events), we acquired, through both wholly-owned and joint venture entities with unaffiliated third parties, $99,114,000 of real estate assets consisting of three commercial properties and one development property. In connection with the acquisitions we obtained and assumed fixed-rate mortgage debt of $80,530,000, at an average interest rate of 5.7%, and obtained variable rate mortgage debt of $6,000,000. While interest rates remain low our strategy will continue to involve obtaining high debt levels relative to the purchase price of acquired properties. However, should interest rates increase we may be required to obtain lower levels of debt and look for greater participation from our equity partners or invest larger amounts of our own equity. A higher interest rate environment would also raise our cost of capital, thereby making it more difficult to find acquisition opportunities that have the potential to meet or exceed our required returns on investment.

While we are focused on growing our portfolio of assets, we also divest underperforming or older properties that either do not generate adequate returns or do not fit with our overall strategy. During the year ended December 31, 2003 we sold a commercial building leased to a nursing home operator and a residential apartment complex. We are currently holding for sale a commercial building containing 15,460 square feet of office space and five commercial properties leased to convenience store operators. In the future we may continue to divest properties that either do not generate adequate cash returns or do not fit in with our overall goals and objectives.

Our biggest challenge in 2003 was the replacement of the revenue and income that was previously generated from the GSA lease at the Waterfront Complex (see Item 2. Properties). To help replace this revenue and income, while the Waterfront Complex is under development, we aggressively acquired commercial, residential and development properties and land in 2003 and continued this trend in the first quarter of 2004. In 2004 the benefits of our acquisition activity will be more fully realized with a full year of operations of the commercial and residential properties we acquired in 2003 and partial year of operations of the properties we have acquired in the first quarter of 2004. We will also generate income from the sale of residential apartment units and residential lots that are currently under development. Our biggest challenge in 2004 will be to continue to utilize our cash and other sources of financing available to purchase real estate that has the potential to generate strong cash returns on our investment, in an interest-rate environment that may not be as accommodating as it has been in recent years, and to maximize the cash returns on our existing assets.

In preparing our financial statements, we have made best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions, or otherwise.

The discussion that follows is based primarily on our consolidated balance sheets as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002 and 2001 and should be read along with the “Selected Financial Data,” and our consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by operating properties in the process of being repositioned, acquisitions and dispositions of commercial and residential properties, residential subdivisions fully developed and completed, the acquisition and subsequent partial sale of undeveloped commercial and residential lots, and the acquisition and subsequent partial development and sale of residential lots. Historical results set forth in the “Selected Financial Data” and our consolidated financial statements are not necessarily indicative of our future financial position and results of our operations.

Application of Critical Accounting Policies

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Our accounting policies comply with accounting principles generally accepted in the United States, although a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of significant judgment in their application.

Rental Property and Equipment

On an annual basis, we assess whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Our estimate is based on a subjective assessment that considers factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, an impairment reserve is established, resulting in an immediate negative adjustment to net income. The impairment amount is measured as the excess of the carrying amount of the property over the fair value of the property, such fair value calculated on a discounted future cash flow basis using a risk-adjusted discount rate. The assessment of impairment could affect both our earnings and the carrying value of property on our balance sheet.

Acquisition of Real Estate

In accordance with FAS 141 “Business Combinations”, we evaluate the purchase price of our commercial and residential acquisitions to determine an appropriate apportionment of the purchase price to land, building, furniture and fixtures and acquired leases. Acquired leases are valued relative to their market value. Acquired leases with above-market terms result in the recognition of an intangible asset, while acquired leases with below-market terms result in the recognition of an intangible liability. This intangible asset or liability is then amortized over the term of the lease as a reduction, in the case of an intangible asset, and an increase, in the case of an intangible liability, to rental revenue.

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

(iii)	estimating the lease-up period required to attain the occupancy levels that the property has at the time of the acquisition, and

(iv)	applying an estimated risk-adjusted discount rate to the existing tenants.

As a result of the significant judgment required in the assigning a value to the in-place leases, the actual value of leases acquired could differ from the value presented in our financial statements. Since the useful life of in-place leases typically differs substantially from that of a building’s useful life, this could affect the amount of depreciation and amortization recorded.

In accordance with FAS 141, we are also required to reflect on our balance sheet the fair value of debt assumed in connection with our acquisitions. In order to calculate the fair value of assumed debt we are required to estimate the market rate of interest for a loan of that type, taking into account such factors as the cash flow generated by the property, any guarantees of indebtedness, and the amount of debt relative to the property’s fair market value. The estimate of fair value of the assumed debt will affect our interest expense and the carrying amount of the assumed debt on our balance sheet.

Real Estate Sales

We follow the provisions of Statement of Financial Accounting Standards (“FASB”) No. 66, “Accounting for Sales of Real Estate” for reporting the disposition of homes, residential lots held for sale, and commercial land held for development. Homebuilding and related costs are charged to the cost of the homes sold under the specific identification method. Land development costs are charged to the cost of land parcels sold on a relative sales value basis. An inaccurate allocation of costs could affect our gains on sale of homes and developed land.

Investments in Joint Ventures

For all our joint ventures created after January 31, 2003, we are required to determine if the entity is a variable interest entity (VIE). Such a determination includes, among other requirements, that we evaluate whether the equity investment at risk is sufficient to allow the entity to finance its activities without additional subordinated support from others. If the equity at risk is not sufficient then the entity is considered a VIE and is subject to consolidation based on the guidelines of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). If the equity at risk is sufficient, and various other conditions are met, then the entity is not considered to be a VIE and is accounted for based on other control considerations.

If a joint venture of ours is subject to FIN 46, we are required to determine whether we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses). If we are the primary beneficiary, then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we account for our investment by the equity method.

Our evaluation of the sufficiency of equity at risk and our determination of the primary beneficiary is based on subjective assessments that involve our estimating a number of possible future outcomes of the entity as well as the probability of each outcome occurring. This process includes our estimating future operating income and losses, taking into account industry trends, the impact of macro economic forces, as well as the effects of demand, competition and other factors. The evaluation of the sufficiency of equity of a joint venture and the determination of the primary beneficiary will effect the presentation of that joint venture in the consolidated balance sheet and results of operations.

Depreciation Expense

We use judgment in order to allocate the purchase price of all acquired assets and assign useful lives to those assets that have finite lives. Depreciation expense is generally computed using the straight-line method applied over the deemed useful life of depreciable assets. Tennant improvements are capitalized and amortized over the term of the corresponding lease. Repairs, maintenance and minor improvements are expensed as incurred. The allocation of assets or assignment of useful lives will affect the amount of depreciation recorded.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items from our audited consolidated balance sheets as of the dates presented (in thousands):

	December 31, 2003	December 31, 2002	Change 2003 to 2002
Assets:
Rental property and equipment, at cost	$201,703	$112,991	$88,712
Property and land development	22,127	—	22,127
Cash, cash equivalents, restricted cash and investments	79,064	86,988	(7,924)
Total assets	347,926	243,492	104,434

Liabilities:
Mortgage and construction loans and other debt	183,142	100,586	82,556
Deferred income taxes payable	9,773	4,681	5,092
Other liabilities	3,927	814	3,113
Total liabilities	204,044	111,650	92,394

Shareholder’s Equity	128,095	118,514	9,581

Material changes in assets include:

•	Rental property and equipment increased primarily as a result of the acquisition of the Victoria Place apartment complex, The Fountains apartment complex and the 900 Northbrook building.

•	Property and land development increased primarily as a result of the acquisition of the Clarksburg Ridge land, the 900 Northbrook undeveloped land, the 699 North Broad building and the Cigar Factory building.

•	Cash, cash equivalents, restricted cash and investments decreased in total primarily due to the use of cash in acquisitions.

Material changes in liabilities include:

•	Total debt increased primarily as a result of mortgage loans obtained or assumed in connection with the acquisition of the Victoria Place apartment complex, The Fountains apartment complex, the 900 Northbrook building and the Clarksburg Ridge land.

•	Deferred income taxes payable increased primarily due to the deferral of our tax liability on the gains on the sale of the Maplewood Manor nursing home and The Commons residential apartment building. Both sales were part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such the taxable gain on the sale was deferred.

•	Other liabilities increased primarily as a result of the NVR deposit on the Clarksburg Ridge lots.

Financial Overview

The following table reflects key line items from our audited statements of operations for the years ended December 31, 2003 and December 31, 2002 (in thousands, except percentages):

	December 31, 2003	December 31, 2002	Change 2003 to 2002	% Change 2003 to 2002
Revenues from commercial rental properties	$15,503	$33,975	$(18,472)	(54.4)
Revenues from residential rental properties	4,592	1,578	3,014	191.0
Revenues from hospitality properties	7,896	7,571	325	4.3
Homebuilding, residential lots and other construction revenues	1,633	8,176	(6,543)	(80.0)
Income from equity investments	1,725	1,607	118	7.4
Interest income	2,041	2,738	(697)	(25.5)
Total Revenues	34,703	56,835	(22,132)	(38.9)
Commercial operating expenses	6,622	10,460	(3,838)	(36.7)
Residential operating expenses	2,107	1,056	1,051	99.5
Hospitality operating expenses	5,236	4,751	485	10.2
Residential depreciation expense	1,025	218	807	370.2
Cost of homebuilding, residential lots and other development	1,650	7,259	(5,609)	77.3
General and administrative expense	3,762	3,497	265	7.6

Interest expense	8,025	7,078	947	13.4

Minority interest	49	6,422	(6,373)	(99.2)

Other expenses	14	3,115	(3,101)	(99.6)
Income from discontinued operations, net of tax	7,832	866	6,966	804.4

Net income	9,581	6,086	3,495	57.4

General Overview. Relative to the year ended December 31, 2002, our results for the year ended December 31, 2003 were adversely impacted by the September 2002 expiration of the GSA lease at the Waterfront Complex and fewer home sales. During the year ended December 31, 2002, revenue and pre-tax net income earned from the Waterfront Complex totaled $19,555,000 and $6,910,000, respectively. In 2003, we incurred a $33,000 pre-tax loss from our equity ownership in the remaining operations at the Waterfront Complex. In 2002 we earned $7,986,000 of revenue and $827,000 of pre-tax income related to home sales, compared to $183,000 in revenue and $43,000 in pre-tax income in 2003.

Our revenue was positively impacted by the following transactions in 2003, which helped to offset this reduction in revenue:

•	the purchase of the Victoria Place residential apartment complex in July 2003;

•	the purchase of The Fountains residential apartment complex in September 2003;

•	the sale of 11 of the 159 Clarksburg Ridge residential lots that were purchased in March 2003; and

•	the purchase of the 900 Northbrook commercial building in November 2003.

Our net income also benefited from the following transactions in 2003:

•	the sale of Maplewood Manor nursing home in May 2003, resulting in an after-tax gain of $1,711,000;

•	the sale of The Commons residential property in December, 2003, resulting in an after-tax gain of $5,419,000;

Commercial Rental Property.

At December 31, 2003, our commercial portfolio of properties owned by entities that we consolidate, excluding properties we are holding for sale, contained approximately 1,107,000 square feet of commercial space, compared to approximately 1,041,000 square feet at December 31, 2002, an increase of approximately 66,000 square feet. The average lease space available during 2003 decreased from 2002 by approximately 776,000 square feet, primarily as a result of the September 2002 expiration of the GSA lease at the Waterfront Complex, and subsequent deconsolidation of the entity that owns the Complex, which comprised of approximately 1,066,000 square feet of commercial space. At December 31, 2003 the total commercial property portfolio was 93.8% leased, compared to 89.9% at December 31, 2002.

The $18,472,000 revenue decrease in 2003 relative to 2002 can be primarily attributed to a $19,555,000 decrease in revenue related to the GSA lease at the Waterfront Complex, partially offset by a $604,000 increase in revenue related to the January, 2002 acquisition of the Versar Center and the November, 2003 acquisition of the 900 Northbrook building, and a $450,000 increase in revenue at Washington Business Park and the Sudley North Buildings due to higher occupancy rates.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2003 decreased relative to 2002 by $3,838,000 primarily due to a $4,922,000 decrease in expenses related to the GSA lease at the Waterfront Complex, partially offset by a $433,000 increase in expenses related to the Versar Center and the 900 Northbrook building acquisitions and a $651,000 increase in expenses related to all other commercial buildings principally as a result of higher snow removal and utility costs due to severe weather conditions and record snowfalls in the Washington, DC region during the first quarter of 2003.

We expect that both rental revenues and operating expenses will increase in 2004 due to the acquisitions we have made in 2003 and the first quarter of 2004.

Residential Rental Property.

Our residential portfolio of properties owned by entities that we consolidate contained 942 apartment units at December 31, 2003, compared to 178 apartment units at December 31, 2002. The average number of apartment units available during 2003 increased from 2002 by 282 units as a result of the July 2003 acquisition of 364 units at Victoria Place and the September 2003 acquisition of 400 units at The Fountains, partially offset by the December 2003 sale of 95% of our interest in the Commons, which contains 116 units. At December 31, 2003 the residential rental portfolio was 93.0% leased compared to 85.4% at December 31, 2002.

The $3,014,000 increase in residential rental revenue over prior year can be primarily attributed to a $3,055,000 increase in revenue from the acquisitions of Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $1,051,000 over the prior year can be primarily attributed to a $1,025,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

Depreciation expense in 2003 increased by $807,000 over the prior year primarily due to acquisitions made in 2003.

We expect that both rental revenues and operating expenses will increase in 2004 due to the acquisitions we have made in 2003.

Hospitality Properties.

The average daily room rate at The Inn at the Colonnade decreased to $130.37 from $133.22 in the prior year, while occupancy increased to 67.1% from 65.0%. The average daily room rate at the Holiday Inn increased to $75.38 from $73.41 in the prior year, while occupancy increased to 69.7% from 61.2%.

The $325,000 increase in revenue over the prior year reflects a $405,000 increase in revenue at the Holiday Inn, partially offset by a $80,000 decrease in revenues at the Inn at the Colonnade. The increase in revenue at the Holiday Inn is primarily due to increased military operations at neighboring Andrews Air Force Base. The decrease in revenue at the Inn at the Colonnade is indicative of the continued weak demand in the hospitality industry as a result of the slow economy, the war in Iraq and homeland security threats.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in operating expenses of $485,000 over the prior year is due in part to the cost of snow removal at both properties as a result of the heavier than normal snowfall experienced in the region. Additionally, the Inn at the Colonnade incurred higher payroll costs relative to the prior year, in part due to the hiring of a property controller during 2003.

Homebuilding, Residential Lots and other construction. Homebuilding, residential lots and other construction revenue in 2003 decrease by $6,543,000 compared to the prior year. The decrease can be primarily attributed to the following:

•	in 2003 we sold the final home in the Yorkshire Knolls residential subdivision. In 2002 we sold 48 homes and six lots in the Yorkshire Knolls subdivision and the final seven lots in the St. Mary’s County subdivision. As a result, homebuilding revenue declined by $7,803,000. This decrease was partially offset by;

•	an increase in residential lot revenue of $1,451,000 due to the sale of eleven developed lots in Clarksburg Ridge in 2003.

The cost of homebuilding, residential lots and other construction in 2003 decreased by $5,609,000 compared to the prior year. The decrease can be primarily attributed to a $7,019,000 decline in expenses related to fewer home and lot sales in the Yorkshire Knolls and St. Mary’s subdivisions, partially offset by a $1,421,000 increase in expenses related to the cost of sales of the Clarksburg Ridge lots.

Interest Income. Interest income in 2003 totaled decreased by $697,000 compared to the prior year. The decrease is attributable to lower interest rates compared to the prior year, coupled with a lower balance in our short-term investment portfolio relative to the prior year, due to the use of funds for investment purposes.

Income from Equity Investments. Income from investments in joint ventures and partnerships consists of our share of profits and losses generated by non-consolidated joint ventures and partnerships in which we hold an equity interest. Income from equity investments increased in 2003 by $118,000 over the prior year. The increase can be primarily attributed to a $439,000 increase related to the operations at Congressional South, in which we invested in December 2002 and a $712,000 increase related to 1925K Street, which was acquired in June 2002, partially offset by a $1,016,000 decrease related to WBP Undeveloped Land, due to lower margins on land parcel sales.

General and Administrative Expense . The increase in general and administrative expense of $265,000 over the prior year is primarily due to an increase in salaries, pension costs and legal, accounting and consulting fees, partially offset by a decrease in bonuses. In 2002 a $1,000,000 performance bonus was paid to the Company’s Co-Chairman Charles S. Bresler.

Interest Expense. The increase in interest expense of $947,000 over the prior year is primarily due to interest on debt obtained or assumed in 2003 in connection with the acquisitions of Victoria Place and The Fountains as well as interest on the debt placed on the Paradise Sudley North Office Buildings in 2002.

Minority Interest. Minority interest expense in 2003 decreased by $6,373,000 primarily due to the expiration of the GSA lease at the Waterfront Complex. The lease expiration and the subsequent contribution of the Complex to an unconsolidated joint venture, resulted in a reduction in minority interest expense of $5,915,000.

Other expenses. Other expenses during 2003 decreased by $3,101,000. The decrease can be attributed to the following:

•	a $1,620,000 accrual established in 2002 for expenses associated with the removal of hazardous materials at the Waterfront Complex;

•	an $891,000 impairment allowance established in 2002 related to the write-down of our 50% share of Tech High Leasing, and a write-down of three vacant properties that had previously been leased to convenience store operators; and

•	a $585,000 write-off in 2002 for cash advances made to a partnership during that year, of which collection was uncertain.

Income from Discontinued Operations, net of Tax. The increase in income from discontinued operations, net of tax, of $6,966,000 is primarily attributable to a $1,711,000 gain, net of tax, related to the sale of Maplewood Manor and a $5,419,000 gain, net of tax, related to the sale of The Commons.

Results of Operations – Comparison of the results of operations for the year ended December 31, 2002 compared to 2001.

The following table reflects key line items from our audited statements of operations for the years presented (in thousands, except for percentages):

	December 31, 2002	December 31, 2001	Change 2002 to 2001	% Change 2002 to 2001
Revenues from commercial rental properties	$33,975	$31,256	$2,719	8.7
Revenues from residential rental properties	1,578	1,521	57	3.7
Revenues from hospitality properties	7,571	7,711	(140)	(1.8)
Homebuilding, residential lots and other construction revenues	8,176	4,965	3,211	64.7
Income from equity investments	1,607	130	1,477	1,136.2
Interest income	2,738	3,030	(292)	(9.6)
Total Revenues	56,835	49,739	7,096	14.3
Commercial operating expenses	10,460	9,637	823	8.5
Residential operating expenses	1,056	915	141	15.4
Hospitality operating expenses	4,751	4,758	(7)	(0.1)
Commercial depreciation expense	4,323	3,232	1,091	33.8
Cost of homebuilding, residential lots and other development	7,259	4,802	2,457	51.2
General and administrative expense	3,497	2,172	1,325	61.0
Interest Expense	7,078	2,000	5,078	253.9
Minority interest	6,422	7,225	(803)	(11.1)
Other expenses	3,115	262	2,853	1,088.9

Net income	6,086	10,216	4,130	(40.4)%

The increase in total revenue was primarily due to an increase in revenue from home sales and an increase in revenue generated from our November 2001 acquisition of Washington Business Park, and our January 2002 acquisition of the Versar Center, partially offset by decreased revenue at the Waterfront Complex as a result of the September 2002 GSA lease expiration. The decrease in net income is primarily due to increased interest expense on mortgage loans closed in 2002 and 2001, as well as increased general and administration costs in 2002 and accruals for removal of hazardous materials and asset impairment write-downs in 2002.

Commercial Rental Property.

At December 31, 2002, our commercial portfolio of properties owned by entities that we consolidate, excluding properties we are holding for sale, contained approximately 1,041,000 square feet of commercial space, compared to approximately 1,902,000 square feet at December 31, 2001, a decrease of approximately 861,000 square feet. The decrease is primarily due to the joint venture agreement with K/FCE and the resulting deconsolidation of the entity that owns the Waterfront Complex, partially offset by the acquisition of the Versar Center. At December 31, 2002 the total commercial property portfolio was 90.1% leased, compared to 99.0% at December 31, 2001.

The $2,719,000 revenue increase in 2002 over the prior year can primarily be attributed to a $6,984,000 increase in revenue related to Washington Business Park, which was acquired in November 2001 and a $3,396,000 increase in revenue related to the Versar Center, which was acquired in January 2002, partially offset by a $6,001,000 decrease in revenue related to the expiration of the GSA lease at the Waterfront Complex.

The $823,000 increase in operating expenses in 2002 over the prior year can primarily be attributed to a $2,398,000 increase in expenses related to the Washington Business Park operating properties and a $1,296,000 increase in expenses related to the Versar Center property, partially offset by a $2,736,000 decrease in expenses related to the expiration of the GSA lease at the Waterfront Complex.

Depreciation expense increased by $1,091,000 over the prior year primarily due to the acquisitions of Washington Business Park and the Versar Center, partially offset by the contribution of the Waterfront Complex to an unconsolidated joint venture.

Residential Rental Property.

Revenue was comparable with the prior year since average occupancy levels remained stable.

The $141,000 increase in operating expenses over the prior year resulted primarily from increased operating expenses at the Company’s Charlestown North Apartments. Expense increases occurred in payroll costs, electricity charges, repair and maintenance costs, and property insurance.

Hospitality Properties.

The average daily room rate at The Inn at the Colonnade increased to $133.22 from $128.48 in the prior year, while occupancy decreased to 65.0% from 68.5%. The average daily room rate at the Holiday Inn increased to $73.41 from $72.71 in the prior year, while occupancy decreased to 61.2% from 62.6%.

The $140,000 decrease in revenue in 2002 reflects a $90,000 decrease at the Inn at the Colonnade and a $50,000 decrease at the Holiday Inn. The decrease in revenue at both properties reflects the post September 11th drop in demand for lodging and the decreased business and personal travel due to a weak economy.

Operating expenses in 2002 were comparable with the prior year.

Homebuilding, Residential Lots and other construction. Homebuilding, residential lots and other construction revenues, comprised principally of home and residential lot sales, increased in 2002 over the prior year by $3,211,000. The growth in revenue was primarily due to increased unit sales of homes and lots. The number of homes sold increased to 49 in 2002 from 31 in 2001. The average sales price per home increased by $2,000 to an average 2002 price of $157,000. Residential lots sold also increased to seven lots in 2002 from one lot in 2001. The gross profit margin percentage increased to 64.5% in 2002 from 52.2% in 2001.

The cost of homebuilding, residential lots and other construction increased in 2002 by $2,457,000 compared to the prior year as a result of the increase in home and residential lot sales.

At December 31, 2002, all the lots at the St. Mary’s County subdivision had been sold and only one home remained in inventory at the Yorkshire Knolls residential subdivision.

Income from Equity Investments. The increase in income from equity investments in 2002 of $1,477,000 over the prior year can be primarily attributed to equity income of $1,218,000 as a result of WBP Undeveloped Land ground parcel sales in 2002 and equity income of $217,000 from 1925K, in which we invested in June 2002.

General and Administrative Expense. General and administrative expense increased in 2002 by $1,325,000 over the prior year primarily due to a $1,000,000 performance bonus paid to the Company’s Co-Chairman in 2002, as well as an increase in professional fees.

Interest Expense

Interest expense increased in 2002 by $5,078,000 over the prior year as a result of mortgage loans placed on the Sudley North Buildings, the Washington Business Park Buildings and the Versar Center in 2002 and 2001.

Minority Interest . Minority interest expense deceased in 2002 by $803,000 compared to the prior year primarily due to the expiration of the GSA lease at the Waterfront Complex and the subsequent contribution of the Complex to an unconsolidated joint venture during 2002.

Other expenses. Other expenses during 2002 increased by $2,853,000 over the prior year. The increase can be attributed to an accrual established in 2002 for $1,620,000 associated with the removal of hazardous materials at the Waterfront Complex, an impairment allowance established in 2002 for $891,000 for both a write-down of our 50% share of Tech High Leasing and a write-down of three vacant properties that had previously been leased to convenience store operators, and a write-off in 2002 for $585,000 of cash advances made to a partnership during that year, of which collection was uncertain.

Funds From Operations

We consider Funds From Operations (“FFO”) to be a meaningful measure of our performance and we evaluate management based on FFO and FFO per share. We provide FFO as a supplemental measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance). FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles (“GAAP”) assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created the concept of FFO as a standard supplemental measure of operating performance that excludes historical cost depreciation from – or “adds it back” to – GAAP net income.

While we are not a real estate investment trust (“REIT”), in light of the fact that we are a real estate company with large amounts of depreciable and amortizable real estate assets and we compete against REITS, we believe FFO to be a relevant measurement of our performance.

FFO as defined by the NAREIT is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis”. Our FFO measure differs from NAREIT’S definition in that we exclude income tax expense related to property sales. The exclusion of income tax expense on property sales is consistent with the objective of presenting comparative period operating performance. FFO should not be considered an alternative to net income as an indicator of our operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the FFO measure presented by us is not calculated in the same manner as FFO measures of other real estate companies and therefore may not necessarily be comparable. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

Our funds from operations were $9,753,000 in 2003, compared to $11,221,000 in 2002, a decrease of $1,468,000. The reduction is primarily the result of the GSA lease expiration and fewer home sales, partially offset by an increase in funds from operations from land sales as well as from properties acquired in 2003 and 2002.

Our funds from operations were $11,221,000 in 2002, compared to $13,864,000 in 2001, a decrease of $2,643,000. The decrease is primarily the result of the GSA lease expiration and from mortgage loans placed on properties in 2002, partially offset by properties acquired and investments made in joint ventures in 2002 and 2001.

The following table reflects the calculation of funds from operations (in thousands):

	For the years ended December 31
	2003	2002	2001
Net income	$9,581	$6,086	$10,216
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	7,301	5,135	3,648
Add: Income tax expense from property sales	4,753	—	—
Less: Gain on sale of properties	(11,882)	—	—

Funds from operations	$9,753	$11,221	$13,864

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are cash from our operations, our ability to obtain mortgage financing and additional financing through various financial markets, and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding working capital requirements and payments of debt, capital expenditures, operating costs and corporate expenses. With current cash and cash equivalents and investments that are principally short-term in nature, totaling $66,196,000 our sources of cash are sufficient to meet our liquidity needs; however we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities:

During 2003 net cash used in operating activities was $6,470,000. This primarily resulted from the purchase of the Clarksburg Ridge development parcel and the purchase of the Cigar Factory.

Investing Activities:

During 2003, net cash used in investing activities totaled $32,009,000. Cash used for investments primarily resulted from cash outflows of $72,157,000 primarily for the acquisition of: the Victoria Place and The Fountains apartment complexes; the 900 Northbrook commercial building and development parcel; and the 699 North Broad Street building.

These outflows were reduced by cash inflows totaling $40,148,000 primarily consisting of proceeds received from: the liquidation of a portion of our municipal bond investments; the sale of Maplewood Manor and The Commons; and distributions from joint ventures.

At December 31, 2003 we had made deposits totaling approximately $2,044,000 for the acquisition of properties (see Footnote 18 Subsequent Events, for discussion).

Financing Activities:

With interest rates at historical lows, we used the favorable interest rate climate to help finance acquisitions.

During 2003, net cash generated by financing activities totaled $44,956,000. This primarily resulted from the placement of mortgage debt related to the acquisition of Victoria Place and the 900 Northbrook building, the placement of $6,000,000 of unsecured debt and partially offset by principal payments on mortgage debt.

Excess cash flow generated from our properties, from distributions from joint ventures and from proceeds of new mortgage loans placed on unencumbered properties and refinancing of existing debt, is typically invested in municipal bonds that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures. At December 31, 2003, we had $52,635,000 of such investments.

Future Capital Requirements

Several current factors are positive with respect to our cash flow and capital requirements:

•	mortgage interest rates remain at historical low rates facilitating our financing of acquisitions;

•	2004 forecasted cash flow from operations indicate that current obligations and working capital needs can be met; and

•	availability of $66,196,000 of cash, cash equivalents and investments at December 31, 2003. This liquidity allows us to be well positioned to quickly respond to real estate acquisition opportunities.

Unanticipated funding requirements could surface during 2004 or in the immediately ensuing years including:

•	possible funding requirements for the redevelopment of the Waterfront Complex;

•	funds for the possible redevelopment of the 1925 K Street asset;

•	funds for the development project at Sudley North; and

•	unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental affect on the cash flow generated from operations.

Furthermore, pursuant to our $6,000,000 unsecured loan, we are required to maintain a minimum liquidity of $30,000,000.

Longer term our main challenge will be to refinance our existing fixed-rate debt at interest rates that will allow us to continue to maximize cash returns on our investments. At December 31, 2003 the weighted average interest rate on our fixed-rate mortgage debt was 6.4%. Based on the fixed-rate debt outstanding at December 31, 2003, a 100 basis point increase in the weighted average interest rate on our debt would increase our annual financing costs by approximately $1,700,000. Our fixed-rate mortgage debt begins to mature in 2007 (see annual contractual principal payments schedule in the footnotes to the financial statements).

Off-Balance Sheet Commitments

As of December 31, 2003, our off-balance sheet commitments were as follows:

•	We have provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925K Associates, LLC (1925K). A portion of this loan has also been guaranteed by the other third-party member of 1925K. As further conditions of the guaranty, we are required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. During the year ended December 31, 2003 we were in compliance with all covenants under the loan. In February 2004, 1925K refinanced the loan at essentially the same terms as the previous loan and a variable interest rate of one month LIBOR plus 145 basis points.

•	We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC (“Selborne House”). The other members of Selbourne House have guaranteed the remaining balance under the loan. The loan matures January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At December 31, 2003, the outstanding loan balance totaled $1,578,000 and unused capacity under the loan totaled $5,522,000.

•	We have guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At December 31, 2003, the outstanding loan balance totaled $894,000 and unused capacity under the loan totaled $4,476,000.

•	At December 31, 2003, we had unused capacity under a development loan for Clarksburg Ridge of $288,000.

•	At December 31, 2003 we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

•	Based on the operating agreement of Waterside Associates, LLC (“WALLC”), K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions are required to be made by K/FCE. Thereafter each member’s required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period
	Total	Less than 1- Year	1 - 3 Years	3 - 5 Years	More than 5- Years
Long-term debt obligations(1)	$183,142	$2,181	$18,394	$29,968	$132,599
Operating lease obligations	785	118	246	261	160
Outstanding letters of credit	156	156	—	—	—

Total	$184,083	$2,455	$18,640	$30,229	$132,759

(1)	Included on balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in interest rates. Our market risk arises from interest rate risk inherent in our investment assets and our variable rate debt. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments.

We do not believe that we have any material exposures to adverse changes in interest rates associated with our investment assets. We invest in investment grade state and local government issues with short-term maturities and fixed rates of return. The short-term nature of the investments provides opportunities for reinvestment at higher interest rates, as those rates increase.

We have $7,606,000 of variable-rate development loans outstanding, that are subject to interest-rate sensitivity. In addition, we have an unsecured $6,000,000 variable-rate loan outstanding that matures in 2005, and a joint venture, in which we have an 85% non-controlling interest has a $20,187,000 variable-rate loan outstanding that matures in 2007. Based on the total variable-rate debt outstanding at December 31, 2003, a 100 basis point increase in market interest rates would impact our pre-tax earnings by approximately $308,000. Assuming the rate increase is not caused by an increase in credit spreads and that there is a proportionate 100 basis point increase in returns on our cash, cash equivalents and investments, our annual interest income would increase by approximately $662,000.

Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at December 31, 2003, the carrying amount of our total fixed-rate debt was $169,536,000 compared to an estimated fair value of $176,603,000.

Item 8. Financial Statements and Supplementary Data

The financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

Item 9. Disagreements on Accounting and Financial Disclosure

On June 27, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (Arthur Andersen) as our independent auditors and appointed Ernst & Young LLP (Ernst & Young) to serve as our independent auditors for the fiscal year ending on December 31, 2002.

Arthur Andersen’s reports on our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

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

During each of 2000 and 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Since the date of their appointment, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Company

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

Item 14. Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, the evaluation date (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act of 1934 (the “Exchange Act”). Since the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

Schedule III – Real estate and accumulated depreciation as of December 31, 2003

Schedule IV – Mortgage loans on real estate as of December 31, 2003

Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

B. Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (Incorporated by reference to Exhibit 3A of Registrant’s Quarterly Report on Form 10-Q for the second quarter of 1991, filed August 14, 1991.)

3.2	Amended and Restated By-laws of Registrant. (Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for 2001, filed April 1, 2002.)

3.3	First Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.3 of Registrant’s Report on Form 10-K for 2002, filed March 31, 2003.)

3.4	Second Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 26, 2003.)

9.1	First Amended and Restated Shareholders Agreement, dated as of July 31, 2002, by and between Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, Joint Tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 2.5 to Registrant’s Current Report on Form 8-K, filed August 8, 2002.)

9.2	Second Amended and Restated Shareholders Agreement, dated as of February 21, 2003, by and among Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, husband and wife as joint tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 26, 2003.)

10.1	Agreement of Sale and Purchase dated May 14. 2001 between ASP Washington, L.L.C. and ASP Washington Development, L.L.C., and Cohen Companies, LLC. (Filed herewith.) .

10.2	Membership Interest Purchase Agreement dated May 6, 2003 by and among KGH Corporation, Victoria Place Apartments, Ltd. and Osprey Capital, Inc., P.A.C. Land Development Corporation and Bresler & Reiner, Inc. (Filed herewith.)

10.3	Purchase and Sale Agreement dated June 6, 2003 between Fountain Ponds, LLC and Bresler & Reiner, Inc. (Filed herewith.)

16.1	Letter from Arthur Andersen LLP to the SEC dated June 27, 2002 regarding the change in certifying accountants. (Incorporated by reference to Exhibit 16 to Registrant’s Current Report on Form 8-K, filed June 27, 2002.)

21	Subsidiaries of the Registrant. (Filed herewith.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)

C. Reports on Form 8-K

We filed one report on Form 8-K during the fourth quarter of 2003.

On December 9, 2003, we filed a Report on Form 8-K/A for the purpose of amending the Form 8-K filed on September 29, 2003 that provided certain information regarding our acquisition of the Fountains at Waterford Lakes.

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to: Mr. Darryl M. Edelstein, 11140 Rockville Pike, Suite 620, Rockville, MD 20852. Mr. Edelstein will advise shareholders of the fee for any exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2004.

/s/ SIDNEY M. BRESLER Sidney M. Bresler	Chief Executive Officer, Director

/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein	Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ BENJAMIN C. AUGER Benjamin C. Auger	Director

/s/ CHARLES S. BRESLER Charles S. Bresler	Director

/s/ GARY F. BULMASH Gary F. Bulmash	Director

Ralph S. Childs, Jr.	Director

/s/ MICHAEL W. MALAFRONTE Michael W. Malafronte	Director

/s/ BURTON J. REINER Burton J. Reiner	Director

/s/ RANDALL L. REINER Randall L. Reiner	Director

George W. Huguely, III	Director

BRESLER & REINER, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 and 2002

Report of Independent Auditors

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bresler & Reiner Inc., at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 26, 2004

Bresler & Reiner, Inc.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	December 31, 2003	December 31, 2002
ASSETS
Real Estate:
Rental property and equipment	$201,703,000	$112,991,000
Property and land development	22,127,000	—
Land held for investment and homes held for sale	3,231,000	3,103,000

Real estate, at cost	227,061,000	116,094,000
Less: accumulated depreciation	(24,278,000)	(20,009,000)

Total real estate, net	202,783,000	96,085,000

Assets held for sale, net	1,669,000	3,630,000

Receivables:
Income taxes receivable	3,881,000	1,096,000
Mortgage and notes receivables, affiliates	2,276,000	2,433,000
Mortgage and notes receivables, other	5,718,000	4,222,000
Other receivables	4,068,000	3,315,000

Cash and cash equivalents	13,561,000	7,084,000
Restricted cash and deposits held in escrow	12,868,000	4,069,000
Investments	52,635,000	75,835,000
Investment in and advances to joint ventures	35,230,000	36,649,000
Deferred charges and other assets, net	13,237,000	9,074,000

Total assets	$347,926,000	$243,492,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage and construction loans and other debt	$183,142,000	$100,586,000
Accounts payable, trade and accrued expenses	7,202,000	5,569,000
Deferred income taxes payable	9,773,000	4,681,000
Other liabilities	3,927,000	814,000

Total liabilities	204,044,000	111,650,000

Minority interest	15,787,000	13,328,000

Shareholders’ equity:
Common shares, $0.01 par value; 4,000,000 shares authorized; 2,893,653 shares issued; 2,738,606 shares outstanding as of December 31, 2003 and December 31, 2002	28,000	28,000
Additional paid-in capital	7,565,000	7,565,000
Retained earnings	122,319,000	112,738,000
Treasury stock (101,047 shares as of December 31, 2003 and December 31, 2002)	(1,817,000)	(1,817,000)

Total shareholders' equity	128,095,000	118,514,000

Total liabilities and shareholders' equity	$347,926,000	$243,492,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
REVENUES
Homebuilding, residential lots and other construction	$1,633,000	$8,176,000	$4,965,000
Rentals – Commercial	15,503,000	33,975,000	31,256,000
Rentals – Residential	4,592,000	1,578,000	1,521,000
Hospitality	7,896,000	7,571,000	7,711,000
Management fees, affiliates	365,000	527,000	419,000
Interest	2,041,000	2,738,000	3,030,000
Income from equity investments	1,725,000	1,607,000	130,000
Other	948,000	663,000	707,000

	34,703,000	56,835,000	49,739,000

COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	1,650,000	7,259,000	4,802,000
Rental expense – commercial
Operating expenses	6,622,000	10,460,000	9,637,000
Depreciation and amortization expense	4,190,000	4,323,000	3,232,000
Rental expense – residential
Operating expenses	2,107,000	1,056,000	915,000
Depreciation and amortization expense	1,025,000	218,000	170,000
Hospitality expense
Operating expenses	5,236,000	4,751,000	4,758,000
Depreciation and amortization expense	863,000	834,000	827,000
General and administrative expense	3,762,000	3,497,000	2,172,000
Interest expense	8,025,000	7,078,000	2,000,000
Minority interest	49,000	6,422,000	7,225,000
Other expenses	14,000	3,115,000	262,000

	33,543,000	49,013,000	36,000,000

Income before income taxes and discontinued operations	1,160,000	7,822,000	13,739,000
Provision (benefit) for income taxes	(589,000)	2,602,000	4,243,000

Income from continuing operations	1,749,000	5,220,000	9,496,000
Income from discontinued operations, net of tax	7,832,000	866,000	720,000

Net income	$9,581,000	$6,086,000	$10,216,000

Income from continuing operations per common share	$0.64	$1.90	$3.47

Income from discontinued operations per common share	$2.86	$0.32	$0.26

Net income per common share	$3.50	$2.22	$3.73

Weighted average number of common shares outstanding	2,738,606	2,738,751	2,738,906

See Notes to Consolidated Financial Statements

RESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	COMMON STOCK	CAPITAL IN EXCESS OF PAR	RETAINED EARNINGS	TREASURY STOCK	TOTAL SHAREHOLDERS' EQUITY
Balance, December 31, 2000	$28,000	$7,565,000	$96,436,000	$(1,804,000)	$102,225,000

Net income	—	—	10,216,000	—	10,216,000

Balance, December 31, 2001	28,000	7,565,000	106,652,000	(1,804,000)	112,441,000

Net income	—	—	6,086,000	—	6,086,000

Purchase of treasury stock	—	—	—	(13,000)	(13,000)

Balance, December 31, 2002	28,000	7,565,000	112,738,000	(1,817,000)	118,514,000

Net income	—	—	9,581,000	—	9,581,000

Balance, December 31, 2003	$28,000	$7,565,000	$122,319,000	$(1,817,000)	$128,095,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$9,581,000	$6,086,000	$10,216,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,554,000	6,110,000	4,680,000
Gain on sale of properties and realty interests	(11,990,000)	(330,000)	(109,000)
Income from equity investments	(1,725,000)	(1,607,000)	(130,000)
Minority interest expense	49,000	6,422,000	7,225,000
Deferred income taxes	5,092,000	(1,081,000)	(599,000)
Amortization of finance costs	472,000	450,000	180,000
Asset impairment write-down	—	891,000	—
Changes in assets and liabilities:
(Increase) decrease in:
Residential building and lot development	(7,774,000)	—	—
Cost of homebuilding and land development	1,560,000	3,232,000	(1,244,000)
Assets held for sale, net	(36,000)	477,000	520,000
Restricted cash	(4,384,000)	1,993,000	2,837,000
Receivables	(3,518,000)	(135,000)	3,379,000
Other assets	(3,222,000)	3,987,000	—
Other liabilities	1,871,000	38,000	1,067,000

Total adjustments	(16,051,000)	20,447,000	17,806,000

Net cash (used in) provided by operating activities	(6,470,000)	26,533,000	28,022,000

INVESTING ACTIVITIES:
Distributions from (investment in) joint ventures	3,144,000	(23,441,000)	2,070,000
Deposits for property acquisitions	(2,044,000)	—	—
Decrease (increase) in investments in municipal bonds	23,200,000	(16,758,000)	(17,542,000)
Proceeds from sale of properties and realty interests	13,804,000	—	—
Purchase of rental property, equipment and other	(64,039,000)	(11,533,000)	(44,955,000)
Purchase of property and land held for development	(4,735,000)	340,000	(9,917,000)
Increase in notes receivable	(1,339,000)	—	(4,000,000)

Net cash used in investing activities	(32,009,000)	(51,392,000)	(74,344,000)

FINANCING ACTIVITIES:
Proceeds from real estate and other loans	51,306,000	44,410,000	59,100,000
Repayment of notes and real estate loans payable	(1,201,000)	(8,420,000)	(5,977,000)
Deposits held in escrow	(4,415,000)	(1,581,000)	(930,000)
Distribution to minority partners	(123,000)	(560,000)	(3,777,000)
Increase in deferred charges	(611,000)	(5,022,000)	(4,900,000)
Purchase of treasury stock	—	(13,000)	—

Net cash provided by financing activities	44,956,000	28,814,000	43,516,000

Net increase (decrease) in cash and cash equivalents	6,477,000	3,955,000	(2,806,000)
Cash and cash equivalents, beginning of year	7,084,000	3,129,000	5,935,000

Cash and cash equivalents, end of period	$13,561,000	$7,084,000	$3,129,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$8,673,000	$7,017,000	$1,953,000
Income taxes (current and estimated)	2,241,000	5,974,000	1,836,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Acquisition of Sarnia liabilities and mortgage note payable	—	12,796,000	—
Contribution of Waterfront Complex to Waterfront Associates LLC	—	9,913,000	—
Debt assumed on Clarksburg Ridge acquisition	4,338,000	—	—
Deposit liability assumed on Clarksburg Ridge acquisition	2,875,000	—	—
Debt assumed on Fountains acquisition	24,846,000	—	—

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, ownership, and management of commercial and residential real estate located in the Washington, DC, Orlando, Florida and Philadelphia, Pennsylvania metropolitan areas. In addition, we participate in hotel ownership and management activities in the Washington, DC area.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, for entities created after January 31, 2003, entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”). Entities which we do not control, or entities created after January 31, 2003 that are not required to be consolidated under FIN 46, are accounted for under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales— Gains on sales of homes and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”. Revenues and cost of sales are recorded at the time each home or land parcel is closed and title and possession have been transferred to the buyer. Homebuilding and related costs are charged to the cost of the homes closed under the specific identification method. Land development costs are charged to the cost of land parcels closed on a relative sales value basis.

Leasing operations—We recognize revenue in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease.

Hospitality revenue—We recognize hospitality revenue as services are provided.

Rental, construction and management fees—We generally recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Tenant improvements are capitalized and depreciated over the shorter of the terms of the respective tenant’s lease or estimated useful life. Depreciation expense for 2003, 2002 and 2001 was $6,312,000, $5,012,000 and $4,680,000, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and the fair value.

During 2002, we identified impairment indicators for certain long-lived assets resulting in charges of approximately $891,000 based upon internal management projections of future cash flows. Of the total, $694,000 represents an impairment charge against our investment in Tech-High Leasing Company, a joint venture in which we own a 50% interest. Tech-High holds an investment in a partnership that owns an office building in Dallas, Texas. The balance of the impairment charge relates to vacant buildings owned by us, on which we do not expect to recover our carrying value in the foreseeable future. The impairment charges are included in other expenses in the consolidated statement of operations. There were no impairment charges recorded in 2003.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND LAND DEVELOPMENT

When construction commences, costs are transferred to property and land development where they are accumulated by project. Project costs included in property and land development include interest on construction loans, property taxes, materials and labor. These costs are charged to costs of homes and lots sold on a pro rata basis as properties and lots are sold, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at the lower of cost or estimated fair value less cost to sell.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

For entities created prior to January 31, 2003, or entities that are not deemed to be variable interest entities (“VIE’s”), as set forth in FIN46 “Consolidation of Variable Interest Entities”, we account for our investments in non-consolidated partnerships and joint ventures in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

For entities that we control we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners’ share of the income or loss of the consolidated joint venture. For entities that we do not control we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors’ relative voting rights in the joint venture.

For entities created after January 31, 2003, that are deemed to be VIE’s, we account for our investments in joint ventures in accordance with FIN 46. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses), then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we account for our investment by the equity method.

INVESTMENTS

Investments consist principally of investments in municipal instruments. At December 31, 2003 and December 31, 2002, the total of these investments that were short term in nature with maturities of less than one year, were $43,392,000 and $75,095,000, respectively. The fair value of these instruments approximates carrying value at year-end. There were no unrealized gains or losses in 2003 or 2002.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED CASH AND CASH DEPOSITS HELD IN ESCROW

Cash deposits held in escrow include: escrow balances funded in accordance with lender requirements, including escrows for real estate taxes, insurance, replacement reserves, and lease reserves; deposits held in escrow for tenants; deposits on homes held for sale; and loan funds held back by a lender pending the successful achievement of various coverage targets and occupancy statistics.

DEFERRED CHARGES AND OTHER ASSETS

Included in deferred charges are fees incurred in connection with obtaining financing for our real estate. These fees are deferred and amortized as a part of interest expense over the term of the related debt instrument on a straight-line basis, which approximates the effective interest method. In addition, deferred costs include leasing charges, comprised of tenant allowances and lease commissions incurred to originate a lease, which are amortized on a straight-line basis over the term of the related lease.

The application of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (together “SFAS Nos. 141 and 142”) to real estate acquisitions requires us to allocate the purchase price of acquisitions to acquired in-place leases in addition to land, building and improvements. In order to determine the value to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, (3) estimating the lease-up period required to achieve the occupancy levels that the property has at the time of the acquisition, and (4) applying an estimated risk-adjusted discount rate to the existing tenants. As a result of adopting SFAS Nos. 141 and 142, we have intangible lease assets totaling $6,911,000 and $4,557,000 at December 31, 2003 and December 31, 2002, respectively, related to the fair value of acquired leases. The lease intangibles are amortized on a straight-line basis over the lives of the acquired leases and are recorded as a reduction in rental income. The amortization of in-place leases totaled $1,242,000 and $1,098,000 for 2003 and 2002, respectively.

Also included in other assets are deposits for properties acquired in the first quarter of 2004 of approximately $2,044,000.

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

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

EARNINGS PER SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during each year (2,738,606 shares in 2003, 2,738,751 shares in 2002 and 2,738,906 shares in 2001).

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2. NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 150 – In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no impact on our financial condition or results of operations.

FASB Interpretation No. 46 – In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (“VIEs”), FIN 46 requires that a VIE be consolidated by a company if that company is the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses). Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For entities created prior to January 31, 2003, that are not deemed to be special purpose entities, the effective date of FIN 46 is the first interim or annual period ending after March 15, 2004. If it is reasonably possible that a company will consolidate or disclose information about a VIE when this interpretation becomes effective, certain disclosures are required in all financial statements issued after January 31, 2003. We are an investor in several joint ventures or partnerships, which were created prior to January 31, 2003. In instances where we have a controlling interest in an entity we consolidate the entity. We are currently reviewing the application of FIN 46 to these investments in order to determine whether we will be required to consolidate any of these joint ventures into our financial statements. The consolidation of any of our equity investments under FIN 46 may have a significant impact on our balance sheet and the presentation of our results of operations. Footnote number 6 below provides summary financial statements of all of our equity investments that may be subject to consolidation under FIN 46.

Financial Accounting Standard Board Interpretation No. 45 – In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

Financial Accounting Standards No. 144 – Effective January 1, 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” Among other things, SFAS No. 144 establishes criteria for classifying a component of an entity as “discontinued operations.” We have reported the operations of our properties meeting the criteria of SFAS No. 144, as well as the gain on the sale of these properties, as discontinued operations in our consolidated statements of operations for the periods presented.

3. SIGNIFICANT ACQUISITIONS

During 2003 and 2002 the Company entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

900 Northbrook In November 2003, a joint venture, in which we own an 87.5% interest and two unaffiliated third parties own the balance, acquired a 66,285 square foot office building located in a commercial office park in Trevose, Pennsylvania. The purchase price for the office building was $12,050,000. At the time of the acquisition, the joint venture placed a ten-year, 5.98% fixed-rate mortgage of $11,200,000 on the property. We invested $1,312,500 for our interest in the joint venture. We have consolidated the entity’s assets and liabilities and results of operations in our consolidated financial statements. In accordance with the provisions of SFAS No. 141, we have reflected on our balance sheet the fair value of the acquired in-place leases, which were determined to be $2,063,000.

900 Northbrook Development Parcel In November 2003 we acquired for $2,000,000 a 9.6-acre tract of land adjacent to the 900 Northbrook building in the commercial office park in Trevose, Pennsylvania. We plan to develop a commercial office building on the land.

The Fountains at Waterford Lakes In September 2003 we acquired a 400 unit apartment community, located in Orange County, Florida, called The Fountains at Waterford Lakes (“The Fountains”). The purchase price of The Fountains was $35,100,000, which was paid in part by the assumption of a $24,600,000 permanent, non-recourse mortgage on the property. The loan bears interest at 5.00% per annum and is non-amortizing, with the outstanding principal balance due and payable in December 2007. No prepayments on the loan are permitted prior to December 2005. The remainder of the purchase price was paid in cash, $6,000,000 of which was funded through an unsecured loan to us. This non-amortizing loan bears interest at one month LIBOR plus 195 basis points per annum, matures in September 2005, and has no prepayment penalty. Covenants on the loan include requirements that we maintain, on a consolidated basis, a net worth of not less than $75,000,000, liquid assets (consisting of cash, United States government securities and municipal bonds with investment grade credit ratings) of not less than $30,000,000 and net income per each fiscal year of not less than $3,000,000. In accordance with the provisions of SFAS No. 141, we have reflected the fair value of the assumed loan, determined to be $24,846,000, on our consolidated balance sheet along with the fair value of the acquired in-place leases, which were determined to be $119,000.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

699 North Broad Street Associates, L.P. In August 2003 a joint venture, in which we own a 95% interest and two unaffiliated third parties own the balance, acquired a historic building in Philadelphia, PA, called the Divine Lorraine, for a purchase price of $2,295,000. The joint venture plans to redevelop the building into a 135 unit rental apartment property. We invested $2,375,000 for our interest in the joint venture. We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

Cigar Factory Apartments L.P. In July 2003, we invested $1,000,000 in exchange for a 66.7% interest in Cigar Factory Apartments L.P. (“Cigar Factory”). Two unaffiliated third parties own the remaining 33.3% interest. Cigar Factory owns a warehouse in Philadelphia, PA, which will be redeveloped into a 32 unit for-sale condominium property, together with parking and associated spaces. Cigar Factory has obtained an acquisition and construction loan in the amount of $5,370,000. We have provided a payment guarantee for 66.7% of the loan balance outstanding, with the remaining balance guaranteed by the other members of Cigar Factory. We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

Selborne House In July 2003, we invested $400,000 in exchange for a 33.3% interest in Selborne House at St. Marks Owner, LLC (“Selborne House”), which is developing an 80 unit age-restricted apartment community in Montgomery County, Maryland. Two unaffiliated third parties own the remaining 66.7%. The development and construction of the community is being financed by a $7,100,000 construction loan. We have provided an unconditional and irrevocable payment guaranty to the lender for 33.3% of the balance outstanding under the construction loan, which is also guaranteed by the other members of Selborne House. We have accounted for our investment in the joint venture by the equity method in the accompanying consolidated financial statements.

Victoria Place Apartment, LLC In July 2003, we invested $8,500,000 for an 85% membership interest in Victoria Place Apartments, LLC (“Victoria Place”). An unaffiliated investor acquired the remaining 15% membership interest as part of the same transaction. Victoria Place owns and operates a 364 unit apartment complex, which is located in Orange County, Florida. The purchase price for Victoria Place was $39,500,000. The balance of the purchase price was funded by a $34,120,000 permanent, non-recourse ten-year mortgage on the property which bears interest at 4.72% per annum. At closing, $30,620,000 of the mortgage was disbursed and the remaining $3,500,000 was disbursed in February 2004, upon the property achieving certain occupancy and debt service coverage targets. The February loan disbursement reduced our invested capital to $5,525,000. We have consolidated the entity’s assets and liabilities and results of operations in our consolidated financial statements. In accordance with the provisions of SFAS No. 141, we have reflected on our balance sheet the fair value of the acquired in-place leases, which were determined to be $172,000.

Clarksburg Ridge, LLC In March 2003, we purchased a 100% interest in Clarksburg Ridge, LLC (“Clarksburg Ridge”) for an aggregate purchase price of $12,200,000. Clarksburg Ridge owns a parcel of undeveloped residential land in Clarksburg, Maryland which is subdivided into 159 residential lots. Simultaneous with the acquisition, we entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation, street paving and other infrastructure. In July 2002, Clarksburg Ridge entered into a sales contract with NVR, Inc. (“NVR”) that provides for the structured takedown of lots. With the execution of the sales contract, NVR paid Clarksburg Ridge a non-refundable deposit of $4,950,000. Also in July 2002, Clarksburg Ridge entered into a loan agreement with Columbia Bank (the “Bank”) for the acquisition, development, interest reserve, and real estate taxes associated with the property. The purchase price of Clarksburg Ridge consisted of $5,000,000 in cash, the assumption of the outstanding balance on the Bank loan of $4,200,000, and the application of $3,000,000 of deposit proceeds from NVR. The remaining $1,950,000 of the NVR deposit was refunded to NVR and an appropriate amendment was made in the NVR sales contract.

Congressional South In December 2002, we contributed approximately $2,800,000 in exchange for a 25% interest in Congressional South Associates LLC (“Congressional South”). Unaffiliated third parties own the remaining 75% interest. Congressional South owns a shopping center containing approximately 81,000 square feet located in Rockville, Maryland. In addition, it owns a parcel of ground adjacent to the shopping center that is leased on a net basis to an apartment developer who is currently constructing approximately 400 apartment units thereon. The unaffiliated third party members of the joint venture have an option to purchase our interest in the partnership for the original contributed capital plus a 20% return thereon, less any distributions paid through the repurchase date. We have accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

Madison Building In August 2002 a joint venture in which we have a 24.9% interest and unaffiliated third parties own the balance, acquired a 82,000 square foot office building in McLean, Virginia. We invested $2,200,000 for our interest in the joint venture. We have accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

1925 K Street In June 2002, 1925K Associates, LLC (“1925 K”), a joint venture in which we own an 85% interest and an

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unaffiliated third party owns the balance, acquired a 149,414 square foot office building located at 1925 K Street in Northwest Washington, DC’s central business district, for a purchase price of $27,150,000. We invested approximately $6,800,000 for our 85% interest the joint venture. At the time of the acquisition 1925K Street placed $20,437,500 of mortgage debt on the property at a variable interest-rate of one month LIBOR plus 2.35%. The loan matures in 2007, however the borrower has the option to extend the loan for a two year period. We have provided a $4,342,970 payment guaranty on the loan. As further conditions of the guaranty, we are required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. The lender has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Since the other member of the joint venture has significant approval rights and day-to-day control of 1925K, we have account for our investment under the equity method in our consolidated financial statements.

Versar Center In January 2002 we acquired two office buildings located in Springfield, Virginia, called the Versar Center. The purchase price was approximately $20,000,000. In December 2002 we placed a ten-year, $18,500,000 mortgage loan, bearing interest at a fixed interest rate of 6.18%, on the property. In accordance with SFAS No. 141, we have reflected on our consolidated balance sheet the fair value of the acquired in-place leases, which were determined to be $828,000.

Pro-Forma Results of Operations – Unaudited The following unaudited pro-forma statements reflect our results of operations as if the acquisition of the above listed consolidated entities had occurred on the first day of 2002 (in thousands, except earnings per share amounts):

	Pro-forma Years Ended December 31,
	2003	2002
Revenue	$40,201	$62,046
Net income	$9,207	$5,415
Earnings per share	$3.36	$1.98

4. RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2003	2002
Land	$27,826	$14,114
Buildings and improvements	167,202	94,161
Equipment	6,675	4,716

	201,703	112,991
Less—Accumulated Depreciation	(24,278)	(20,009)

Rental property and equipment, net	$177,425	$92,982

5. MORTGAGE AND NOTES RECEIVABLES

MORTGAGES AND NOTES, AFFILIATE (in thousands):

	December 31,
	2003	2002
Mortgages and notes:
Due 2009 (1)	$1,216	$1,234
Installment sales:
Due 2004 (2)	1,060	1,199

	$2,276	$2,433

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Amounts due in monthly installments of $11,200, including interest at 9.5% through 2009, with a final payment due in 2009 of approximately $1,074,000 from a limited partnership in which we are the sole general partner and have a 1% interest. Certain of the Company’s officers and directors own 8% of the limited partnership.

(2) Amounts due are net of deferred gains of $818,000 and $926,000 in 2003 and 2002, respectively. The amounts are due in monthly installments of $36,600, including interest at 9.5% through 2004, with a final payment due in 2004 of approximately $1,735,000 from a limited partnership in which we are the sole general partner and have a 1% interest. The building is pledged as collateral for the note with no further recourse to the partnership. Certain of the Company’s officers and directors own 8% of the limited partnership.

MORTGAGES AND NOTES, OTHER (in thousands):

	December 31,
	2003	2002
Mortgages and notes:
Home sales, 8% to 12.5% due through 2020	$—	$69
Condominium sales, 8% to 13%, net of deferred gain of $24 and $43 in 2003 and 2002, respectively	23	42
Notes receivable:
7% to 12%, due through 2012	373	84
18% due through 2004	3,300	4,000
16% due through 2004	2,000	—
Tenant improvements, 10%, due through 2004	22	27

	$5,718	$4,222

All mortgages are collateralized by first trusts on real estate property.

6. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

At December 31, 2003, our investments in non-consolidated joint ventures and partnerships consisted of the following:

JOINT VENTURE OR PARTNERSHIP	OWNERSHIP PERCENTAGE
WBP Undeveloped Land	80%
1925 K Street	85%
Madison Building	25%
Waterfront Associates	92%
Congressional South	25%
Selborne House	33%
Redwood Commercial Management	50%
Tech-High Leasing	50%
Builders Leasing	20%
Third Street SW Investors	1%

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are condensed balance sheets for our unconsolidated joint venture entities as of December 31, 2003 and 2002 (in thousands):

	DECEMBER 31, 2003
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
ASSETS
Cash	$327	$289	$54	$—	$156	$312	$1,138
Land held for investment	—	—	—	5,432	—	—	5,432
Construction in progress	—	—	—	—	—	1,822	1,822
Land, building and equipment, net	30,179	17,068	18,877	—	26,395	1,495	94,014
Other assets	698	457	14,992	842	228	773	17,990

Total assets	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

LIABILITIES AND MEMBERS’ EQUITY
Mortages and notes	$20,187	$14,404	$28,146	$5,000	$—	$4,784	$72,521
Other liabilities	3,713	249	—	365	571	2,889	7,787

Total liabilities	23,900	14,653	28,146	5,365	571	7,673	80,308
Members’ equity (deficit)	7,304	3,161	5,777	909	26,208	(3,271)	40,088

Total liabilities and members’ equity	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

Company’s interest in members’ equity	$6,829	$1,964	$3,259	$292	$18,297	$1,030	$31,671

(1) Represents the combined balance sheets of Third Street SW Investors, Tech-High Leasing, Builders Leasing, Selbourne House and Redwood Commercial Management.

	DECEMBER 31, 2002
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
ASSETS
Cash	$562	$256	$60	$—	$124	$887	$1,889
Land held for investment	—	—	—	7,240	—	—	7,240
Land, building and equipment, net	27,502	17,352	19,743	—	18,449	(311)	82,735
Other assets	745	468	7,282	1,837	466	1,257	12,055

Total assets	$28,809	$18,076	$27,085	$9,077	$19,039	$1,833	$103,919

LIABILITIES AND MEMBERS’ EQUITY
Mortages and notes	$20,385	$14,562	$22,701	$4,868	$—	$5,611	$68,127
Other liabilities	570	277	699	14	680	1,534	3,774

Total liabilities	20,955	14,839	23,400	4,882	680	7,145	71,901
Members’ equity (deficit)	7,854	3,237	3,685	4,195	18,359	(5,312)	32,018

Total liabilities and members’ equity	$28,809	$18,076	$27,085	$9,077	$19,039	$1,833	$103,919

Company’s interest in members’ equity	$6,736	$2,105	$2,800	$4,188	$18,359	$513	$34,701

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Represents the combined balance sheets of Third Street SW Investors, Tech-High Leasing, Builders Leasing and Redwood Commercial Management.

Below are condensed statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

Year ended December 31, 2003

	WBP Undeveloped Land	1925 K Street	Madison Building	Congressional South	Waterfront Associates	Other (1)	Total
Operating revenues	$3,413	$4,584	$2,424	$2,578	$2,663	$2,947	$18,609

Operating expenses	2,899	2,077	698	453	2,730	2,734	11,591

Interest expense	261	737	931	4	—	330	2,263

Depreciation expense	—	734	509	365	—	95	1,703

Net income (loss)	$253	$1,036	$286	$1,756	$(67)	$(212)	$3,052

Company’s equity in earnings (loss) of unconsolidated joint ventures	$202	$881	$71	$439	$(61)	$193	$1,725

(1) Represents the combined results of Third Street SW Investors, Tech-High Leasing, Builders Leasing and Redwood Commercial Management.

Year ended December 31, 2002

	WBP Undeveloped Land	1925 K Street	Madison Building	Congressional South	Other (1)	Total
Operating revenues	$3,669	$2,100	$890	$1,940	$4,688	$13,287

Operating expenses	1,913	917	252	611	3,207	6,900

Interest expense	234	439	340	2,310	381	3,704

Depreciation expense	—	489	205	216	97	1,007

Net income (loss)	$1,522	$255	$93	$(1,197)	$1,003	$1,676

Company’s equity in earnings of unconsolidated joint ventures	$1,218	$217	$16	$—	$156	$1,607

(1) Represents the combined results of Waterfront Associates (subsequent to September 2002), Third Street SW Investors, Tech-High Leasing, Builders Leasing and Redwood Commercial Management.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our accumulated membership interest noted above is primarily due to advances to the joint ventures and capitalized interest on our investment balance in joint ventures that own real estate under development.

Waterfront Associates In October 2002, following the expiration of the GSA lease at the Waterfront Complex, BRW, a 54% owned subsidiary of ours, entered into a joint venture with K/FCE Investment LLC (“K/FCE”), a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc., to redevelop and reposition the Waterfront Complex. The joint venture is called Waterfront Associates LLC (“WALLC”). BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy. Because BRW no longer has control of the Waterfront Complex, it no longer consolidates the assets, liabilities and operations of WALLC, and accounts for its investment under the equity method.

7. MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property (1)	Interest Rate	Maturity	December 31, 2003	December 31, 2002
Fort Hill Office Building	7.70%	2011	$5,609	$5,649
Washington Business Park	7.63%	2031	39,343	39,684
Victoria Place Apartments	4.72%	2013	33,895	—
The Fountains	5.00%	2007	24,831	—
Inn at the Colonnade	7.45%	2011	9,978	10,128
Holiday Inn Express	7.88%	2011	3,682	3,734
Charlestown North	6.74%	2012	4,926	4,976
900 Northbrook	5.98%	2013	11,200	—
Sudley North Buildings A,B,C,& D and Bank Building	7.47%	2012	17,760	17,915
Clarksburg Ridge	(2)	2005	6,712	—
Cigar Factory	(3)(4)	2005	894	—
Versar Center	6.18%	2013	18,312	18,500

Total mortgage and construction loans			177,142	100,586

Other debt	(5)(6)	2005	6,000	—

Total mortgage and construction loans and other debt			$183,142	$100,586

(1) Note is secured by related property.

(2) Variable interest rate of lender’s prime plus 100 basis points.

(3) Variable interest rate of one month LIBOR plus 275 basis points.

(4) The Company has provided a payment guarantee on 66.7% of the outstanding debt under this loan.

(5) Variable interest rate of one month LIBOR plus 195 basis points.

(6) Note is an unsecured loan to the Company.

As of December 31, 2003, we are in compliance with all debt covenants. We capitalized $1,023,000 of interest in 2003.

Annual contractual principal payments as of December 31, 2003, are as follows (in thousands):

Total
2004	$2,181
2005	15,925
2006	2,469
2007	27,228
2008	2,740
2009 and thereafter	132,599

Total	$183,142

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL STOCK

At December 31, 2003 and 2002, the total number of shares authorized and outstanding was as follows:

	December 31, 2003		December 31, 2002
	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Authorized	Number of Shares Outstanding
Common shares, $0.01 par value	4,000,000	2,738,606	4,000,000	2,738,606
Non-voting common shares, $0.01 par value	2,000,000	—	2,000,000	—

9. COMMITMENTS AND CONTINGENCIES

FINANCIAL COMMITMENTS

At December 31, 2003, we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925K Associates, LLC (1925K). A portion of this loan has also been guaranteed by the other third-party member of 1925K. As further conditions of the guaranty, we are required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. During the year ended December 31, 2003 we were in compliance with all covenants under the loan.

We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC (“Selborne House”). The other members of Selbourne House have guaranteed the remaining balance under the loan. The loan matures January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At December 31, 2003, the outstanding loan balance totaled $1,578,000.

We have guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At December 31, 2003, the outstanding loan balance totaled $894,000.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

We are not presently involved in any litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our ownership, financial condition, management, or operation of our properties.

10. DISCONTINUED OPERATIONS

In December 2003, we sold 95% of our interest in Town Square Commons, LLC (“The Commons”), to an unaffiliated third party, for a total price of $9,918,000. The Commons owns a 116 unit apartment complex in Washington DC. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale is deferred. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons for a price of $522,000, beginning December 2004. We have recorded the results of operations of The Commons along with a $5,419,000 gain, net of taxes as part of discontinued operations, in the accompanying consolidated financial statements.

In May 2003, we sold to a third party our Maplewood Manor nursing home in Lakewood, New Jersey. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid in cash with the balance of the purchase price, $2,600,000, given by us as a charitable gift to the purchaser, a charitable organization. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale is deferred. We have recorded the operating results of the nursing home along with a $1,711,000 gain, net of taxes as part of discontinued operations in the accompanying consolidated financial statements.

We are currently holding for sale the 7800 Building, which is a commercial office building containing approximately 15,000 square feet of space and five commercial properties currently leased to convenient store operators. The operating results of these properties are classified as discontinued operations in the accompanying consolidated statement of operations.

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Years Ended December 31
	2003	2002	2001
Revenues	$1,927	$2,548	$2,309
Income before gain on sale and provision for income taxes	907	1,443	1,200
Gain on sale	11,882	—	—
Provision for income taxes	4,957	577	480

Income from discontinued operations	$7,832	$866	$720

11. INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

We file a consolidated federal income tax return. The provision for income taxes includes the following components (in thousands):

	2003	2002	2001
Provision for income taxes
Current tax	$(724)	$4,260	$5,322
Deferred tax	5,092	(1,081)	(599)

Total provision for income taxes	$4,368	$3,179	$4,723

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rate follows:

	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	5.5%	6.3%	5.3%
Interest income from tax-exempt bonds	(5.7)%	(6.6)%	(10.5)%
Other	(2.5)%	0.6%	2.8%

Effective rate	31.3%	34.3%	31.6%

The current provision (benefit) for income taxes from continuing operations of $(724,000) for 2003 primarily results from the Company’s tax exempt investment portfolio and return to accrual adjustments.

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2003	Deferred income tax provision (benefit) for the year ended December 31, 2003	Deferred tax liability (asset) as of December 31, 2002
Basis in property	$2,746	$391	$2,355
Investments in partnerships	3,303	(169)	3,472
Lease intangibles	(766)	(259)	(507)
Condemnation of property	868	(11)	879
Installment sales	127	(19)	146
Gain on sale	5,095	5,095	—
Other	(1,600)	64	(1,664)

Total	$9,773	$5,092	$4,681

12. OPERATING LEASES

AS A LESSEE

In February 2003, we entered into a lease agreement for the lease of our corporate offices in Rockville, Maryland. The lease expires in February 2010. Rent paid under the lease for the year ended 2003 was $88,000.

Minimum rentals to be paid under this lease at December 31, 2003, are as follows (in thousands):

Amount
2004	$118
2005	121
2006	125
2007	129
2008	132
2009 and thereafter	160

Total	$785

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS A LESSOR

Substantially all noncancelable leases of residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee’s option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases are as follows (in thousands):

Noncancelable Leases
2004	$14,758
2005	11,614
2006	9,215
2007	7,465
2008	5,742
2009 and thereafter	4,388

Total	$53,182

13. TRANSACTIONS WITH AFFILIATES

We have business transactions with several affiliates that are owned in part by certain of our shareholders, officers, and directors. These transactions are summarized as follows (in thousands):

	2003	2002	2001
Revenues:
Leasing fees	$—	$171	$389
Management fees	365	527	419
Interest	306	330	352
Cost and expenses:
Interest	—	164	721

In addition, certain affiliated entities participate under our insurance policy and reimburse us for the associated policy premiums.

14. PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Plan”) along with certain subsidiaries. The Plan covers substantially all full-time employees and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and their compensation rates for the five years preceding retirement. Our funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist of stocks, bonds, government securities and cash equivalents. The Company’s pension related assets and liabilities were not material for 2003 and 2002. The Company’s pension expense for the years ending December 31, 2003, 2002 and 2001 was $421,000, $293,000 and $295,000, respectively.

15. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage, construction loans and other debt	$183,142	$190,209	$100,586	$105,587

The fair value of mortgage debt is estimated by discounting the future cash flows based on borrowing rates currently available to us for financing on similar terms for borrowers with similar credit ratings. For short-term mortgage and construction loans and for variable rate loans the carrying amount is a reasonable estimate of fair value. The fair value of all of our other financial assets and liabilities are assumed to equal their carrying amounts.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (in thousands except earnings per share amounts):

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$7,067	$8,308	$8,227	$11,101
Net income (loss)	(228)	2,939	213	6,657
Net income (loss) per common share	(0.06)	1.07	0.08	2.41

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$15,623	$18,357	$15,137	$7,718
Net income (loss)	1,945	2,615	1,940	(414)
Net income (loss) per common share	0.71	0.95	0.71	(0.15)

17. SEGMENT INFORMATION:

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for the following categories:

•	Commercial Rental –consists of the rental income derived by commercial properties from leases of office space in the Washington, D.C. and Philadelphia, Pennsylvania metropolitan areas.

•	Residential Rental –consists of rental income derived by residential properties from leases of apartment units in the Washington, D.C. and Orlando, Florida metropolitan areas.

•	Hotel Operations – consists of income derived from our two hotel properties, located in the Washington, D.C. metropolitan area.

•	Commercial, residential and land development – consists of the development and sale of homes and residential condominium units, the development and sale of lots as part of residential subdivisions, the sale of undeveloped commercial land, and other construction activity.

•	Corporate and other – consists primarily of interest income, general and administrative expenses and interest expense on unsecured debt to the Company.

We are not involved in any operations in countries other than the United States.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon revenues less operating expenses of the combined properties in each segment.

Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing, and leasing strategies.

December 31, 2003 (in thousands)
	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$1,774	$17,452	$4,592	$7,896	$2,989	$34,703
Cost of homebuilding, residential lots and other development	1,650	—	—	—	—	1,650
Operating expenses	—	6,622	2,107	5,236	—	13,965
Depreciation and amortization expense	—	4,190	1,025	863	—	6,078
Interest expense	—	6,402	1,485	1,090	(952)	8,025
Minority interest	96	(69)	22	—	—	49
General, administrative and other expenses	—	—	—	—	3,776	3,776

Net income (loss) before taxes and discontinued operations	28	307	(47)	707	165	1,160

Income from equity investments	141	1,584	—	—	—	1,725

Assets:
Real estate at cost	25,358	105,516	80,809	14,709	669	227,061
Accumulated depreciation	—	(12,186)	(3,829)	(7,921)	(342)	(24,278)
Investments in joint ventures	19,083	13,374	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	—	—	—	—	30,849	30,849

	$44,441	$106,704	$79,753	$6,788	$110,240	$347,926

December 31, 2002 (in thousands)
	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$8,176	$34,891	$2,796	$7,571	$3,401	$56,835
Cost of homebuilding, residential lots and other development	7,259	—	—	—	—	7,259
Operating expenses		10,460	1,056	4,751	—	16,267
Depreciation and amortization expense	—	4,323	218	834	—	5,375
Interest expense	—	5,628	214	1,072	164	7,078
Minority interest	—	6,422	—	—	—	6,422
General, administrative and other expenses	—	—	—	—	6,612	6,612

Net income before taxes and discontinued operations	917	8,058	1,308	914	(3,375)	7,822

Income from equity investments	—	389	1,218	—	—	1,607

Assets:
Real estate at cost	3,103	93,733	4,440	14,377	441	116,094
Accumulated depreciation	—	(10,070)	(2,748)	(7,058)	(133)	(20,009)
Investments in joint ventures	22,547	12,202	1,900	—	—	36,649
Cash, cash equivalents and restricted cash	—	—	—	—	11,153	11,153
Investments	—	—	—	—	75,835	75,835
Other	—	—	—	—	23,770	23,770

	25,650	95,865	3,592	7,319	111,066	243,492

December 31, 2001 (in thousands)
	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$4,965	$31,805	$1,521	$7,711	$3,737	$49,739

Cost of homebuilding, residential lots and other development	4,802	—	—	—	—	4,802
Operating expenses	—	9,637	915	4,758	262	15,572
Depreciation and amortization expense	—	3,232	170	827	—	4,229
Interest expense	—	654	212	408	726	2,000
Minority interest	—	7,225	—	—	—	7,225
General, administrative and other expenses	—	—	—	—	2,172	2,172

Net income before taxes and discontinued operations	163	11,057	224	1,718	577	13,739

Income from equity investments	—	130	—	—	—	130

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS:

Fort Washington On February 26, 2004, a joint venture, in which we own a 96.5% interest and two unaffiliated third parties own the balance, acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans, bear a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, on each of the loans for certain periods and space within the properties. We invested $7,000,000 for our 96.5% interest in the joint venture.

One Northbrook On February 18, 2004, we acquired a 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. The purchase was part of a tax free exchange under §1031 of the US Internal Revenue Code, and as such the proceeds from the sale of The Commons, totaling $9,648,000 were used to help fund the acquisition. On February 19, 2004, we placed a ten-year, 5.75% fixed-rate mortgage of $15,300,000 on the property thereby reducing our investment in the property to $3,046,000. As a condition of financing, we executed a master lease agreement as tenant for certain periods and space within the property.

640 North Broad On February 14, 2004, a joint venture in which we own a 86.5% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000. At the time of the acquisition, the joint venture placed a $6,000,000 loan on the buildings. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. The joint venture plans to redevelop the buildings into an approximately 266 unit apartment property. We invested $3,200,000 for our 86.5% interest in the joint venture.

220 West Germantown Pike On February 5, 2004, a joint venture, in which we own a 97.5% interest and two unaffiliated third parties own the balance, acquired an office complex containing two commercial office buildings, in Plymouth Meeting, Pennsylvania comprising a total of 115,000 square feet . The total purchase price of the office buildings was $20,500,000. In connection with the acquisition, the joint venture assumed a 5.9% fixed-rate mortgage loan on the buildings. The loan, which had an outstanding principal balance of $16,246,000 at the time of the assumption, matures in 2013. We invested $4,875,000 for our 97.5% interest in the joint venture.

Schedule III

BRESLER & REINER, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(Dollars in thousands)

		Initial cost to Company		Cost Capitalization subsequent to acquisition	Gross amount at which carried at close of period						Life on which depreciation on latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of Construction	Date acquired
Versar Center (Two office (buildings in Springfield, Virginia)	$18,312	$2,187	$21,149	$1,672	$2,187	$22,821	$25,008	$1,233		2002	39 1/2 years
Bank Building (Office building in Manassas, Virginia)	977	63	798	15	118	758	876	307	1991	—	31 1/2 years
Paradise/Sudley North (Four office buildings in Manassas, Virginia)	16,783	2,216	12,679	2,852	3,337	14,410	17,747	8,229	1987	—	31 1/2 years
Fort Hill (Office building in Centreville, Virginia)	5,609	500	6,492	191	500	6,683	7,183	633	—	2000	39 1/2 years
Washington Business Park (Two office buildings and seven flex warehouse buildings in Lanham, Maryland)	39,343	9,260	30,492	4,963	9,260	35,455	44,715	1,820	—	2001	39 1/2 years
900 Northbrook (Office building in Trevose, Pennsylvania)	11,200	2,114	7,874	—	2,114	7,874	9,988	21		2003	15–40 years
Charlestown North (Apartments in Greenbelt, Maryland)	4,926	—	2,179	2,850	152	4,877	5,029	3,041	—	1971	5–40 years
Victoria Place (Apartments in Orlando, Florida)	33,895	3,825	35,896	—	3,825	35,896	39,721	499		2003	5–40 years
The Fountains (Apartments in Orlando, Florida)	24,831	4,000	31,780	279	4,000	32,059	36,059	234		2003	5–40 years
Inn at the Colonnade (Hotel in Baltimore, Maryland)	9,978	1,955	5,413	1,056	1,955	6,469	8,424	3,454	—	1993	5–40 years
Holiday Inn Express (Hotel in Camp Spings, Maryland)	3,682	378	2,793	3,115	378	5,908	6,286	4,466	—	1987	19 years

Total properties	$169,536	$26,498	$157,545	$16,993	$27,826	$173,210	$201,036	$23,937

Corporate	6,000	—	—	667	—	667	667	341			5–10 years

Total Properties and Corporate	$175,536	$26,498	$157,545	$17,660	$27,826	$173,877	$201,703	$24,278

BRESLER & REINER, INC.

NOTES TO SCHEDULE III

(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was approximately $215,636 at December 31, 2003.

The changes in rental property and equipment for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31
	2003	2002	2001
Balance, January 1	$112,991	$146,864	$101,926
Additions during period—Acquisitions and other	90,382	21,152	44,938
Deductions during period—Other	(1,670)	(55,025)	—

Balance, December 31	$201,703	$112,991	$146,864

The changes in accumulated depreication for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Years ended December 31
	2003	2002	2001
Balance, January 1	$20,009	$53,883	$49,608
Additions during period—Depreciation expense	6,129	5,465	4,275
Deductions during period—Other	(1,860)	(39,339)	—

Balance, December 31	$24,278	$20,009	$53,883

BRESLER & REINER, INC.

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

AS OF DECEMBER 31, 2003

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H
Description	Interest	Maturity date	Periodic payment terms		Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of mortgage loans subject to delinquent principal or interest
As of December 31, 2003:
Related parties—
Second mortgages:
3rd Street Southwest Investors (S. W. Washington, D.C.)	9.5%	2004	$36,600/month	(1)	None	$4,350,000	$1,060,000	None
3rd Street Southwest Investors (S. W. Washington, D.C.)	9.5%	2009	11,200/month	(2)	None	1,333,333	1,216,000	None

							$2,276,000

Other—
First mortgages:
Condominium loans (Oxon Hill, Maryland; $10,000 to $20,000; 28 units)	8.0% to 13.0%	2004					23,000	None

							$2,299,000

Bresler & Reiner, Inc.

Notes to Schedule IV

	2003	2002	2001
Carrying value at January 1	$2,531,000	$2,694,000	$2,846,000

Deductions during period-Collections of principal	232,000	163,000	152,000

Carrying value at December 31	$2,299,000	$2,531,000	$2,694,000

(1)	The terms of this agreement call for a final payment of $1,735,000 due in 2004.
(2)	The terms of this agreement call for a final payment of $1,074,000 due in 2009.