Form 10-K/A
period 2003-12-31
BRESLER & REINER INC
filed 2004-05-13
CIK 14073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 1

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

Explanatory Note

Bresler & Reiner, Inc. (“the Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 30, 2004, to include the information in Part III, Items 10 through 13, originally incorporated by reference to the Company’s Proxy Statements.

BRESLER & REINER, INC.

ANNUAL REPORT ON FORM 10-K/A

DECEMBER 31, 2003

TABLE OF CONTEN TS

PART I

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or “would be,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include:

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

Access to Company Information

We electronically file our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports can also be accessed on the Company’s website (http://www.breslerandreiner.com).

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share amounts) for us, including our consolidated subsidiaries. The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Form 10-K/A.

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

Balance Sheet Overview

The following table reflects certain condensed balance sheet items from our audited consolidated balance sheets as of the dates presented (in thousands):

	December 31, 2003	December 31, 2002	Change 2003 to 2002
Assets:
Rental property and equipment, at cost	$201,703	$112,991	$88,712
Property and land development	22,127	—	22,127
Cash, cash equivalents, restricted cash and investments	79,064	86,988	(7,924)
Total assets	347,926	243,492	104,434
Liabilities:
Mortgage and construction loans and other debt	183,142	100,586	82,556
Deferred income taxes payable	9,773	4,681	5,092
Other liabilities	3,927	814	3,113
Total liabilities	204,044	111,650	92,394
Shareholders’ Equity	128,095	118,514	9,581

Material changes in assets include:

•	Rental property and equipment increased primarily as a result of the acquisition of the Victoria Place apartment complex, The Fountains apartment complex and the 900 Northbrook building.

•	Property and land development increased primarily as a result of the acquisition of the Clarksburg Ridge land, the 900 Northbrook undeveloped land, the 699 North Broad building and the Cigar Factory building.

•	Cash, cash equivalents, restricted cash and investments decreased in total primarily due to the use of cash in acquisitions.

Material changes in liabilities include:

•	Total debt increased primarily as a result of mortgage loans obtained or assumed in connection with the acquisition of the Victoria Place apartment complex, The Fountains apartment complex, the 900 Northbrook building and the Clarksburg Ridge land.

•	Deferred income taxes payable increased primarily due to the deferral of our tax liability on the gains on the sale of the Maplewood Manor nursing home and The Commons residential apartment building. Both sales were part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such the taxable gain on the sale was deferred.

•	Other liabilities increased primarily as a result of the NVR deposit on the Clarksburg Ridge lots.

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

General and Administrative Expense. The increase in general and administrative expense of $265,000 over the prior year is primarily due to an increase in salaries, pension costs and legal, accounting and consulting fees, partially offset by a decrease in bonuses. In 2002 a $1,000,000 performance bonus was paid to the Company’s Co-Chairman Charles S. Bresler.

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

Off-Balance Sheet Commitments

As of December 31, 2003, our off-balance sheet commitments were as follows:

•	We have provided an unconditional and irrevocable payment guaranty of $4,342,970 to Riggs Bank in connection with the $20,437,500 loan made by Riggs Bank to 1925K Associates, LLC (1925K). A portion of this loan has also been guaranteed by the other third-party member of 1925K. As further conditions of the guaranty, we are required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. Riggs Bank has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. During the year ended December 31, 2003 we were in compliance with all covenants under the loan. In February 2004, 1925K refinanced the loan at essentially the same terms as the previous loan and a variable interest rate of one month LIBOR plus 145 basis points.

•	We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC (“Selborne House”). The other members of Selbourne House have guaranteed the remaining balance under the loan. The loan matures January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At December 31, 2003, the outstanding loan balance totaled $1,578,000 and unused capacity under the loan totaled $5,522,000.

•	We have guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At December 31, 2003, the outstanding loan balance totaled $894,000 and unused capacity under the loan totaled $4,476,000.

•	At December 31, 2003, we had unused capacity under a development loan for Clarksburg Ridge of $288,000.

•	At December 31, 2003 we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

•	Based on the operating agreement of Waterside Associates, LLC (“WALLC”), K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions are required to be made by K/FCE. Thereafter each member’s required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period
	Total	Less than 1 -Year	1 - 3 Years	3 - 5 Years	More than 5 - Years
Long-term debt obligations(1)	$183,142	$2,181	$18,394	$29,968	$132,599
Operating lease obligations	785	118	246	261	160
Outstanding letters of credit	156	156	—	—	—

Total	$184,083	$2,455	$18,640	$30,229	$132,759

(1)	Included on balance sheet.

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

PART III

Item 10. Directors and Executive Officers of the Company

The following is information regarding the Directors and Executive Officers of the Company:

Directors:

Name	Principal Occupation During Last Five Years	Age	Year First Elected
Benjamin C. Auger	Vice President of Boenning & Scattergood, Since March 2001 Investment Banking Firm West Conshohocken, PA Vice President of Herzog, Heine, Geduld, from September 1983 until March 2001 Investment Firm	53	2002

Charles S. Bresler	Chairman – Bresler & Reiner, Inc.	76	1970

Sidney M. Bresler	Chief Executive Officer & Chief Operating Officer – Bresler & Reiner, Inc.	49	2002

Gary F. Bulmash	Associate Professor of Accounting American University Washington, DC	59	2002

Ralph S. Childs, Jr.	Retired since November, 1994 Former Chairman of the Board of Home Federal Savings Bank Washington, DC	76	1994

George W. Huguely, III	Chairman of the Board of Galliher & Huguely Associates, Inc. General Partner of The Huguely Companies, a real estate investment and management firm Washington, DC	72	1974

Michael W. Malafronte	Principal Oppenheimer & Close, Inc.	29	2002

Burton J. Reiner	Co-Chairman & President – Bresler & Reiner, Inc.	75	1970

Randall L. Reiner	Consultant to Bresler & Reiner, Inc. since February 2003 Vice President – Bresler & Reiner, Inc. from June 2002 until February 2003 Employee of Bresler & Reiner, Inc. prior to June 2002	50	2003

Executive Officers:

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	76	Chairman & Director	June 1970

Burton J. Reiner	75	President & Director Co-Chairman	June 1970 February 2003

Sidney M. Bresler	49	Chief Operating Officer Chief Executive Officer Director Assistant Secretary	June 2000 June 2002 August 2002 February 2003

William L. Oshinsky	61	Treasurer	April 1994

Jean S. Cafardi	57	Corporate Secretary	November 2000

Darryl M. Edelstein	36	Chief Financial Officer	August 2003

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

Code of Ethics.

The Company has adopted a Code of Ethics as required by Section 406 of the Sarbanes-Oxley Act of 2002, which applies to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Ethics was attached as an Exhibit to the Company’s proxy statement for its 2003 Annual Meeting and is available under the section titled “Investor Relations-Corporate Governance” on our website at www.breslerandreiner.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of the Company’s Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Company’s review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that all Section 16(a) filing requirements for the fiscal year ended December 31, 2003 were met.

Item 11. Executive Compensation

The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 2003, 2002 and 2001 for those persons who were, during 2003 (i) the Chief Executive Officer; and (ii) the other four most highly compensated executive officers of the Company whose total annual compensation in 2003 exceeded $100,000:

Name and Principal Position	Year	Annual Compensation Salary ($)	Bonus ($)	Long-Term Compensation Restricted Stock Award	All Other Compensation (1)
Charles S. Bresler Chairman of the Board	2003 2002 2001	225,000 225,000 225,000	25,000 1,025,000 25,000	N/A	3,486 3,468 3,409

Burton J. Reiner Co-Chairman of the Board & President	2003 2002 2001	225,000 225,000 225,000	25,000 25,000 25,000	N/A	3,523 3,468 3,387

Sidney M. Bresler Chief Executive Officer & Chief Operating Officer	2003 2002 2001	225,000 158,600 128,800	100,000 5,000 5,000	N/A	2,424 2,483 2,601

William L. Oshinsky Treasurer	2003 2002 2001	145,400 132,600 128,800	1,000 5,000 5,000	N/A	4,095 3,977 3,918

Jean Cafardi Secretary	2003 2002 2001	95,612 87,026 84,478	11,000 4,000 4,000	N/A	3,361 3,160 3,098

(1)	Amounts shown for “All Other Compensation” consist of premiums paid by the Company for life and disability insurance coverage for certain of the officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2003, with respect to the beneficial ownership of the Company’s Common Stock by (i) each director and named executive officer, and all directors and executive officers as a group and (ii) each person who is known to the Company to have beneficial ownership of more than 5% of the outstanding shares of Common Stock, and all directors and executive officers of the Company as a group. This information has been furnished by such persons.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent
Charles S. Bresler, Chairman of the Board of Directors	1,049,643	(1)	38.33
Burton J. Reiner, Co-Chairman of the Board of Directors	848,778	(2)(3)	30.99
Anita O. Reiner	846,015	(2)	30.89
The Burton and Anita Reiner Charitable Remainder Trust	166,667		6.09
Fleur S. Bresler	141,384		5.16
I. Wistar Morris, III and related parties	140,163	(4)	5.12
Randall L. Reiner, Director	173,102	(5)	6.32
Michael W. Malafronte, Director	27,744	(6)	1.01
Benjamin C. Auger, Director	6,480	(7)	*
Sidney M. Bresler, Chief Executive Officer and Director	260		*
Jean S. Cafardi, Secretary	450		*
William L. Oshinsky, Treasurer	100		*
Gary F. Bulmash, Director	—		—
Ralph S. Childs, Jr., Director	—		—
George W. Huguely, III, Director	—		—
All directors and officers as a group (11 individuals)	2,103,794		76.82

*Less than 1%

(1)	These shares are owned by Bresler Family Investors, LLC (the “LLC”), of which Charles S. Bresler is the sole manager. If Mr. Bresler should resign as manager, die, or otherwise become unable to serve as manager, under the LLC’s Operating Agreement, his son, Sidney M. Bresler, CEO, becomes manager and may vote the shares. If Charles S. Bresler ceases to be a member of the LLC, a majority of the interests held by other members may elect to dissolve the LLC. Sidney M. Bresler, son of Charles S. Bresler, holds a majority of the other interest in the LLC. Does not include 141,384 Shares held by Charles S. Bresler’s wife, Fleur Bresler, as to which he disclaims beneficial ownership.
(2)	Includes 423,008 shares held in a revocable trust for benefit of Burton J. Reiner and 423,007 shares held in a revocable trust for benefit of Anita O. Reiner. Mr. and Mrs. Burton J. Reiner are co-trustees of each of these trusts.
(3)	Includes 2,763 shares held in an irrevocable trust of which Burton J. Reiner is sole trustee.
(4)	Includes 55,546 shares held by Mr. Morris’ wife, 46,330 shares held in trust for the benefit of Mr. Morris’ children and 3,987 shares held by a foundation of which Mr. Morris is a trustee.
(5)	Includes 166,667 shares held by the Burton and Anita Reiner Charitable Remainder Trust, of which Randall Reiner is a trustee.
(6)	Includes 25,644 shares held as part of an investment partnership and an additional 1,600 shares held as part of an offshore mutual fund. Mr. Malafronte may be deemed to beneficially own these shares by virtue of his status as a managing member of the partnership and the fund.
(7)	Includes 6,000 shares held jointly with Mr. Auger’s wife and 330 shares held by Mr. Auger’s wife, or as custodian or trustee for Mr. Auger’s children.

Second Amended and Restated Shareholders Agreement

The Second Amended and Restated Shareholders Agreement (“Agreement”) was executed by and among the following shareholders: Bresler Family Investors, LLC; Burton J. Reiner and Anita O. Reiner, husband and wife as joint tenants; Burton and Anita Reiner Charitable Remainder Unitrust; and the Company. The Agreement supersedes a prior Shareholders Agreement dated August 1998 and a First Amended and Restated Shareholders Agreement dated July 2002. The Agreement is intended to promote the mutual interests of the shareholders and the interests of the Company by imposing certain restrictions and obligations on the shareholders who are party to the agreement, the Company, and those shareholders’ stock in the Company. Any shares of the Company’s stock currently owned or acquired in the future by those shareholders are subject to a first right of offer provision requiring that the shares be offered first to the Company, and then to the other shareholders on the same terms and conditions as offered to a third party.

Item 13. Certain Relationships and Related Transactions

Agreements with Directors

In February 2003, the Company and Randall L. Reiner, a Company director and officer, executed two agreements: Release and Separation Agreement (“Release”) and a Consulting Agreement (“Agreement”). The Release terminated Mr. Reiner’s employment as a Vice President. Mr. Reiner received the following compensation:

•	The Company agreed to pay Mr. Reiner through September 30, 2006, the greater of $1,500 per month or the actual cost of health insurance for himself and eligible family members.

•	The Company agreed to continue Mr. Reiner’s supplemental health insurance policy and long-term care insurance policy, as currently in effect, through September 30, 2006.

Mr. Reiner and the Company also executed a Consulting Agreement in February 2003 for a term of twenty-five (25) months commencing on February 24, 2003. Mr. Reiner shall devote three (3) hours per week providing certain services to the Company related to the completion of the Company’s existing homebuilding project and will provide additional consulting services as may be reasonably assigned to him by the Company. Mr. Reiner is to be paid a consulting fee of $312,500, payable in twenty-five (25) equal monthly installments.

Compensation of Directors

Directors who are not employees or consultants to the Company are paid $5,000 per year in director’s fees plus $250 per meeting attended and $250 per meeting to cover reimbursable expenses for attending Board and committee meetings. Gary F. Bulmash, the Company’s qualified “audit committee financial expert” as required by Section 406 of the Sarbanes-Oxley Act of 2002, receives an annual director’s fee of $9,000 plus meeting fees as described above. Such Board members received aggregate remuneration of $43,750 for the fiscal year ended December 31, 2003.

Insider Participation

Waterfront Complex

Since 1964, the Company has been the redeveloper of a portion of the southwest Washington, DC Urban Renewal Area (the “Area”). The Company developed a shopping-office center (“Complex”) which consisted of two high-rise office buildings (“Office Buildings”) containing approximately 326,000 square feet, an enclosed center (“Center”) consisting of approximately 740,000 square feet, most of which is office space and the balance consisting of retail space, approximately 1,100 parking spaces and approximately 78,000 square feet of storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency (“RLA”) for a term expiring in 2058 with an option to extend for an additional 20 years.

Prior to July 1, 2000, four entities held leasehold interests in the Complex. The Company was the lessee of the east portion of the Center. SEW Investors (“SEW”) was the lessee of the southeast wing of the Center. Trilon Plaza Company (“Trilon”) was the lessee of the west portion of the Center and the west office building. Town Center East Investors (“TCE”) was the lessee of the east office building. Trilon is a limited partnership in which Charles S. Bresler and Burton J. Reiner hold a substantial majority interest, and whose wholly owned corporation is the general partner.

On July 1, 2000, TCE distributed to the Company a 49.57% interest of its leasehold interest in the Mall Complex. In addition, on July 1, 2000, TCE assigned to the Company its remaining interest in the Complex and SEW also assigned its interest to the Company. In connection with these assignments, the Company paid cash of $2,100,000 and $1,600,000 and issued notes of $4,900,000 and $3,600,000, respectively, which notes were repaid in 2002. The Company assigned these newly acquired leasehold interests, in addition to one which the Company previously owned, to a newly formed entity, B&R Waterfront Properties, LLC (“BRW”). The Company is the managing member and holds a 54% interest in BRW. The results of operation of BRW have been reported on a consolidated basis with elimination of the minority interest. On October 1, 2002, BRW transferred these leasehold interests to a newly formed entity, Waterside Associates, LLC (“WALLC”).

On October 1, 2002, BRW entered into a joint venture with K/FCE Management, LLC (“K/FCE”) an affiliate of the Washington, DC based developer, The Kaempfer Company, Inc. and of the national developer, Forest City Enterprises, Inc. On that date, BRW contributed the Waterfront Complex to WALLC in exchange for a 99% interest in the joint venture. The joint venture intends to redevelop and reposition the Waterfront Complex. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions. To the extent required, K/FCE has committed to contribute the first $25,000,000 of redevelopment funds. If necessary, BRW may be required to contribute a portion of the additional equity required in excess of the $25,000,000.

On April 27, 2004, the Federal National Mortgage Company (“Fannie Mae”), the large mortgage financing company, announced that it has signed a nonbinding Letter of Intent to lease up to 1.5 million square feet of new office space for more than 20 years in the Waterside Mall in the southwest Washington, DC Urban Renewal Area. Fannie Mae is now performing a study period.

Trilon Plaza Company

A corporation wholly owned by Charles S. Bresler and Burton J. Reiner is the general partner of Trilon Plaza Company (“Trilon”) and West Office LLC (“West Office”), Charles S. Bresler and Burton J. Reiner are also limited partners in Trilon. West Office, the owner of the west office building at the Complex, contributed the building to BRW in exchange for a 9.17% interest in BRW. Their interests and the interests of affiliated persons, who are among the limited partners of Trilon and West Office, are shown in the following table.

Name	Relationship to Company	% Interest in Trilon (1)	% Interest in West Office LLC
Charles S. Bresler	Officer, director and shareholder	43.96	9.41
Burton J. Reiner	Officer, director and shareholder	43.96	4.50
T-P Partners, Inc.	Owned by Charles S. Bresler and Burton J. Reiner	2.00	—
William L. Oshinsky	Officer and shareholder	—	0.82
Anita O. Reiner	Shareholder and spouse of Burton J. Reiner	—	3.68
Bresler Family Investors	Shareholder	—	1.64
Randall L. Reiner	Director	—	2.25
Children of Burton J. & Anita O. Reiner(2)	Shareholder	—	6.75
Elaine B. Tanenbaum	Relative of Charles S. Bresler	—	2.45
Dr. Herbert Tanenbaum	Relative of Charles S. Bresler	—	.82

(1)	Includes interests held through a limited partnership.
(2)	Three children, who are also trustees of The Burton and Anita Reiner Charitable Remainder Annuity Trust, a principal shareholder.

A wholly owned subsidiary of the Company earned a fee of 1% of the gross price paid for membership interests of the Trilon apartment buildings and townhouses upon their sale in 2003.

On February 21, 2003, the Company and Trilon executed a Management Services Agreement (“MSA”) whereby the Company will provide administrative services to Trilon for a fee of $1,000 per month. This Agreement shall remain in effect until either party gives 60 days written notice or Trilon ceases to conduct business. In addition, the Company also executed a MSA with West Office, effective January 1, 2004, whereby the Company will receive $300 per month for administrative services provided to West Office.

Third Street Southwest Investors

In 1979, the Company sold apartment buildings adjacent to the Waterfront Complex to Third Street Southwest Investors, a limited partnership organized by the Company. The Company is the sole general partner with a 1% interest. At the time of the sale, the Company took back a wraparound note from the limited partnership in the principal amount of $4,350,000, accruing interest at 9.5% per annum due on July 31, 1994. On August 1, 1994, the term of the note was extended to July 31, 1999 and on August 1, 1999, the term of the note was extended to July 31, 2009. Of the limited partnership interests, 90% are held by unaffiliated persons, and the remaining 9% were acquired by the following directors and officers of the Company: Charles S. Bresler 7% and 1% each for Burton J. Reiner and Edwin Horowitz, a deceased former director and officer. From time-to-time, the Company has advanced funds to the partnership to cover operating deficits and loan payments. At December 31, 2003, the Company was due a balance of $7,451,000, which amount includes the outstanding principal balance and accrued interest on the wraparound note. Because this partnership has been operating at a loss, the Company has established a reserve of $1,585,000 against this receivable. Third Street Southwest Investors has executed a contract with the residents of the property for $10,600,000. The residents are now conducting due diligence investigations.

A wholly owned subsidiary of the Company acts as managing agent for Third Street Southwest Investors for a management fee of 5% of rents collected under an agreement expiring in December 2004. The wholly owned subsidiary of the company, as agent, collects rent revenues and pays expenses for Third Street Southwest Investors.

Transactions with Affiliates

Business transactions with these affiliates are summarized as follows:

	2003	2002	2001
Revenues:
Leasing fees	$—	$171,000	$389,000
Management fees	365,000	527,000	419,000
Commission fees	521,000	—	—
Interest	306,000	330,000	352,000
Cost and expenses:
Interest	—	164,000	721,000

Paradise Sudley North Office Building D

The Company is a 10% general partner and an 88.75% limited partner in Paradise Sudley North Limited Partnership which in turn is a 50% general partner in Paradise Sudley North Building D Partnership (“Building D Partnership”). Building D Partnership owns a 69,374 square foot office building in Manassas, Virginia, which has been 100% leased to the Prince William County government since the completion of the building in 1989. During 1998, this lease was renewed for a period of 10 years. Since inception, two unaffiliated persons each owned a 25% interest in Building D Partnership. In 1998 these interests were sold to The Bresler Family Investors LLC. Charles S. Bresler, Co-Chairman of the Company, is the manager of this limited liability company. In March 2002, Building D Partnership transferred title to the property to a new limited liability company owned by Building D Partnership. This new LLC, along with two other LLC’s owned primarily by the Company, placed an $18,010,000 mortgage secured by this building, three other office buildings and a bank building in Manassas, Virginia. The Building D Partnership’s share of this loan is $6,388,561. This partnership used $6,000,000 of the loan proceeds to pay off the existing mortgage note which was previously purchased, at a discount, by the Company from an unrelated lender.

Management considers its contracts and other business relationships with each of these affiliates to be as favorable to the Company as those obtainable with outsiders.

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

B. Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (Incorporated by reference to Exhibit 3A of Registrant’s Quarterly Report on Form 10-Q for the second quarter of 1991, filed August 14, 1991.)

3.2	Amended and Restated By-laws of Registrant. (Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for 2001, filed April 1, 2002.)

3.3	First Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.3 of Registrant’s Report on Form 10-K for 2002, filed March 31, 2003.)

3.4	Second Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed February 26, 2003.)

9.1	First Amended and Restated Shareholders Agreement, dated as of July 31, 2002, by and between Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, Joint Tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 2.5 to Registrant’s Current Report on Form 8-K, filed August 8, 2002.)

9.2	Second Amended and Restated Shareholders Agreement, dated as of February 21, 2003, by and among Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, husband and wife as joint tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 26, 2003.)

10.1	Agreement of Sale and Purchase dated May 14. 2001 between ASP Washington, L.L.C. and ASP Washington Development, L.L.C., and Cohen Companies, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K, filed March 30, 2004.).

10.2	Membership Interest Purchase Agreement dated May 6, 2003 by and among KGH Corporation, Victoria Place Apartments, Ltd. and Osprey Capital, Inc., P.A.C. Land Development Corporation and Bresler & Reiner, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K, filed March 30, 2004.)

10.3	Purchase and Sale Agreement dated June 6, 2003 between Fountain Ponds, LLC and Bresler & Reiner, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K, filed March 30, 2004.)

16.1	Letter from Arthur Andersen LLP to the SEC dated June 27, 2002 regarding the change in certifying accountants. (Incorporated by reference to Exhibit 16 to Registrant’s Current Report on Form 8-K, filed June 27, 2002.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s Form 10-K, filed March 30, 2004.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2004.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 13, 2004.

/s/ SIDNEY M. BRESLER Sidney M. Bresler	Chief Executive Officer, Director

/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein	Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ BENJAMIN C. AUGER Benjamin C. Auger	Director

/s/ Charles S. Bresler Charles S. Bresler	Director

/s/ GARY F. BULMASH Gary F. Bulmash	Director

/s/ RALPH S. CHILDS Ralph S. Childs, Jr.	Director

/s/ MICHAEL W. MALAFRONTE Michael W. Malafronte	Director

/s/ BURTON J. REINER Burton J. Reiner	Director

/s/ RANDALL L. REINER Randall L. Reiner	Director

/s/ GEORGE W. HUGUELY, III George W. Huguely, III	Director

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

/s/ Ernst & Young LLP

McLean, Virginia

March 26, 2004

Bresler & Reiner, Inc.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	December 31, 2003	December 31, 2002
ASSETS
Real Estate:
Rental property and equipment	$201,703,000	$112,991,000
Property and land development	22,127,000	—
Land held for investment and homes held for sale	3,231,000	3,103,000

Real estate, at cost	227,061,000	116,094,000
Less: accumulated depreciation	(24,278,000)	(20,009,000)

Total real estate, net	202,783,000	96,085,000
Assets held for sale, net	1,669,000	3,630,000
Receivables:
Income taxes receivable	3,881,000	1,096,000
Mortgage and notes receivables, affiliates	2,276,000	2,433,000
Mortgage and notes receivables, other	5,718,000	4,222,000
Other receivables	4,068,000	3,315,000
Cash and cash equivalents	13,561,000	7,084,000
Restricted cash and deposits held in escrow	12,868,000	4,069,000
Investments	52,635,000	75,835,000
Investment in and advances to joint ventures	35,230,000	36,649,000
Deferred charges and other assets, net	13,237,000	9,074,000

Total assets	$347,926,000	$243,492,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and construction loans and other debt	$183,142,000	$100,586,000
Accounts payable, trade and accrued expenses	7,202,000	5,569,000
Deferred income taxes payable	9,773,000	4,681,000
Other liabilities	3,927,000	814,000

Total liabilities	204,044,000	111,650,000
Minority interest	15,787,000	13,328,000
Shareholders’ equity:
Common shares, $0.01 par value; 4,000,000 shares authorized; 2,893,653 shares issued; 2,738,606 shares outstanding as of December 31, 2003 and December 31, 2002	28,000	28,000
Additional paid-in capital	7,565,000	7,565,000
Retained earnings	122,319,000	112,738,000
Treasury stock (101,047 shares as of December 31, 2003 and December 31, 2002)	(1,817,000)	(1,817,000)

Total shareholders’ equity	128,095,000	118,514,000

Total liabilities and shareholders’ equity	$347,926,000	$243,492,000

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

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	COMMON STOCK	CAPITAL IN EXCESS OF PAR	RETAINED EARNINGS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
Balance, December 31, 2000	$28,000	$7,565,000	$96,436,000	$(1,804,000)	$102,225,000
Net income	—	—	10,216,000	—	10,216,000

Balance, December 31, 2001	28,000	7,565,000	106,652,000	(1,804,000)	112,441,000
Net income	—	—	6,086,000	—	6,086,000
Purchase of treasury stock	—	—	—	(13,000)	(13,000)

Balance, December 31, 2002	28,000	7,565,000	112,738,000	(1,817,000)	118,514,000
Net income	—	—	9,581,000	—	9,581,000

Balance, December 31, 2003	$28,000	$7,565,000	$122,319,000	$(1,817,000)	$128,095,000

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Madison Building In August 2002 a joint venture in which we have a 24.9% interest and unaffiliated third parties own the balance, acquired a 82,000 square foot office building in McLean, Virginia. We invested $2,200,000 for our interest in the joint venture. We have accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

1925 K Street In June 2002, 1925K Associates, LLC (“1925 K”), a joint venture in which we own an 85% interest and an unaffiliated third party owns the balance, acquired a 149,414 square foot office building located at 1925 K Street in Northwest Washington, DC’s central business district, for a purchase price of $27,150,000. We invested approximately $6,800,000 for our 85% interest the joint venture. At the time of the acquisition 1925K Street placed $20,437,500 of mortgage debt on the property at a variable interest-rate of one month LIBOR plus 2.35%. The loan matures in 2007, however the borrower has the option to extend the loan for a two year period. We have provided a $4,342,970 payment guaranty on the loan. As further conditions of the guaranty, we are required to maintain a consolidated net worth of not less than $25,000,000 and a minimum consolidated liquidity of at least $15,000,000. The lender has also placed two covenants on the loan: (1) principal outstanding cannot exceed 75% of the current market value of the property, and (2) net operating income to interest expense must exceed 1.35 to 1.00. Since the other member of the joint venture has significant approval rights and day-to-day control of 1925K, we have account for our investment under the equity method in our consolidated financial statements.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31, 2003 (in thousands)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$1,774	$17,452	$4,592	$7,896	$2,989	$34,703
Cost of homebuilding, residential lots and other development	1,650	—	—	—	—	1,650
Operating expenses	—	6,622	2,107	5,236	—	13,965
Depreciation and amortization expense	—	4,190	1,025	863	—	6,078
Interest expense	—	6,402	1,485	1,090	(952)	8,025
Minority interest	96	(69)	22	—	—	49
General, administrative and other expenses	—	—	—	—	3,776	3,776

Net income (loss) before taxes and discontinued operations	$28	$307	$(47)	$707	$165	$1,160

Income from equity investments	$141	$1,584	$—	$—	$—	$1,725

Assets:
Real estate at cost	$25,358	$105,516	$80,809	$14,709	$669	$227,061
Accumulated depreciation	—	(12,186)	(3,829)	(7,921)	(342)	(24,278)
Investments in joint ventures	19,083	13,374	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	—	—	—	—	30,849	30,849

	$44,441	$106,704	$79,753	$6,788	$110,240	$347,926

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 (in thousands)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$8,176	$34,891	$2,796	$7,571	$3,401	$56,835
Cost of homebuilding, residential lots and other development	7,259	—	—	—	—	7,259
Operating expenses		10,460	1,056	4,751	—	16,267
Depreciation and amortization expense	—	4,323	218	834	—	5,375
Interest expense	—	5,628	214	1,072	164	7,078
Minority interest	—	6,422	—	—	—	6,422
General, administrative and other expenses	—	—	—	—	6,612	6,612

Net income before taxes and discontinued operations	$917	$8,058	$1,308	$914	$(3,375)	$7,822

Income from equity investments	$—	$389	$1,218	$—	$—	$1,607

Assets:
Real estate at cost	$3,103	$93,733	$4,440	$14,377	$441	$116,094
Accumulated depreciation	—	(10,070)	(2,748)	(7,058)	(133)	(20,009)
Investments in joint ventures	22,547	12,202	1,900	—	—	36,649
Cash, cash equivalents and restricted cash	—	—	—	—	11,153	11,153
Investments	—	—	—	—	75,835	75,835
Other	—	—	—	—	23,770	23,770

	$25,650	$95,865	$3,592	$7,319	$111,066	$243,492

December 31, 2001 (in thousands)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$4,965	$31,805	$1,521	$7,711	$3,737	$49,739
Cost of homebuilding, residential lots and other development	4,802	—	—	—	—	4,802
Operating expenses	—	9,637	915	4,758	262	15,572
Depreciation and amortization expense	—	3,232	170	827	—	4,229
Interest expense	—	654	212	408	726	2,000
Minority interest	—	7,225	—	—	—	7,225
General, administrative and other expenses	—	—	—	—	2,172	2,172

Net income before taxes and discontinued operations	$163	$11,057	$224	$1,718	$577	$13,739

Income from equity investments	$—	$130	$—	$—	$—	$130

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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