Form 10-Q
period 2004-03-31
BRESLER & REINER INC
filed 2004-05-17
CIK 14073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6201

BRESLER & REINER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0903424 (I.R.S. Employer Identification Number)
11140 Rockville Pike, Suite 620 Rockville, MD 20852 (Address of principal executive offices)
(301) 945-4300 Registrant's telephone number, including area code
www.breslerandreiner.com

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 2,738,606 shares of Common Stock $0.01 par value, as of May 14, 2004.

BRESLER & REINER, INC.

FORM 10-Q
MARCH 31, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes
	Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)	1
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2004 and 2003	2
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2004 and 2003	3
	Notes to the Consolidated Financial Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 5.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22
CERTIFICATIONS

Bresler & Reiner, Inc.

Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Real Estate:
Rental property and equipment	$286,403,000	$201,703,000
Property and land development	62,998,000	22,127,000
Land held for investment and homes held for sale	3,231,000	3,231,000

Real estate, at cost	352,632,000	227,061,000
Less: accumulated depreciation	(25,900,000)	(24,278,000)

Total real estate, net	326,732,000	202,783,000
Assets held for sale, net	1,433,000	1,669,000
Receivables:
Income taxes receivable	3,848,000	3,881,000
Mortgage and notes receivables, affiliates	2,205,000	2,276,000
Mortgage and notes receivables, other	3,722,000	5,718,000
Other receivables	6,006,000	4,068,000
Cash and cash equivalents	5,972,000	13,561,000
Restricted cash and deposits held in escrow	13,590,000	12,868,000
Investments	44,509,000	52,635,000
Investment in and advances to joint ventures	16,662,000	35,230,000
Deferred charges and other assets, net	23,279,000	13,237,000

Total assets	$447,958,000	$347,926,000

Liabilities and Shareholders' Equity
Liabilities:
Mortgage and construction loans and other debt	$271,182,000	$183,142,000
Accounts payable, trade and accrued expenses	8,774,000	7,202,000
Deferred income taxes payable	9,857,000	9,773,000
Other liabilities	5,010,000	3,927,000

Total liabilities	294,823,000	204,044,000
Minority interest	24,748,000	15,787,000
Shareholders' equity:
Common stock, $0.01 par value; 4,000,000 shares authorized; 2,839,653 shares issued; 2,738,606 shares outstanding as of March 31, 2004 and December 31, 2003	28,000	28,000
Additional paid-in capital	7,565,000	7,565,000
Retained earnings	122,611,000	122,319,000
Treasury stock (101,047 shares as of March 31, 2004 and December 31, 2003)	(1,817,000)	(1,817,000)

Total shareholders' equity	128,387,000	128,095,000

Total liabilities and shareholders' equity	$447,958,000	$347,926,000

See Notes to Consolidated Financial Statements

Bresler & Reiner, Inc.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
REVENUES
Homebuilding, residential lots and other development	$2,729,000	$183,000
Rentals - Commercial	6,422,000	3,554,000
Rentals - Residential	2,530,000	699,000
Hospitality	1,706,000	1,690,000
Management fees, affiliates	27,000	105,000
Interest	410,000	640,000
Income from equity investments	457,000	134,000
Other	83,000	61,000

	14,364,000	7,066,000

COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	2,568,000	162,000
Rental expense - commercial
Operating expenses	2,037,000	1,629,000
Depreciation and amortization expense	1,703,000	835,000
Rental expense - residential
Operating expenses	1,093,000	457,000
Depreciation and amortization expense	850,000	87,000
Hospitality expense
Operating expenses	1,325,000	1,189,000
Depreciation and amortization expense	220,000	226,000
General and administrative expense	964,000	1,069,000
Interest expense	3,091,000	1,736,000
Minority interest	68,000	73,000
Other expenses	84,000	5,000

	14,003,000	7,468,000

Income (loss) before income taxes and discontinued operations	361,000	(402,000)
Provision (benefit) for income taxes	98,000	(93,000)

Income (loss) from continuing operations	263,000	(309,000)
Income from discontinued operations, net of tax	29,000	148,000

Net income (loss)	$292,000	$(161,000)

Income (loss) from continuing operations per common share	$0.10	$(.11)

Income from discontinued operations per common share	$0.01	$.05

Net income (loss) per common share	$0.11	$(.06)

Weighted average number of common shares outstanding	2,738,606	2,738,606

See Notes to Consolidated Financial Statements

Bresler & Reiner, Inc.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$292,000	$(161,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,789,000	1,110,000
Gain on sale of properties and realty interests	—	(32,000)
Income from equity investments	(457,000)	(134,000)
Minority interest expense	68,000	73,000
Deferred income taxes	84,000	—
Amortization of finance costs	118,000	88,000
Changes in operating assets and liabilities:
Residential building and lot development	(5,701,000)	(5,069,000)
Cost of homebuilding and land development	2,307,000	121,000
Assets held for sale, net	236,000	34,000
Restricted cash	(1,769,000)	(449,000)
Receivables	(1,588,000)	(198,000)
Other assets	(3,131,000)	82,000
Other liabilities	1,606,000	(402,000)

Total adjustments	(5,438,000)	(4,776,000)

Net cash (used in) provided by operating activities	(5,146,000)	(4,937,000)

INVESTING ACTIVITIES:
Distributions from (investment in) joint ventures	1,350,000	1,239,000
Decrease in investments in municipal bonds	8,126,000	6,699,000
Purchase of rental property, equipment and other	(75,668,000)	(255,000)
Purchase of property and land held for development	(7,983,000)	—
Decrease (increase) in notes receivable	2,067,000	(48,000)

Net cash (used in) provided by investing activities	(72,108,000)	7,635,000

FINANCING ACTIVITIES:
Proceeds from real estate and other loans	70,104,000	—
Repayment of notes and real estate loans payable	(172,000)	(277,000)
Deposits held in escrow	1,047,000	—
Distribution to minority partners	(707,000)	(40,000)
Increase in deferred charges	(607,000)	(538,000)

Net cash provided by (used in) financing activities	69,665,000	(855,000)

Net (decrease) increase in cash and cash equivalents	(7,589,000)	1,843,000
Cash and cash equivalents, beginning of period	13,561,000	5,445,000

Cash and cash equivalents, end of period	$5,972,000	$7,288,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	9,385,000	—
Debt assumed on Clarksburg Ridge acquisition	—	4,338,000
Deposit liability assumed on Clarksburg Ridge acquisition	—	2,869,000
Debt assumed on West Germantown acquisition	16,246,000	—

See Notes to Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. ("B&R" and, together with its subsidiaries and affiliates, "we," the "Company" or "us") engages in the acquisition, development, ownership, and management of commercial and residential real estate located in the Washington, DC, Orlando, Florida and Philadelphia, Pennsylvania metropolitan areas. In addition, we participate in hotel ownership and management activities in the Washington, DC area.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"). Entities which we do not control or entities that are not required to be consolidated under FIN 46, are accounted for under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of homes and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". Revenues and cost of sales are recorded at the time each home or land parcel is closed and title and possession have been transferred to the buyer. Homebuilding and related costs are charged to the cost of the homes closed under the specific identification method. Land development costs are charged to the cost of land parcels closed on a relative sales value basis.

Leasing operations—We recognize revenue in accordance with SFAS No. 13, "Accounting for Leases." SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease.

Hospitality revenue—We recognize hospitality revenue as services are provided.

Rental, construction and management fees—We generally recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Tenant improvements are capitalized and depreciated over the shorter of the terms of the respective tenant's lease or estimated useful life. Depreciation expense for the three months ended 2004 and 2003 was $1,622,000 and $1,148,000, respectively.

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

We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified. For the three months ended March 31, 2004, we capitalized $292,000 of interest.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at the lower of cost or estimated fair value less cost to sell.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

For entities that are not deemed to be variable interest entities ("VIE's"), as set forth in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), we account for our investments in partnerships and joint ventures in accordance with Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners' share of equity as of the balance sheet date; minority interest expense in the income statement represents the minority owners' share of the income or loss of the consolidated joint venture. For entities in which we do not have a controlling interest, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors' relative voting rights in the joint venture.

For entities that are deemed to be VIE's, as set forth in FIN 46, we account for our investments in joint ventures based on a determination of the entity's primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses), then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we account for our investment by the equity method.

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

The application of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (together "SFAS Nos. 141 and 142") to real estate acquisitions requires us to allocate the purchase price of acquisitions to acquired in-place leases in addition to land, building and improvements. In order to determine the value to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, (3) estimating the lease-up period required to achieve the occupancy levels that the property has at the time of the acquisition, and (4) applying an estimated risk-adjusted discount rate to the existing tenants. As a result of adopting SFAS Nos. 141 and 142, we have intangible lease assets totaling $14,461,000 and $6,911,000 at March 31, 2004 and December 31, 2003, respectively, related to the fair value of acquired leases. The lease intangibles are amortized on a straight-line basis over the lives of the acquired leases. The amortization of in-place leases totaled $1,064,000 and $270,000 for the three months ended March 31, 2004 and 2003, respectively.

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

EARNINGS PER SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per common share are based upon the weighted-average number of shares outstanding during the quarter (2,738,606 shares in both the first quarter of 2004 and 2003).

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.     NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46—In December 2003, the FASB issued the revised FIN 46, "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities ("VIEs"), FIN 46 requires that a VIE be consolidated by a company if that company is the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses). Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. We had previously adopted the provisions of FIN 46 for variable interest entities created after January 31, 2003. However, the adoption of FIN 46 for variable interest entities created on or before January 31, 2003 is required for periods ended after March 15, 2004. We have adopted the final provisions of FIN 46 as of March 31, 2004, resulting in the consolidation of one entity, previously classified in investments in and advances to joint ventures, in which a 54% owned subsidiary of the Company owns a 92% interest. The consolidation of this entity resulted in an increase in assets (consisting primarily of property and land development), liabilities (consisting primarily of accounts payable and accrued expenses), and minority interest of $10,600,000, $1,700,000 and $8,9000,000, respectively at March 31, 2004.

3.     SIGNIFICANT ACQUISITIONS AND INVESTMENTS

During the first quarter of 2004, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

Laguna Vista On March 25, 2004 we entered into a Stock Purchase Agreement with two unaffiliated third parties for the purchase of 100% of the stock of Laguna Vista Company ("Laguna Vista"). Laguna Vista is developing 41 luxury condominium units in Ocean City, Maryland and has obtained a $15,100,000 construction loan. Based on the terms of the agreement, we are required to purchase the stock for a total price of $8,000,000 by March 31, 2005, should the project attain certain sales targets. At the time we entered into the agreement, we advanced $3,000,000 as a deposit for the purchase of the stock. In addition to the stock purchase deposit we have provided a total of $3,000,000 in loans to Laguna Vista. The loans, which were advanced in September 2003, November 2003, and March 2004, each bear interest at 10% per annum and mature one year from the loan date. The borrower has an option to extend the maturity date on each of the loans for one year. We will account for the project as a consolidated joint venture due to the financing we have provided and our participation in the anticipated profits in the project.

Fort Washington Executive Center On February 26, 2004, a joint venture, in which we own a 96.5% interest and two unaffiliated third parties own the balance, acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of approximately 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition, the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans, bear a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, on each of the loans for certain periods and space within the properties. We invested $7,000,000 for our 96.5% interest in the joint venture. We have consolidated the entity's assets and liabilities and results of operations in our unaudited consolidated financial statements.

One Northbrook On February 18, 2004, we acquired an approximately 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. On February 19, 2004, we placed a ten-year, 5.75% fixed-rate mortgage of $15,300,000 on the property. As a condition of financing, we executed a master lease agreement as tenant for certain periods and space within the property.

220 West Germantown Pike On February 5, 2004, a joint venture, in which we own a 97.5% interest and two unaffiliated third parties own the balance, acquired an office complex containing two commercial office buildings, in Plymouth Meeting, Pennsylvania comprising a total of approximately 115,000 square feet. The total purchase price of the office buildings was $20,500,000. In connection with the acquisition, the joint venture assumed a 5.9% fixed-rate mortgage loan on the buildings. The loan, which had an outstanding principal balance of $16,246,000 at the time of the assumption, matures in 2013. The loan was recorded at the assumed balance since it approximated market value at the time of the acquisition. We invested $4,875,000 for our 97.5% interest in the joint venture. We have consolidated the entity's assets and liabilities and results of operations in our unaudited consolidated financial statements.

640 North Broad On January 14, 2004, a joint venture in which we own a 86.5% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000. At the time of the acquisition, the joint venture placed a $6,000,000 loan on the buildings. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. The joint venture plans to redevelop the buildings into an approximately 266 unit apartment property. We invested $3,200,000 for our 86.5% interest in the joint venture. We have consolidated the entity's assets and liabilities in our unaudited consolidated financial statements.

Pro-Forma Results of Operations    The following unaudited pro-forma statements reflect our results of operations as if the acquisition of Fort Washington Executive Center had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Three Months Ended March 31,
	2004	2003
Revenue	$16,634	$9,244
Net income (loss)	$262	$(213)
Earnings per share	$0.10	$(0.08)

4.     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

At March 31, 2004, our investments in non-consolidated joint ventures and partnerships consisted of the following:

JOINT VENTURE OR PARTNERSHIP	OWNERSHIP PERCENTAGE
Undeveloped Land at Washington Business Park	80%
1925 K Associates LLC	85%
Madison Building	25%
Congressional South Associates LLC	25%
Selborne House at St. Marks Owner, LLC	33%
Redwood Commercial Management, LLC	50%
Tech-High Leasing	50%
Builders Leasing	20%
Third Street SW Investors	1%

Below are condensed unaudited balance sheets for our unconsolidated joint venture entities as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Other (1)	Total
ASSETS
Cash	$366	$213	$162	$—	$225	$966
Land held for investment	—	—	—	5,432	—	5,432
Construction in progress	—	—	8,300	—	3,365	11,665
Land, building and equipment, net	30,003	16,974	18,785	—	1,464	67,226
Other assets	880	552	7,891	801	1,007	11,131

Total assets	$31,249	$17,739	$35,138	$6,233	$6,061	$96,420

LIABILITIES AND MEMBERS' EQUITY
Mortgages and notes	$20,139	$14,362	$28,543	$5,000	$6,284	$74,328
Other liabilities	3,471	315	396	386	3,142	7,710

Total liabilities	23,610	14,677	28,939	5,386	9,426	82,038
Members' equity (deficit)	7,639	3,062	6,199	847	(3,365)	14,382

Total liabilities and members' equity	$31,249	$17,739	$35,138	$6,233	$6,061	$96,420

Company's interest in members' equity	$7,114	$1,829	$3,364	$377	$1,195	$13,879

(1)
Represents the combined balance sheets of Third Street SW Investors, Tech-High Leasing, Builders Leasing, Selborne House and Redwood Commercial Management.

	December 31, 2003
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
ASSETS
Cash	$327	$289	$54	$—	$156	$312	$1,138
Land held for investment	—	—	—	5,432	—	—	5,432
Construction in progress	—	—	8,546	—	—	1,822	10,368
Land, building and equipment, net	30,179	17,068	18,877	—	26,395	1,495	94,014
Other assets	698	457	6,446	842	228	773	9,444

Total assets	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

LIABILITIES AND MEMBERS' EQUITY
Mortgages and notes	$20,187	$14,404	$28,146	$5,000	$—	$4,784	$72,521
Other liabilities	3,713	249	—	365	571	2,889	7,787

Total liabilities	23,900	14,653	28,146	5,365	571	7,673	80,308
Members' equity (deficit)	7,304	3,161	5,777	909	26,208	(3,271)	40,088

Total liabilities and members' equity	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

Company's interest in members' equity	$6,829	$1,964	$3,259	$292	$18,297	$1,030	$31,671

(1)
Represents the combined balance sheets of Third Street SW Investors, Tech-High Leasing, Builders Leasing, Selborne House and Redwood Commercial Management.

Below are condensed unaudited statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended March 31, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$1,408	$618	$538	$—	$632	$679	$3,875
Operating expenses	492	174	26	—	744	604	2,040
Interest expense	130	231	—	61	—	81	503
Depreciation expense	290	131	91	—	—	36	548
					—	—

Net income (loss)	$496	$82	$421	$(61)	$(112)	$(42)	$784

Company's equity in earnings (loss) of unconsolidated joint ventures	$422	$20	$105	$(49)	$(103)	$62	$457

(1)
Represents the combined results of Third Street SW Investors, Tech-High Leasing, Builders Leasing and Redwood Commercial.

	Three Months Ended March 31, 2003
	1925 K Street	Madison Building	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$1,170	$594	$60	$798	$1,073	$3,695
Operating expenses	467	217	81	774	754	2,293
Interest expense	189	223	76	—	339	827
Depreciation expense	319	128	—	—	24	471
				—	—

Net income (loss)	$195	$26	$(97)	$24	$(44)	$104

Company's equity in earnings (loss) of unconsolidated joint ventures	$165	$7	$(77)	$—	$39	$134

(1)
Represents the combined results of Third Street SW Investors, Tech-High Leasing, Builders Leasing and Redwood Commercial.

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our interest in member's equity noted above is primarily due to advances to the joint ventures and capitalized interest on our investment balance in joint ventures that own real estate under development.

Waterfront Associates In October 2002, following the expiration of the GSA lease at the Waterfront Complex, BRW, a 54% owned subsidiary of ours, entered into a joint venture with K/FCE Investment LLC ("K/FCE"), a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc., to redevelop and reposition the Waterfront Complex. The joint venture is called Waterfront Associates LLC ("WALLC"). BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy. Since BRW did not have a controlling interest in WALLC, it accounted for its investment under the equity method and did not consolidate the assets, liabilities and operations of WALLC from the period beginning the formation of the partnership and ending March 30, 2004. Upon the adoption of FIN 46 effective March 31, 2004, the assets and liabilities of WALLC are consolidated by BRW and are included in B&R's March 31, 2004 consolidated balance sheet, since WALLC is considered to be a variable interest entity as defined by FIN 46 and BRW is deemed to be the primary beneficiary of the entity. (See Footnote 9, Subsequent Events).

5.     COMMITMENTS AND CONTINGENCIES

FINANCIAL COMMITMENTS

At March 31, 2004, we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Associates, LLC (1925K) in February 2004. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Mark's Owner, LLC ("Selborne House"). The other members of Selborne House have guaranteed the remaining balance under the loan. The loan matures in January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At March 31, 2004, the outstanding loan balance totaled $3,148,000.

We have guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan made by Citizen's Bank of Pennsylvania to Cigar Factory Apartments, L.P. ("Cigar Factory"). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures in July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At March 31, 2004, the outstanding loan balance totaled $1,725,000.

In connection with the $15,100,000 construction loan Laguna Vista has obtained, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date.

LITIGATION

We are not presently involved in any litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management's opinion, would result in any material adverse effect on our ownership, financial condition, management, or operation of our properties.

6.     DISCONTINUED OPERATIONS

In December 2003, we sold 95% of our interest in Town Square Commons, LLC ("The Commons"), to an unaffiliated third party. The Commons owns a 116 unit apartment complex in Washington DC. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons, beginning in December 2004. We have recorded the results of operations of The Commons as part of discontinued operations, in the accompanying consolidated financial statements.

In May 2003, we sold to a third party our Maplewood Manor nursing home in Lakewood, New Jersey. We have recorded the operating results of the nursing home as part of discontinued operations in the accompanying consolidated financial statements.

We are currently holding for sale the 7800 Building, which is a commercial office building containing approximately 15,000 square feet of space, and five commercial properties currently leased to convenience store operators. The net assets and liabilities of these properties are classified as assets held for sale and the operating results are classified as discontinued operations in the accompanying consolidated financial statements.

The following summary presents the combined operating results of properties we have classified as discontinued operations (in thousands):

	Three months ended March 31
	2004	2003
Revenues	$104	$571
Income before provision for income taxes	48	253
Provision for income taxes	19	105

Income from discontinued operations	29	148

7.     INCOME TAXES

SFAS No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted. The Company and its subsidiaries file a consolidated income tax return.

Our provision for income taxes for the three months ended March 31, 2004 and 2003, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year to date earnings through March 31, 2004 and 2003.

8.     SEGMENT INFORMATION:

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company reports segment information for the following four categories:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office, industrial and retail space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC ("Redwood"), a commercial management company.

Residential Rental Property

This segment includes the rental income derived from residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term.

Hospitality Properties

This segment includes revenue and income from two hospitality properties: The Inn at the Colonnade located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland. The Inn at the Colonnade, which is a Doubletree branded property, is managed by a third party manager, while the Holiday Inn Express is managed by our wholly-owned subsidiary.

Commercial, Residential and Land Development

This segment primarily includes the development and sale of homes and residential condominium units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included are the revenues and costs associated with undeveloped commercial land sales, and other construction activity.

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

Following is a summary of the Company's reportable segments.

Three months ended March 31, 2004
(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$2,576	$7,059	$2,530	$1,706	$493	$14,364
Cost of homebuilding, residential lots and other development	2,568	—	—	—	—	2,568
Operating expenses	—	2,037	1,093	1,325	—	4,455
Depreciation and amortization expense	—	1,703	850	220	—	2,773
Interest expense	—	2,274	786	272	(241)	3,091
Minority interest	150	(95)	13	—	—	68
General, administrative and other expenses	—	—	—	—	1,048	1,048

Net income (loss) before taxes and discontinued operations	$(142)	$1,140	$(212)	$(111)	$(314)	$361

Income from equity investments	$(153)	$610	$—	$—	$—	$457

As of March 31, 2004 (in thousands, unaudited)
Assets:
Real estate at cost	$67,855	$187,361	$81,418	$14,829	$1,169	$352,632
Accumulated depreciation	—	(13,045)	(4,346)	(8,125)	(384)	(25,900)
Investments in joint ventures	517	12,956	3,189	—	—	16,662
Cash, cash equivalents and restricted cash	—	—	—	—	19,562	19,562
Investments	—	—	—	—	44,509	44,509
Other	—	—	—	—	40,493	40,493

	$68,372	$187,272	$80,261	$6,704	$105,349	$447,958

Three months ended March 31, 2003
(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$106	$3,870	$699	$1,690	$701	$7,066
Cost of homebuilding, residential lots and other development	162	—	—	—	—	162
Operating expenses	—	1,629	457	1,189	—	3,275
Depreciation and amortization expense	—	835	87	226	—	1,148
Interest expense	—	1,390	84	262	—	1,736
Minority interest	44	29	—	—	—	73
General, administrative and other expenses	—	—	—	—	1,074	1,074

Net income before taxes and discontinued operations	$(100)	$(13)	$71	$13	$(373)	$(402)

Income from equity investments	$(77)	$211	$—	$—	$—	$134

As of December 31, 2003 (in thousands)
Assets:
Real estate at cost	$25,358	$105,516	$80,809	$14,709	$669	$227,061
Accumulated depreciation	—	(12,186)	(3,829)	(7,921)	(342)	(24,278)
Investments in joint ventures	19,083	13,374	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	—	—	—	—	30,849	30,849

	$44,441	$106,704	$79,753	$6,788	$110,240	$347,926

9.     SUBSEQUENT EVENTS:

On April 7, 2004 a joint venture in which we own a 50% interest and an unaffiliated third party owns the balance, acquired a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for a purchase price of $10,800,000. The joint venture plans to convert the complex into 140 for-sale residential condominium units. In connection with the purchase the joint venture obtained a $14,000,000 acquisition and construction loan, approximately $7,200,000 of which was drawn down for the funding of the acquisition. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. We invested $3,664,000 for our interest in the joint venture.

On April 22, 2004, the Federal National Mortgage Association entered into a non-binding Letter of Intent with Waterfront Associates, LLC ("WALLC"), an affiliate of ours, for the lease of up to 1.5 million square feet of new office space for more than 20 years in the Waterfront Complex. WALLC is currently redeveloping the Waterfront Complex, which is located in the Southwest Washington, D.C Urban Renewal Area.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The four segments in which we operate: commercial rental property; residential rental property; hospitality; and commercial, residential and land development, provide us with a diversified portfolio of assets across the real estate spectrum. Our strategy revolves around using our strong liquidity position to invest in commercial and residential real estate through acquisitions of both operational and development properties. We also acquire other forms of real estate, such as undeveloped commercial and residential land, as such opportunities arise. We are an active owner of our real estate assets, focusing on maximizing profitability throughout our portfolio. We work closely with the third party management companies that manage our properties to increase profitability through identifying revenue generation and expense reduction opportunities.

In 2003 and the first quarter of 2004 we took advantage of a low-interest rate environment to acquire through both wholly owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, a total of approximately $209,000,000 of real estate assets. With interest rates anticipated to increase, we will be challenged going forward to continue to utilize our cash and other sources of financing available to purchase real estate that has the potential to generate strong cash returns on our investment, since higher interest rates raise our cost of capital, negatively impacting our potential returns on invested capital.

The discussion that follows is based primarily on our consolidated balance sheets as of March 31, 2004 and December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003 and should be read along with our consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial and residential properties and the acquisition and subsequent partial development and sale of residential lots.

Application of Critical Accounting Policies

We apply certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K/A for the period ended December 31, 2003. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent annual report on Form 10-K/A have the greatest potential impact on our financial statements.

Forward Looking Statements

This Form 10-Q contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," or "would be," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include:

  •
  our ability to compete effectively;
  •
  our exposure to the credit risks of our tenants;
  •
  our ability to recruit and retain key personnel;
  •
  adverse changes in the local or general economy and market conditions;
  •
  our ability to obtain necessary governmental permits and approvals;
  •
  our ability to complete development projects in a timely manner and within budget;
  •
  our ability to secure tenants for our projects and properties;

  •
  our ability to sustain occupancy levels at our properties through keeping existing tenants and securing new ones;
  •
  our ability to secure tenants for the residential and commercial properties that we develop;
  •
  our ability to obtain mortgage financing on acceptable terms;
  •
  future litigation; and
  •
  changes in environmental health and safety laws.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as the Company's annual report filed on Form 10-K/A for the year ended December 31, 2003.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items from our consolidated balance sheets as of the dates presented (in thousands):

	March 31, 2004	December 31, 2003	Change 2004 to 2003
Assets:
Rental property and equipment, at cost	$286,403	$201,703	$84,700
Property and land development	62,998	22,127	40,871
Cash, cash equivalents, and investments	50,481	66,196	(15,715)
Investments in and advances to joint ventures	16,662	35,230	(18,568)
Deferred charges and other assets, net	23,279	13,237	10,042
Total assets	447,958	347,926	100,032
Liabilities:
Mortgage and construction loans and other debt	271,182	183,142	88,040
Total liabilities	294,823	204,044	90,779
Minority Interest	24,748	15,787	8,961
Shareholders' Equity	128,387	128,095	292

Material changes in assets include:

  •
  Rental property and equipment increased primarily as a result of the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building.

  •
  Property and land development increased primarily as a result of the acquisition of the 640 North Broad building, as well as the acquisition of Laguna Vista and the consolidation of Waterfront Associates, LLC, the entity that owns the Waterfront Complex, into our March 31, 2004 consolidated balance sheet, partially offset by sales of Clarksburg Ridge developed lots.

  •
  Cash, cash equivalents and investments decreased in total primarily due to the use of cash in acquisitions.

  •
  Investments in and advances to joint ventures decreased primarily due to the consolidation of Waterfront Associates, LLC into our consolidated March 31, 2004 balance sheet.

  •
  Deferred charges and other assets, net increased primarily due to the value assigned to the in-place leases of properties acquired in 2004.

Material changes in liabilities include:

  •
  Mortgage and construction loans and other debt increased primarily as a result of mortgage loans obtained or assumed in connection with the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building, the 640 North Broad building and Laguna Vista.

  •
  Minority interest increased primarily as a result of the consolidation of Waterfront Associates, LLC into our consolidated March 31, 2004 balance sheet.

Shareholders equity increased due to net income recorded for the three months ended March 31, 2004.

Financial Overview

The following table reflects key line items from our unaudited statements of operations for the three months ended March 31, 2004 and 2003 (in thousands, except percentages):

	March 31, 2004	March 31, 2003	Change 2004 to 2003	% Change 2004 to 2003
Revenues from commercial rental properties	$6,422	$3,554	$2,868	80.7%
Revenues from residential rental properties	2,530	699	1,831	261.9
Revenues from hospitality properties	1,706	1,690	16	0.9
Homebuilding, residential lots and other development revenues	2,729	183	2,546	1391.3
Total Revenues	14,364	7,066	7,298	103.3
Commercial operating expenses	2,037	1,629	408	25.0
Residential operating expenses	1,093	457	636	139.2
Hospitality operating expenses	1,325	1,189	136	11.4
Commercial depreciation and amortization expense	1,703	835	868	104.0
Residential depreciation and amortization expense	850	87	763	877.0
Cost of homebuilding, residential lots and other development	2,568	162	2,406	1485.2
General and administrative expense	964	1,069	(105)	(9.8)
Interest expense	3,091	1,736	1,355	78.1
Discontinued operations, net of tax	29	148	(119)	(80.4)
Net income (loss)	292	(161)	453	281.4

General Overview.    Relative to the three months ended March 31, 2003, our results for the three months ended March 31, 2004 were positively impacted by the following transactions in 2004 and 2003:

  •
  the purchase of the Victoria Place residential apartment complex in July 2003;

  •
  the purchase of The Fountains residential apartment complex in September 2003;

  •
  the purchase of the 900 Northbrook commercial building in November 2003;

  •
  the purchase of the Fort Washington Executive Center in February 2004;

  •
  the purchase of the West Germantown Pike commercial buildings in February 2004;

  •
  the purchase of the One Northbrook commercial building in February 2004; and

  •
  the sale of 19 of the Clarksburg Ridge residential lots in the first quarter of 2004.

Commercial Rental Property.

At March 31, 2004 we owned, or had an ownership interest in, 27 commercial property buildings containing approximately 2,035,000 square feet of space. Our commercial portfolio of properties owned by entities that we consolidate, excluding properties we are holding for sale, contained approximately 1,723,000 square feet of commercial space, compared to approximately 1,039,000 square feet at March 31, 2003, an increase of approximately 684,000 square feet, due to the acquisitions described above.

The table below sets forth the commercial rental properties which we owned, or had ownership interests in, at March 31, 2004 (square feet in 000's)

Consolidated Properties	Square Feet	Occupancy	Location	B&R Ownership
Washington Business Park (1)	568	94.8%	Lanham, MD	80.0%
Fort Washington Executive Center (2)	393	99.9%	Ft. Washington, PA	96.5%
Versar Center	217	95.6%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)(2)	116	96.8%	Manassas, VA	98.8%
200-220 West Germantown Pike (3)	115	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	95	83.9%	Trevose, PA	100.0%
Sudley North (Building D)	69	100.0%	Manassas, VA	49.4%
900 Northbrook	66	94.0%	Trevose, PA	87.5%
Fort Hill	66	100.0%	Centreville, VA	80.0%
7800 Building (4)	15	100.0%	Manassas, VA	100.0%
Bank Building	3	100.0%	Manassas, VA	100.0%

Total consolidated properties	1,723
Unconsolidated Properties
1925K Street	149	98.3%	Washington, DC	85.0%
Madison Building	82	100.0%	McLean, VA	24.9%
Congressional South (5)	81	32.8%	Rockville, MD	25.0%

Total unconsolidated properties	312
Total consolidated and unconsolidated properties	2,035

(1)
Consists of two office buildings and seven flex and warehouse buildings
(2)
Consists of three office buildings
(3)
Consists of two office buildings
(4)
Property is being held for sale
(5)
A large portion of the property is currently under development

The $2,868,000 revenue increase in 2004 relative to 2003 can be primarily attributed to a $2,018,000 increase in revenue from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook as well as an increase in occupancy at the Washington Business Park property.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased relative to 2003 by $408,000 primarily due to a $742,000 increase in operating expenses from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook, partially offset by lower snow removal and utility costs across the portfolio due to the severe weather conditions and record snowfalls that were experienced in the Washington, DC region during the first quarter of 2003, which were not repeated in 2004.

Depreciation and amortization expense in 2004 increased by $868,000 over the prior year primarily due to acquisitions made in 2004 and 2003.

Residential Rental Property.

At March 31, 2004 we owned, or had a material ownership interest in, three residential properties, containing a total of 942 apartment units. The total number of units, whose revenues are included in our consolidated statements of operations, increased by 764 units over the March 31, 2003 total, due to the acquisitions described above. The table below sets forth these residential rental properties.

Property	Apt. Units	Occupancy	Location	B&R Ownership %
The Fountains	400	94.8%	Orlando, FL	100.0%
Victoria Place	364	91.8%	Orlando, FL	85.0%
Charlestown North	178	82.6%	Greenbelt, MD	100.0%

Total	942

The $1,831,000 increase in residential rental revenue over prior year can be primarily attributed to a $2,157,000 increase in revenue from the acquisitions of Victoria Place and The Fountains, partially offset by lower revenues at the Charlestown North property.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $636,000 over the prior year can be primarily attributed to a $790,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains, partially offset by lower expenses at the Charlestown North property due to lower snow removal and utility costs.

Depreciation and amortization expense in 2004 increased by $763,000 over the prior year primarily due to acquisitions made in 2003.

Hospitality Properties.

Revenue in 2004 remained flat with 2003. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $136,000 primarily due to higher salary expenses at The Inn at the Colonnade.

Homebuilding, Residential Lots and Other Development.

Homebuilding, residential lots and other development revenue in 2004 increased by $2,546,000 compared to the prior year. The increase can be primarily attributed to an increase in residential lot revenue of $2,729,000 due to the sale of 19 developed lots in Clarksburg Ridge in 2004.

The cost of homebuilding, residential lots and other development in 2004 increased by $2,406,000 compared to the prior year. The increase can be primarily attributed to a $2,568,000 increase in expenses related to the cost of sales of the Clarksburg Ridge lots.

General and Administrative Expense

General and administrative expense decreased by $105,000 primarily due to a $274,000 pension liability accrual recorded in 2003. In 2004 no such accrual was deemed necessary. This reduction was partially offset by higher salary expense in 2004.

Interest Expense.

The increase in interest expense of $1,355,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Victoria Place, The Fountains, 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook. We capitalized $292,000 of interest in 2004.

Discontinued Operations, net of tax

Discontinued operations, net of tax, decreased by $119,000, primarily due to the sale of a nursing home in May 2003 and 95% of our interest in a 116 unit apartment complex, in December 2003. The results of operations of these entities are included in discontinued operations, net of tax for the three months ended March 31, 2003.

Funds From Operations

We consider Funds From Operations ("FFO") to be a meaningful measure of our performance and we evaluate management based on FFO and FFO per share. We provide FFO as a supplemental measure for reviewing our comparative operating and financial performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance). FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles ("GAAP") assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts ("NAREIT") created the concept of FFO as a standard supplemental measure of operating performance that excludes historical cost depreciation from - or "adds it back" to - GAAP net income.

While we are not a real estate investment trust ("REIT"), in light of the fact that we are a real estate company with large amounts of depreciable and amortizable real estate assets and we compete against REITS, we believe FFO to be a relevant measurement of our performance.

FFO as defined by the NAREIT is "net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis". Our FFO measure differs from NAREIT'S definition in that we exclude income tax expense related to property sales. The exclusion of income tax expense on property sales is consistent with the objective of presenting comparative period operating performance. FFO should not be considered an alternative to net income as an indicator of our operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the FFO measure presented by us is not calculated in the same manner as FFO measures of other real estate companies and therefore may not necessarily be comparable. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

Our funds from operations were $3,165,000 for the three months ended March 31, 2004, compared to $1,125,000 for the three months ended March 31, 2003, an increase of $2,040,000. The increase is primarily the result of properties acquired in 2004 and 2003 and sales of lots at Clarksburg Ridge.

The following table reflects the calculation of funds from operations (in thousands):

	For the three months ended March 31,
	2004	2003
Net income (loss)	$292	$(161)
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	2,873	1,286
Funds From Operations	$3,165	$1,125

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are cash from our operations, our ability to obtain mortgage financing and additional financing through various financial markets and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding development projects and working capital requirements and payments of debt, capital expenditures, operating costs and corporate expenses.

Operating Activities:

During the three months ended March 31, 2004 net cash used in operating activities was $5,146,000, primarily due to the acquisition of Laguna Vista.

Investing Activities:

During the three months ended March 31, 2004, net cash used in investing activities totaled $72,108,000. Cash used for investments primarily resulted from cash outflows of $75,668,000 primarily for the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building and the 640 North Broad Building.

Financing Activities:

During the three months ended March 31, 2004, net cash generated by financing activities totaled $69,665,000. This primarily resulted from the placement of mortgage debt related to the acquisition of the Fort Washington Executive Center, the One Northbrook building and the 640 North Broad Building.

Excess cash flow generated from our properties, from distributions from joint ventures and from proceeds of new mortgage loans placed on unencumbered properties and refinancing of existing debt, is typically invested in municipal bonds that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures. At March 31, 2004, we had $44,509,000 of such investments.

Future Capital Requirements

Several current factors are positive with respect to our cash flow and capital requirements:

  •
  forecasted cash flow from operations for the remainder of 2004 indicate that current obligations and working capital needs can be met; and

  •
  availability of $50,481,000 of cash, cash equivalents and investments at March 31, 2004. This liquidity allows us to be well positioned to quickly respond to real estate acquisition opportunities.

Unanticipated funding requirements could surface during 2004 including:

  •
  possible funding requirements for the redevelopment of the Waterfront Complex;

  •
  funds for the development project at Sudley North where we plan to develop three office buildings containing a total of between 150,000 and 180,000 square feet of office space;

  •
  unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental affect on the cash flow generated from operations.

Furthermore, pursuant to our $6,000,000 unsecured loan, we are required to maintain a minimum liquidity of $30,000,000.

Off-Balance Sheet Commitments

As of March 31, 2004, our off-balance sheet commitments were as follows:

  •
  We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Associates, LLC ("1925K") in February 2004. The loan matures in 2007, that may be extended for up to an additional two years at the option of the borrower.

  •
  We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House at St. Marks Owner, LLC ("Selborne House"). Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At March 31, 2004, the outstanding loan balance totaled $3,148,000 and unused capacity under the loan totaled $3,952,000.

  •
  We have guaranteed repayment of 66.6% of the loan balance outstanding under the $5,370,000 acquisition and construction loan, made by Citizen's Bank of Pennsylvania to Cigar Factory Apartments, L.P. ("Cigar Factory"). The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At March 31, 2004, the outstanding loan balance totaled $1,725,000 and unused capacity under the loan totaled $3,645,000.

  •
  At March 31, 2004, we had unused capacity under a development loan for Clarksburg Ridge of $2,064,000.

  •
  At March 31, 2004 we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

  •
  Based on the operating agreement of Waterside Associates, LLC ("WALLC"), K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions are required to be made by K/FCE. Thereafter each member's required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution.

  •
  In connection with the two mortgage loans obtained for the Fort Washington Executive Center, we have entered into two master lease agreements with the lender. The one requires us to lease 41,000 square feet of office space at an annual rent of $21.25 per square foot for a five year term, beginning February 2004, provided a lease for this space is not obtained. The other requires us to lease 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, provided a major tenant fails to exercise a five year extension option on their lease at that time.

  •
  In connection with the mortgage loan obtained for the One Northbrook building, we have entered into a master lease agreement with the lender. The agreement requires us to lease 9,000 square feet of office space at an annual rent of $24.25 per square foot for a five year term, beginning February 2004, provided a lease for this space is not obtained.

  •
  In connection with the $15,100,000 construction loan Laguna Vista has obtained, we have guaranteed the purchase of half of all unpurchased condominium units at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained in the Company's annual report on Form 10-K/A dated December 31, 2003, and is incorporated by reference to such Form 10-K/A.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act of 1934 (the "Exchange Act"). Since the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

Item 5.    Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Chief Financial Officer (Filed herewith.)

B. Reports on Form 8-K

On March 10, 2004, we filed a Report on Form 8-K for the purpose of providing certain information regarding our acquisition, through a joint venture, of a 393,000 square foot executive center located in Ft. Washington, Pennsylvania from The California Teachers' Retirement System.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2004.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein Chief Financial Officer

QuickLinks

BRESLER & REINER, INC. FORM 10-Q MARCH 31, 2004 TABLE OF CONTENTS
Bresler & Reiner, Inc. Consolidated Balance Sheets March 31, 2004 and December 31, 2003
Bresler & Reiner, Inc. Consolidated Statements of Operations For the Three Months Ended March 31, 2004 and 2003 (Unaudited)
Bresler & Reiner, Inc. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2004 and 2003 (Unaudited)
PART I—FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 5. Exhibits and Reports on Form 8-K.
SIGNATURES