Form 10-Q
period 2004-06-30
BRESLER & REINER INC
filed 2004-08-16
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(301) 945-4300
Registrant’s telephone number, including area code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 2,738,606 shares of Common Stock $0.01 par value, as of August 13, 2004.

BRESLER & REINER, INC.

FORM 10-Q

JUNE 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

ASSETS

Real estate:
Rental property and equipment	$284,809,000	$201,703,000
Property and land development	83,353,000	22,127,000
Land held for investment and homes held for sale	3,141,000	3,231,000
Real estate, at cost	371,303,000	227,061,000
Less: accumulated depreciation	(28,000,000)	(24,278,000)
Total real estate, net	343,303,000	202,783,000

Assets held for sale, net	1,539,000	1,669,000

Receivables:
Income taxes receivable	3,771,000	3,881,000
Mortgage and notes receivables, affiliates	2,130,000	2,276,000
Mortgage and notes receivables, other	3,702,000	5,718,000
Other receivables	6,663,000	4,068,000
Cash and cash equivalents	8,411,000	13,561,000
Restricted cash and deposits held in escrow	15,052,000	12,868,000
Investments	35,806,000	52,635,000
Investment in and advances to joint ventures	16,268,000	35,230,000
Deferred charges and other assets, net	24,381,000	13,237,000

Total assets	$461,026,000	$347,926,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and construction loans and other debt	$281,599,000	$183,142,000
Accounts payable, trade and accrued expenses	9,764,000	7,202,000
Deferred income taxes payable	10,005,000	9,773,000
Other liabilities	4,467,000	3,927,000

Total liabilities	305,835,000	204,044,000

Minority interest	27,537,000	15,787,000

Shareholders’ equity:
Common stock, $0.01 par value; 4,000,000 shares authorized; 2,839,653 shares issued; 2,738,606 shares outstanding as of June 30, 2004 and December 31, 2003	28,000	28,000
Additional paid-in capital	7,565,000	7,565,000
Retained earnings	121,878,000	122,319,000
Treasury stock (101,047 shares as of June 30, 2004 and December 31, 2003)	(1,817,000)	(1,817,000)

Total shareholders’ equity	127,654,000	128,095,000

Total liabilities and shareholders’ equity	$461,026,000	$347,926,000

See Notes to Conolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003

REVENUES

Homebuilding, residential lots and other development	$3,309,000	$—
Rentals - commercial	8,809,000	4,072,000
Rentals - residential	2,439,000	390,000
Hospitality	2,373,000	2,299,000
Management fees, affiliates	27,000	99,000
Interest	453,000	421,000
Income from equity investments	134,000	1,214,000
Other	—	80,000

	$17,544,000	$8,575,000

COSTS AND EXPENSES

Cost of homebuilding, residential lots and other development	$3,109,000	$22,000
Rental expense - commercial
Operating expenses	3,301,000	1,534,000
Depreciation and amortization expense	2,178,000	1,146,000
Rental expense - residential
Operating expenses	1,198,000	244,000
Depreciation and amortization expense	522,000	58,000
Hospitality expense
Operating expenses	1,313,000	1,356,000
Depreciation and amortization expense	197,000	206,000
General and administrative expense	1,169,000	831,000
Interest expense	3,519,000	1,906,000
Minority interest	(64,000)	39,000
Other expenses	421,000	5,000

	$16,863,000	$7,347,000

Income before income taxes and discontinued operations	681,000	1,228,000
Provision for income taxes	153,000	198,000

Income from continuing operations	528,000	1,030,000

Income from discontinued operations, net of tax	108,000	1,909,000

Net income	$636,000	$2,939,000

Income from continuing operations per common share	$0.19	$0.38

Income from discontinued operations per common share	$0.04	$0.69

Net income per common share	$0.23	$1.07

Weighted average number of common shares outstanding	2,738,606	2,738,606

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003

REVENUES

Homebuilding, residential lots and other development	$6,038,000	$183,000
Rentals - commercial	15,231,000	8,190,000
Rentals - residential	4,969,000	784,000
Hospitality	4,079,000	3,989,000
Management fees, affiliates	54,000	204,000
Interest	863,000	1,061,000
Income from equity investments	591,000	1,348,000
Other	83,000	141,000

	$31,908,000	$15,900,000

COSTS AND EXPENSES

Cost of homebuilding, residential lots and other development	$5,677,000	$184,000
Rental expense - commercial
Operating expenses	5,338,000	3,334,000
Depreciation and amortization expense	3,881,000	2,258,000
Rental expense - residential
Operating expenses	2,291,000	530,000
Depreciation and amortization expense	1,372,000	127,000
Hospitality expense
Operating expenses	2,638,000	2,545,000
Depreciation and amortization expense	417,000	432,000
General and administrative expense	2,133,000	1,900,000
Interest expense	6,610,000	3,642,000
Minority interest	4,000	112,000
Other expenses	505,000	10,000

	$30,866,000	$15,074,000

Income before income taxes and discontinued operations	1,042,000	826,000
Provision for income taxes	251,000	105,000

Income from continuing operations	791,000	721,000

Income from discontinued operations, net of tax	137,000	2,057,000

Net income	$928,000	$2,778,000

Income from continuing operations per common share	$0.29	$0.26

Income from discontinued operations per common share	$0.05	$0.75

Net income per common share	$0.34	$1.01

Weighted average number of common shares outstanding	2,738,606	2,738,606

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income	$928,000	$2,778,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,641,000	2,347,000
Gain on sale of Maplewood Manor	—	(2,851,000)
Gain on sale of properties and realty interests	—	(62,000)
Income from equity investments	(591,000)	(1,348,000)
Minority interest expense	4,000	112,000
Deferred income taxes	232,000	—
Amortization of finance costs	236,000	177,000
Changes in other assets and liabilities:
Residential building and lot development	(13,067,000)	(5,498,000)
Cost of homebuilding and land development	5,076,000	121,000
Assets held for sale, net	130,000	154,000
Restricted cash	117,000	(934,000)
Receivables	(2,154,000)	(1,319,000)
Other assets	(4,909,000)	(225,000)
Other liabilities	1,725,000	1,310,000
Total adjustments	(7,560,000)	(8,016,000)
Net cash (used in) provided by operating activities	(6,632,000)	(5,238,000)

INVESTING ACTIVITIES:
Distributions from joint ventures	1,878,000	1,442,000
Decrease in investments in municipal bonds	16,829,000	6,162,000
Purchase of rental property, equipment and other	(74,268,000)	(1,527,000)
Purchase of property and land held for development	(12,493,000)	—
Decrease (increase) in notes receivable	2,162,000	(94,000)
Proceeds from sale of Maplewood Manor	—	3,900,000
Net cash (used in) provided by investing activities	(65,892,000)	9,883,000

FINANCING ACTIVITIES:
Proceeds from real estate and other loans	70,090,000	—
Repayment of notes and real estate loans payable	(1,103,000)	(500,000)
Deposits held in escrow	(2,301,000)	—
Contributions from (distribution to) minority partners	2,146,000	(40,000)
Increase in deferred charges	(774,000)	(551,000)
Dividends paid	(684,000)	—
Net cash provided by (used in) financing activities	67,374,000	(1,091,000)

Net (decrease) increase in cash and cash equivalents	(5,150,000)	3,554,000

Cash and cash equivalents, beginning of period	13,561,000	5,445,000

Cash and cash equivalents, end of period	$8,411,000	$8,999,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	9,385,000	—
Debt assumed on Clarksburg Ridge acquisition	—	4,338,000
Deposit liability assumed on Clarksburg Ridge acquisition	—	2,869,000
Debt assumed on West Germantown acquisition	16,246,000	—

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development and ownership of commercial, residential and hospitality real estate located in the Washington, DC, Orlando, Florida and Philadelphia, Pennsylvania metropolitan areas.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Leasing operations—We recognize revenue in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease for operating leases.

Hospitality revenue—We recognize hospitality revenue as services are provided.

Rental, construction and management fees—We generally recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Tenant improvements are capitalized and depreciated over the shorter of the terms of the respective tenant’s lease or estimated useful life. Depreciation expense totaled $1,914,000 and $1,142,000 for the three months ended June 30, 2004 and 2003, respectively and $3,639,000 and $2,290,000 for the six months ended June 30, 2004 and 2003, respectively.

PROPERTY AND LAND DEVELOPMENT

When construction commences, costs are transferred to property and land development where they are accumulated by project. Project costs included in property and land development include capitalized interest, property taxes, materials and labor. These costs are charged to costs of homes and lots sold on a pro rata basis as properties and lots are sold, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”

We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified. For the three and six months ended June 30, 2004, we capitalized $414,000 and $706,000 of interest, respectively, related to our equity investments in development projects.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at the lower of cost or estimated fair value less cost to sell.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

For entities that are not deemed to be variable interest entities (“VIE’s”), as set forth in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), as revised in December 2003, we account for our investments in these partnerships and joint ventures in accordance with Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest in the income statement represents the minority owners’ share of the income or loss of the consolidated joint venture. For entities in which we do not have a controlling interest, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors’ relative voting rights in the joint venture.

For entities that are deemed to be VIE’s, as set forth in FIN 46, we account for our investments in joint ventures based on a determination of the entity’s primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses), then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we account for our investment by the equity method.

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

The application of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (together “SFAS Nos. 141 and 142”) to real estate acquisitions requires us to allocate the purchase price to acquired in-place leases in addition to land, building and improvements. In order to determine the value to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, (3) estimating the lease-up period required to achieve the occupancy levels that the property has at the time of the acquisition, and (4) applying an estimated risk-adjusted discount rate to the existing tenants. As a result of adopting SFAS Nos. 141 and 142, we have intangible lease assets totaling $14,639,000 and $6,911,000 at June 30, 2004 and December 31, 2003, respectively, related to the fair value of acquired leases. The lease intangibles are amortized on a straight-line basis over the lives of the acquired leases.

The amortization of deferred charges and other assets, including the amortization of acquired in-place leases, totaled $1,056,000 and $356,000 for the three months ended June 30, 2004 and 2003, respectively and $2,205,000 and $703,000 for the six months ended June 30, 2004 and 2003, respectively.

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

RECLASSIFICATIONS

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Earnings per share are based upon the weighted-average number of shares outstanding during the quarter (2,738,606 shares in both the first and second quarter of 2004 and 2003).  On May 17, 2004, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, $0.25 per share of which was paid on June 15, 2004.  The remaining dividend payment will be made on December 15, 2004 at an adjusted per share amount of $0.125.  The per-share payment has been adjusted to take into account the 2-for-1 stock split the Company has announced that will become effective on or around September 1, 2004.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.             NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46—In December 2003, the FASB issued the revised FIN 46, to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (“VIEs”), FIN 46 requires that a VIE be consolidated by a company if that company is the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses). Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. We had previously adopted the provisions of FIN 46 for variable interest entities created after January 31, 2003. However, the adoption of FIN 46 for variable interest entities created on or before January 31, 2003 is required for periods ended after March 15, 2004. We have adopted the final provisions of FIN 46 as of March 31, 2004.  As a result we have consolidated Waterfront Associates LLC (“WALLC) in which a 54% owned subsidiary of the Company owns a 92% interest. We previously classified WALLC in investments in and advances to joint ventures. The consolidation of WALLC resulted, as of the consolidation date, in an increase in total assets of $10,600,000 (including an increase in property and land development of $28,757,000 and a decrease in investments in and advances to joint ventures of $18,359,000) an increase in accrued expenses and accounts payable of $1,700,000 and an increase in minority interest liability of $8,900,000.  At June 30, 2004 total assets of this entity were $29,319,000, and total liabilities were $429,000.  At June 30, 2004, the Company has $9,914,000 of equity at risk relating to its investment in WALLC.

We have also identified Golfview and Laguna Vista as additional VIE’s which we have consolidated into our June 30, 2004 financial statements.  Our total investment in these entities was $7,664,000 at June 30, 2004.

3.             SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the first six months of 2004, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

Golfview On April 7, 2004 a joint venture in which we own a 50% interest and an unaffiliated third party owns the balance, acquired a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for a purchase price of $10,800,000. The joint venture plans to convert the complex into 140 for-sale residential condominium units. In connection with the purchase the joint venture obtained a $14,000,000 acquisition and construction loan, approximately $7,800,000 of which was drawn down for the funding of the acquisition. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. We invested $3,664,000 for our interest in the joint venture. We have consolidated the entity’s assets and liabilities in our unaudited consolidated financial statements.

Waterfront In October 2002, following the expiration of a major tenant’s lease at the Waterfront Complex, which is located in the Southwest Washington, D.C Urban Renewal Area, BRW, a 54% owned subsidiary of ours, entered into a joint venture with K/FCE Investment LLC (“K/FCE”) (a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc.), to form WALLC for the purposes of redeveloping and repositioning the Waterfront Complex. BRW contributed the buildings and the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

On April 22, 2004, the Federal National Mortgage Association entered into a non-binding Letter of Intent with WALLC, for the lease of up to 1.5 million square feet of new office space for more than 20 years in the Waterfront Complex.

Laguna Vista On March 25, 2004 we entered into a Stock Purchase Agreement with two unaffiliated third parties for the purchase of 100% of the stock of Laguna Vista Company (“Laguna Vista”), which is developing 41 luxury condominium units in Ocean City, Maryland.  Laguna Vista has obtained a $15,100,000 construction loan, which bears interest at one month LIBOR plus 1.85% and matures September 30, 2005. Based on the terms of the agreement, we are required to purchase the stock for a total price of $8,000,000 by March 31, 2005, should the project attain certain sales targets. At the time we entered into the agreement, we advanced $3,000,000 as a deposit for the purchase of the stock. In addition to the stock purchase deposit we have provided a total of $3,000,000 in loans to Laguna Vista. The loans, which were advanced in September 2003, November 2003, and March 2004, each bear interest at 10% per annum and mature one year from the loan date. The borrower has an option to extend the maturity date on each of the loans for one year. We have consolidated the entity’s assets and liabilities in our unaudited consolidated financial statements due to the financing we have provided and our participation in the anticipated profits in the project.

Fort Washington Executive Center On February 26, 2004, a joint venture, in which we own a 96.5% interest and two unaffiliated third parties own the balance, acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of approximately 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition, the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans, bears a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, on each of the loans for certain periods and space within the properties. We invested $7,000,000 for our 96.5% interest in the joint venture. We have consolidated the entity’s assets and liabilities and results of operations in our unaudited consolidated financial statements.

One Northbrook On February 18, 2004, we acquired an approximately 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. On February 19, 2004, we placed a ten-year, 5.75% fixed-rate mortgage of $15,300,000 on the property. As a condition of financing, we executed a master lease agreement as tenant for certain periods and space within the property. We have consolidated the entity’s assets and liabilities and results of operations in our unaudited consolidated financial statements.

220 West Germantown Pike On February 5, 2004, a joint venture, in which we own a 97.5% interest and two unaffiliated third parties own the balance, acquired an office complex containing two commercial office buildings, in Plymouth Meeting, Pennsylvania comprising a total of approximately 115,000 square feet. The total purchase price of the office buildings was $20,500,000. In connection with the acquisition, the joint venture assumed a 5.9% fixed-rate mortgage loan on the buildings. The loan, which had an outstanding principal balance of $16,246,000 at the time of the assumption, matures in 2013. The loan was recorded at the assumed balance since it approximated market value at the time of the acquisition. We invested $4,875,000 for our 97.5% interest in the joint venture. We have consolidated the entity’s assets and liabilities and results of operations in our unaudited consolidated financial statements.

640 North Broad On January 14, 2004, a joint venture in which we own a 86.5% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000. At the time of the acquisition, the joint venture placed a $6,000,000 loan on the buildings. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. The joint venture is redeveloping the buildings into an approximately 266 unit apartment property. We invested $3,200,000 for our 86.5% interest in the joint venture. We have consolidated the entity’s assets and liabilities in our unaudited consolidated financial statements.

Pro-Forma Results of Operations.   The following unaudited pro-forma statements reflect our results of operations as if all the material acquisitions had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Three Months Ended June 30,
	2004	2003

Revenue	$17,544	$12,449
Net income	$636	$2,802
Earnings per share	$0.23	$1.02

	Pro-forma Six Months Ended June 30,
	2004	2003

Revenue	$33,421	$23,615
Net income	$922	$2,513
Earnings per share	$0.34	$0.92

4.             INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

At June 30, 2004, our investments in non-consolidated joint ventures and partnerships consisted of the following:

JOINT VENTURE OR PARTNERSHIP	OWNERSHIP PERCENTAGE

WBP Undeveloped Land, LLC (“WBP Undeveloped Land”)	80%
1925 K Associates LLC (“1925 K Street”)	85%
Madison Building Associates, LLC (“Madison Building”)	25%
Congressional South Associates LLC (“Congressional South”)	25%
Selborne House at St. Marks Owner, LLC (“Selborne House”)	33%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“High Tech Leasing”)	50%
Builders Leasing Company (“Builders Leasing”)	20%
Third Street SW Investors (“Third Street”)	1%

Waterfront Associates Upon the formation of WALLC in October 2002, since BRW did not have a controlling interest in the entity, it accounted for its investment under the equity method and did not consolidate the assets, liabilities and operations of WALLC from the period beginning the formation of the partnership and ending March 31, 2004. Upon the adoption of FIN 46 effective March 31, 2004, the assets and liabilities of WALLC and its results from operations from that date through June 30, 2004, are consolidated by BRW and included in B&R’s consolidated financial statements, since WALLC is considered to be a variable interest entity as defined by FIN 46 and BRW is deemed to be the primary beneficiary of the entity.

Below are condensed unaudited balance sheets for our unconsolidated joint venture entities as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Other (1)	Total

ASSETS
Cash	$127	$292	$152	$—	$217	$788
Land held for investment	—	—	—	5,432	—	5,432
Construction in progress	—	—	10,718	—	5,442	16,160
Land, building and equipment, net	29,384	16,862	18,512	—	1,449	66,207
Other assets	1,197	574	8,147	801	1,453	12,172
Total assets	$30,708	$17,728	$37,529	$6,233	$8,561	$100,759

LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$20,056	$14,323	$30,765	$5,000	$8,213	$78,357
Other liabilities	3,240	329	546	386	3,528	8,029
Total liabilities	23,296	14,652	31,311	5,386	11,741	86,386
Members’ equity (deficit)	7,412	3,076	6,218	847	(3,180)	14,373
Total liabilities and members’ equity	$30,708	$17,728	$37,529	$6,233	$8,561	$100,759
Company’s interest in members’ equity	$6,891	$1,770	$3,406	$377	$1,031	$13,475

(1)           Represents the combined balance sheets of Third Street, Tech-High Leasing, Builders Leasing, Selborne House and Redwood Commercial.

	December 31, 2003
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total

ASSETS
Cash	$327	$289	$54	$—	$156	$312	$1,138
Land held for investment	—	—	—	5,432	—	—	5,432
Construction in progress	—	—	8,546	—	—	1,822	10,368
Land, building and equipment, net	30,179	17,068	18,877	—	26,395	1,495	94,014
Other assets	698	457	6,446	842	228	773	9,444
Total assets	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$20,187	$14,404	$28,146	$5,000	$—	$4,784	$72,521
Other liabilities	3,713	249	—	365	571	2,889	7,787
Total liabilities	23,900	14,653	28,146	5,365	571	7,673	80,308
Members’ equity (deficit)	7,304	3,161	5,777	909	26,208	(3,271)	40,088
Total liabilities and members’ equity	$31,204	$17,814	$33,923	$6,274	$26,779	$4,402	$120,396

Company’s interest in members’ equity	$6,829	$1,964	$3,259	$292	$18,297	$1,030	$31,671

(1)           Represents the combined balance sheets of Third Street, Tech-High Leasing, Builders Leasing, Selborne House and Redwood Commercial.

Below are condensed unaudited statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended June 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Other (1)	Total

Operating revenues	$1,052	$619	$473	$—	$769	$2,913
Operating expenses	466	168	183	—	807	1,624
Interest expense	132	229	—	60	60	421
Depreciation expense	288	133	274	—	14	709

Net income (loss)	$166	$89	$16	$(60)	$(112)	$159

Company’s equity in earnings (loss) of unconsolidated joint ventures	$141	$22	$4	$(48)	$15	$134

(1)           Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

	Three Months Ended June 30, 2003
	1925 K Street	Madison Building	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$1,113	$560	$3,352	$—	$516	$5,541
Operating expenses	526	124	2,089	—	322	3,061
Interest expense	188	237	42	—	84	551
Depreciation expense	226	110	—	—	23	359

Net income (loss)	$173	$89	$1,221	$—	$87	$1,570

Company’s equity in earnings (loss) of unconsolidated joint ventures	$147	$22	$977	$—	$68	$1,214

(1)           Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

Below are condensed unaudited statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Six Months Ended June 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total

Operating revenues	$2,460	$1,237	$1,011	$—	$632	$1,448	$6,788
Operating expenses	958	342	209	—	744	1,411	3,664
Interest expense	262	460	—	121	—	141	984
Depreciation expense	578	264	365	—	—	50	1,257
						—
Net income (loss)	$662	$171	$437	$(121)	$(112)	$(154)	$883

Company’s equity in earnings (loss) of unconsolidated joint ventures	$563	$43	$109	$(97)	$(103)	$76	$591

(1)           Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

	Six Months Ended June 30, 2003
	1925 K Street	Madison Building	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$2,283	$1,154	$3,412	$—	$1,589	$8,438
Operating expenses	993	341	2,170	—	1,328	4,832
Interest expense	377	460	118	—	171	1,126
Depreciation expense	545	238	—	—	47	830
				—	—	—
Net income (loss)	$368	$115	$1,124	$—	$43	$1,650

Company’s equity in earnings (loss) of unconsolidated joint ventures	$313	$29	$899	$—	$107	$1,348

(1)           Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

The difference between the carrying value of our investment in and advances to unconsolidated joint ventures and partnerships and our interest in member’s equity noted above is primarily due to advances to the joint ventures and capitalized interest on our investment balance in joint ventures that own real estate under development.

5.             COMMITMENTS AND CONTINGENCIES

FINANCIAL COMMITMENTS

At June 30, 2004, we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Associates, LLC (1925K) in February 2004. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House. The other members of Selborne House have guaranteed the remaining balance under the loan. The loan matures in January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At June 30, 2004, the outstanding loan balance totaled $5,147,000.

We have guaranteed repayment of 66.6% of the loan balance outstanding under the $6,300,000 acquisition and construction loan made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures in July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At June 30, 2004, the outstanding loan balance totaled $3,347,000.

In connection with the $15,100,000 construction loan Laguna Vista has obtained, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date.  At June 30, 2004, the outstanding loan balance totaled $4,987,000.

LITIGATION

We are not presently involved in any litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our ownership, financial condition, management, or operation of our properties.

6. MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property (1)	Interest Rate	Maturity	June 30, 2004	December 31, 2003
Fort Washington	5.60%	2014	$48,852	—
Washington Business Park	7.63%	2031	39,167	39,343
Victoria Place Apartments	4.72%	2013	33,694	33,895
The Fountains	5.00%	2007	24,831	24,831
Versar Center	6.18%	2013	18,208	18,312
Sudley North Buildings A,B,C,& D and Bank Building	7.47%	2012	17,678	17,760
West Germantown Pike	5.90%	2013	16,178	—
One Northbrook	5.75%	2014	15,257	—
900 Northbrook	5.98%	2013	11,138	11,200
Inn at the Colonnade	7.45%	2011	9,900	9,978
Golfview	(2)	2005	8,125	—
Laguna Vista	(3)	2005	4,987	—
640 N. Broad Street	(2)	2005	6,000	—
Fort Hill Office Building	7.70%	2011	5,582	5,609
Holiday Inn Express	7.88%	2011	3,656	3,682
Charlestown North	6.74%	2012	4,904	4,926
Clarksburg Ridge	(4)	2005	4,095	6,712
Cigar Factory	(5)(6)	2005	3,347	894
Total mortgage and construction loans			275,599	177,142
Other debt	(7)(8)	2005	6,000	6,000
Total mortgage and construction loans and other debt			$281,599	$183,142

(1) Note is secured by related property.

(2) Variable interest rate of one month LIBOR plus 175 basis points.

(3) Variable interest rate of one month LIBOR plus 185 basis points.

(4) Variable interest rate of lender’s prime plus 100 basis points.

(5) Variable interest rate of one month LIBOR plus 275 basis points.

(6) The Company has provided a payment guarantee on 66.7% of the outstanding debt under this loan.

(7) Variable interest rate of one month LIBOR plus 195 basis points.

(8) Note is an unsecured loan to the Company.

As of June 30, 2004, we are in compliance with all debt covenants.

7.             DISCONTINUED OPERATIONS

In December 2003, we sold 95% of our interest in Town Square Commons, LLC (“The Commons”), to an unaffiliated third party. The Commons owns a 116 unit apartment complex in Washington DC. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons, beginning in December 2004. We have recorded the results of operations of The Commons as part of discontinued operations, in the accompanying consolidated financial statements.

In May 2003, we sold to a third party our Maplewood Manor nursing home in Lakewood, New Jersey. We have recorded the operating results of the nursing home along with a $1,711,000 gain, net of taxes as part of discontinued operations in the accompanying consolidated financial statements for 2003.

We are currently holding for sale the 7800 Building, a commercial office building containing approximately 15,000 square feet of space, five commercial properties currently leased to convenience store operators. The net assets and liabilities of these properties are classified as assets held for sale and the operating results are classified as discontinued operations in the accompanying consolidated financial statements.

The following summary presents the combined operating results of properties we have classified as discontinued operations (in thousands):

	Three months ended June 30
	2004	2003
Revenues	$219	$503
Income before gain on sale and provision for income taxes	181	328
Gain on sale	—	2,851
Provision for income taxes	73	1,270
Income from discontinued operations	$108	$1,909

	Six months ended June 30
	2004	2003
Revenues	$323	$1,074
Income before gain on sale and provision for income taxes	229	581
Gain on sale	—	2,851
Provision for income taxes	92	1,375
Income from discontinued operations	$137	$2,057

8.             INCOME TAXES

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

Our provision for income taxes for the three months and six months ended June 30, 2004 and 2003, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our earnings for six months ended June 30, 2004 and 2003.

9.             SEGMENT INFORMATION:

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for the following four categories:

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

Following is a summary of the Company’s reportable segments.

Three months ended June 30, 2004

(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated

Total revenues	$3,413	$8,866	$2,439	$2,373	$453	$17,544
Cost of homebuilding, residential lots and other development	3,109	—	—	—	—	3,109
Operating expenses	—	3,301	1,198	1,313	—	5,812
Depreciation and amortization expense	—	2,178	522	197	—	2,897
Interest expense	—	2,830	840	214	(365)	3,519
Minority interest	(150)	125	(39)	—	—	(64)
General, administrative and other expenses	—	—	—	—	1,590	1,590
Income (loss) before taxes and discontinued operations	$454	$432	$(82)	$649	$(772)	$681
Income from equity investments	$104	$30	$—	$—	$—	$134

Six months ended June 30, 2004
(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated

Total revenues	$5,989	$15,925	$4,969	$4,079	$946	$31,908
Cost of homebuilding, residential lots and other development	5,677	—	—	—	—	5,677
Operating expenses	—	5,338	2,291	2,638	—	10,267
Depreciation and amortization expense	—	3,881	1,372	417	—	5,670
Interest expense	—	5,104	1,626	486	(606)	6,610
Minority interest	—	30	(26)	—	—	4
General, administrative and other expenses	—	—	—	—	2,638	2,638
Income (loss) before taxes and discontinued operations	$312	$1,572	$(294)	$538	$(1,086)	$1,042
Income from equity investments	$(49)	$640	$—	$—	$—	$591

As of June 30, 2004
(in thousands, unaudited)

Assets:
Real estate at cost	$84,726	$189,117	$81,618	$14,951	$891	$371,303
Accumulated depreciation	—	(14,347)	(4,900)	(8,352)	(401)	(28,000)
Investments in joint ventures	1,010	12,486	2,772	—	—	16,268
Cash, cash equivalents and restricted cash	—	—	—	—	23,463	23,463
Investments	—	—	—	—	35,806	35,806
Other	—	—	—	—	42,186	42,186
	$85,736	$187,256	$79,490	$6,599	$101,945	$461,026

Three months ended June 30, 2003
(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$976	$4,973	$85	$2,299	$501	$8,834
Cost of homebuilding, residential lots and other development	22	—	—	—	—	22
Operating expenses	—	1,705	73	1,356	—	3,134
Depreciation and amortization expense	—	1,423	40	206	—	1,669
Interest expense	—	1,558	85	263	—	1,906
Minority interest	(44)	83	—	—	—	39
General, administrative and other expenses	—	—	—	—	836	836
Income (loss) before taxes and discontinued operations	$998	$204	$(113)	$474	$(335)	$1,228
Income from equity investments	$976	$238	$—	$—	$—	$1,214

Six months ended June 30, 2003
(in thousands, unaudited)

	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated

Total revenues	$1,082	$8,843	$784	$3,989	$1,202	$15,900
Cost of homebuilding, residential lots and other development	184	—	—	—	—	184
Operating expenses	—	3,334	530	2,545	—	6,409
Depreciation and amortization expense	—	2,258	127	432	—	2,817
Interest expense	—	2,948	169	525	—	3,642
Minority interest	—	112	—	—	—	112
General, administrative and other expenses	—	—	—	—	1,910	1,910
Income (loss) before taxes and discontinued operations	$898	$191	$(42)	$487	$(708)	$826
Income from equity investments	$899	$449	$—	$—	$—	$1,348

As of December 31, 2003 (in thousands)

Assets:
Real estate at cost	$25,358	$105,516	$80,809	$14,709	$669	$227,061
Accumulated depreciation	—	(12,186)	(3,829)	(7,921)	(342)	(24,278)
Investments in joint ventures	19,083	13,374	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	—	—	—	—	30,849	30,849
	$44,441	$106,704	$79,753	$6,788	$110,240	$347,926

10. Subsequent Events

On August 3, 2004 we obtained a $30,000,000 unsecured line of credit.  Terms of the line require draws to be used for the acquisition of real estate, with a maximum of $15,000,000 to be used for the purchase of development real estate.  Covenants under the line include maintaining a minimum liquidity of $30,000,000 (consisting of cash, cash equivalents and short-term investments) and a minimum shareholder’s equity of $100,000,000 and achieving annual net income of $4,000,000 and annual funds from operations, (defined as net income, computed in accordance with GAAP, excluding gains or losses, net of taxes, from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures), of $9,500,000.   The line had $1,794,000 outstanding at August 13, 2004, due to draws used for the purchase of two land parcels in Ocean City, Maryland. Together with an equity partner, we plan to develop for-sale condominium units on the land parcels.

On June 16, 2004, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock to be affected in the form of a stock dividend.  On the same date the Board of Directors also approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 4,000,000 shares to 7,000,000 shares in order to permit the payment of the stock dividend.  On July 21, 2004, stockholders holding more than fifty percent of the voting power of the issued and outstanding capital stock executed the shareholder consent to this amendment.  The amendment will be filed with the Secretary of State with the State of Delaware on or about September 1, 2004 at which time the stock dividend will be distributed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The four segments in which we operate: commercial rental property; residential rental property; hospitality; and commercial, residential and land development, provide us with a diversified portfolio of assets across the real estate spectrum. Our strategy revolves around using our strong liquidity position to invest in commercial and residential real estate through acquisitions of both operational and development properties. We also acquire other forms of real estate, such as undeveloped commercial and residential land, as such opportunities arise. We are an active owner of our real estate assets and are focused on maximizing profitability throughout our portfolio by working closely with the third party management companies that manage our properties to identify revenue generation and expense reduction opportunities.

In 2003 and the first half of 2004 we took advantage of a low-interest rate environment to acquire, through both wholly owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, real estate assets totaling approximately $220,000,000. As our cost of capital increases with rising interest rates, we will be challenged going forward to continue to utilize our cash and other sources of financing available to purchase additional real estate that has the potential to generate strong cash returns on our investment.

The discussion that follows is based primarily on our consolidated balance sheets as of June 30, 2004 and December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003 and should be read along with our consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial and residential properties and the acquisition and subsequent partial development and sale of residential lots.

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

We believe that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K/A have the greatest potential impact on our financial statements.

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

•              changes in the interest rate environment which will affect our ability to obtain mortgage financing on acceptable terms;

•              future litigation; and

•              changes in environmental health and safety laws.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document, as well as the Company’s annual report filed on Form 10-K/A for the year ended December 31, 2003.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items from our consolidated balance sheets as of the dates presented (in thousands):

	June 30, 2004	December 31, 2003	Change 2003 to 2004
			Increase (decrease)
Assets:
Rental property and equipment, at cost	$284,809	$201,703	$83,106
Property and land development	83,353	22,127	61,226
Cash, cash equivalents, and investments	44,217	66,196	(21,979)
Investments in and advances to joint ventures	16,268	35,230	(18,962)
Deferred charges and other assets, net	24,381	13,237	11,144
Total assets	461,026	347,926	113,100

Liabilities:
Mortgage and construction loans and other debt	281,599	183,142	98,457
Total liabilities	305,835	204,044	101,791
Minority Interest	27,537	15,787	11,750
Shareholders’ Equity	127,654	128,095	(441)

Material changes in assets include:

•              Rental property and equipment increased primarily as a result of the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building.

•              Property and land development increased primarily as a result of the acquisition of and initial development work performed on the 640 North Broad, Laguna Vista and Golfview properties and the consolidation of Waterfront Associates, LLC, the entity that owns the Waterfront Complex, into our June 30, 2004 consolidated balance sheet, partially offset by sales of Clarksburg Ridge developed lots.

•              Cash, cash equivalents and investments decreased in total primarily due to the use of cash in acquisitions.

•              Investments in and advances to joint ventures decreased primarily due to the consolidation of Waterfront Associates, LLC into our consolidated balance sheet effective March 31, 2004.

•              Deferred charges and other assets, net increased primarily due to the value assigned to the in-place leases of properties acquired in 2004.

Material changes in liabilities include:

•              Mortgage and construction loans and other debt increased primarily as a result of mortgage and construction loans obtained or assumed in connection with the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building, the 640 North Broad building, Laguna Vista and Golfview.

•              Minority interest increased primarily as a result of the consolidation of Waterfront Associates, LLC into our consolidated June 30, 2004 balance sheet.

Shareholders equity decreased due to a $1,369,000 cash dividend declared in June 2004.  The decrease was partially offset by net income recorded for the six months ended June 30, 2004.

Financial Overview

For the Three Months Ended June 30, 2004 and 2003:

The following table reflects key line items from our unaudited statements of operations for the three months ended June 30, 2004 and 2003 (in thousands):

	June 30, 2004	June 30, 2003	Change 2003 to 2004	% Change 2003 to 2004
			Increase (decrease)	Increase(decrease)
Revenues from commercial rental properties	$8,809	$4,072	$4,737	116.3%
Revenues from residential rental properties	2,439	390	2,049	525.4
Revenues from hospitality properties	2,373	2,299	74	3.2
Homebuilding, residential lots and other development revenues	3,309	—	3,309	—
Income from equity investments	134	1,214	(1,080)	(89.0)
Total revenues	17,544	8,575	8,969	104.6

Commercial operating expenses	3,301	1,534	1,767	115.2
Residential operating expenses	1,198	244	954	391.0
Hospitality operating expenses	1,313	1,356	(43)	(3.2)
Commercial depreciation and amortization expense	2,178	1,146	1,032	90.1
Residential depreciation and amortization expense	522	58	464	800.0
Cost of homebuilding, residential lots and other development	3,109	22	3,087	14,031.8
General and administrative expense	1,169	831	338	40.7
Interest expense	3,519	1,906	1,613	84.6
Other expenses	421	5	416	8,320.0
Discontinued operations, net of tax	108	1,909	(1,801)	(94.3)
Net income (loss)	636	2,939	(2,303)	(78.4)

General Overview.

Total revenue for the three months ended June 30, 2004 increased by $8,969,000 over total revenue for the comparable period in 2003.  The increase was primarily due to revenue generated from sales of developed land at Clarksburg Ridge along with revenue generated from the acquisition of the Victoria Place apartment complex, The Fountains apartment complex and the 900 Northbrook commercial building in the second half of 2003 and the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building in the first quarter of 2004.

Net income for the three months ended June 30, 2004 decreased by $2,303,000 compared to net income for the comparable period in 2003.  The decrease was primarily due to a $1,711,000 gain, net of taxes, recorded in 2003 relating to the sale of a nursing home, and $734,000 of income, net of taxes recorded in 2003, related to the sale of undeveloped land.  The properties that were acquired in the second half of 2003 and the first half of 2004 did not generate significant amounts of income for the three months ended June 30, 2004, due to the large amounts of recorded amortization expense related to the fair value of the acquired leases associated with these properties.

Commercial Rental Property.

At June 30, 2004 we owned, or had an ownership interest in, 27 commercial property buildings containing approximately 2,035,000 square feet of space compared to 20 commercial property buildings containing approximately 1,366,000 square feet of commercial space at June 30, 2003, an increase of 669,000 square feet. Our portfolio of commercial properties owned by entities that we consolidate contained approximately 1,723,000 square feet of commercial space, compared to approximately 1,054,000 square feet at June 30, 2003, an increase of approximately 669,000 square feet.  The increase is due to the November 2003 acquisition of the 900 Northbrook commercial building and the February 2004 acquisitions of the Fort Washington Executive Center, the West Germantown Pike commercial buildings and the One Northbrook commercial building.

The table below sets forth the commercial rental properties which we owned, or had ownership interests in, at June 30, 2004 (square feet in thousands)

	Square Feet	Occupancy	Location	B&R Ownership
Consolidated Properties
Washington Business Park (1)	568	96.6%	Lanham, MD	80.0%
Fort Washington Executive Center (2)	393	90.9%	Ft. Washington, PA	96.5%
Versar Center	217	99.0%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)(2)	116	95.3%	Manassas, VA	98.8%
200-220 West Germantown Pike (3)	115	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	95	86.5%	Trevose, PA	100.0%
Sudley North (Building D)	69	100.0%	Manassas, VA	49.4%
900 Northbrook	66	94.0%	Trevose, PA	87.5%
Fort Hill	66	100.0%	Centreville, VA	80.0%
7800 Building (4)	15	100.0%	Manassas, VA	100.0%
Bank Building	3	100.0%	Manassas, VA	100.0%
Total consolidated properties	1,723
Unconsolidated Properties
1925K Street	149	98.1%	Washington, DC	85.0%
Madison Building	82	97.8%	McLean, VA	24.9%
Congressional South (5)	81	32.8%	Rockville, MD	25.0%
Total unconsolidated properties	312
Total consolidated and unconsolidated properties	2,035

(1)           Consists of two office buildings and seven flex and warehouse buildings

(2)           Consists of three office buildings

(3)           Consists of two office buildings

(4)           Property is being held for sale

(5)           A large portion of the property is currently under development

The $4,737,000 revenue increase in 2004 relative to 2003 can be primarily attributed to a $4,483,000 increase in revenue from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  The remaining increase is primarily due to higher occupancy at Washington Business Park.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased relative to 2003 by $1,767,000 primarily due to a $1,664,000 increase in operating expenses from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.

Depreciation and amortization expense in 2004 increased by $1,032,000 over the prior year primarily due to the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.

Residential Rental Property.

At June 30, 2004 we owned, or had a material ownership interest in, three residential properties, containing a total of 942 apartment units. The total number of units increased by 764 units over the June 30, 2003 total, due to the acquisitions of the Victoria Place and The Fountains apartment complexes in the second half of 2003. The table below sets forth these residential rental properties.

Property	Apt. Units	Occupancy	Location	B&R Ownership%
The Fountains	400	91.5%	Orlando, FL	100.0%
Victoria Place	364	94.8%	Orlando, FL	85.0%
Charlestown North	178	84.8%	Greenbelt, MD	100.0%
Total	942

The $2,049,000 increase in residential rental revenue over the prior year can be attributed to a $2,060,000 increase in revenue from the acquisitions of Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $954,000 over the prior year can be primarily attributed to a $910,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased by $464,000 over the prior year primarily due to the acquisitions of Victoria Place and The Fountains.

Hospitality Properties.

Revenue in 2004 was comparable to 2003. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were also comparable to 2003.

Homebuilding, Residential Lots and Other Development.

Homebuilding, residential lots and other development revenue in 2004 increased by $3,309,000 compared to the prior year. The increase can be attributed to the sale of 23 developed lots in Clarksburg Ridge in 2004.

The cost of homebuilding, residential lots and other development in 2004 increased by $3,087,000 compared to the prior year. The increase can be primarily attributed to the Clarksburg Ridge lot sales.

Income from equity investments

Income from equity investments, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $1,080,000 in 2004 primarily due to the sale in 2003 of five parcels consisting of approximately 15 acres of undeveloped land at Washington Business Park.  No land parcels were sold in 2004.

General and Administrative Expense

General and administrative expense increased by $338,000 primarily due to higher salary and consulting expense in 2004.

Interest Expense

The increase in interest expense of $1,613,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Victoria Place, The Fountains, 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook. We capitalized $414,000 of interest for the three months ended June 30, 2004.  No interest was capitalized during the comparable period in 2003.

Other Expenses

Other expenses increased by $416,000 in 2004, primarily due to a loss from operations at the Waterfront property, which are incidental to the redevelopment of the property.

Provision for Income Taxes

The provision for income taxes, which includes a provision for both income from continuing operations and income from discontinued operations has been calculated by applying the estimated full year effective tax rate to our year-to-date earnings.  The effective tax rate used in 2004 was 27.0%, which reflects a reduction from the statutory rates primarily for tax-exempt interest earned on investments in municipal obligations.

Discontinued Operations, net of tax

Discontinued operations, net of tax, decreased by $1,801,000 primarily due to the sale of a nursing home in May 2003, which generated a gain, net of tax, of $1,711,000.

For the Six Months Ended June 30, 2004 and 2003:

The following table reflects key line items from our unaudited statements of operations for the six months ended June 30, 2004 and 2003 (in thousands):

	June 30, 2004	June 30, 2003	Change 2003 to 2004	% Change 2003 to 2004
			Increase(decrease)	Increase(decrease)
Revenues from commercial rental properties	$15,231	$8,190	$7,041	86.0%
Revenues from residential rental properties	4,969	784	4,185	533.8
Revenues from hospitality properties	4,079	3,989	90	2.3
Homebuilding, residential lots and other development revenues	6,038	183	5,855	3,199.5
Income from equity investments	591	1,348	(757)	(56.2)
Total Revenues	31,908	15,900	16,008	100.7

Commercial operating expenses	5,338	3,334	2,004	60.1
Residential operating expenses	2,291	530	1,761	332.3
Hospitality operating expenses	2,638	2,545	93	3.7
Commercial depreciation and amortization expense	3,881	2,258	1,623	71.9
Residential depreciation and amortization expense	1,372	127	1,245	980.3
Cost of homebuilding, residential lots and other development	5,677	184	5,493	2,985.3
General and administrative expense	2,133	1,900	233	12.3
Interest expense	6,610	3,642	2,968	81.5
Other expenses	505	10	495	4,950.0
Discontinued operations, net of tax	137	2,057	(1,920)	(93.3)
Net income	928	2,778	(1,850)	(66.6)

General Overview.

Total revenue for the six months ended June 30, 2004 increased by $16,008,000 over total revenue for the comparable period in 2003.  The increase was primarily due to revenue generated from the acquisition of the Victoria Place apartment complex, The Fountains apartment complex, the 900 Northbrook commercial building, the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building, along with sales of developed land at Clarksburg Ridge.

Net income for the six months ended June 30, 2004 decreased by $1,850,000 compared to net income for the comparable period in 2003.  The decrease was primarily due to a $1,711,000 gain, net of taxes, recorded in 2003 relating to the sale of a nursing home, as well as $734,000 of income, net of taxes recorded in 2003 related to the sale of undeveloped land.  The properties that were acquired in the second half of 2003 and the first half of 2004 did not generate significant amounts of income due to the large amounts of recorded amortization expense related to the fair value of the acquired leases associated with these properties.

Commercial Rental Property.

The $7,041,000 revenue increase in 2004 relative to 2003 can be primarily attributed to a $6,502,000 increase in revenue from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  The remaining increase is primarily due to an increase in occupancy at Washington Business Park.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased relative to 2003 by $2,004,000 due to a $2,426,000 increase in operating expenses from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  This increase was partially offset by lower snow removal and utility costs across the portfolio in 2004 compared to 2003, when severe weather conditions and record snowfalls were experienced in the Washington, DC region.

Depreciation and amortization expense in 2004 increased by $1,623,000 over the prior year primarily due to the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.

Residential Rental Property.

The $4,185,000 increase in residential rental revenue over prior year can be primarily attributed to a $4,208,000 increase in revenue from the acquisitions of Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $1,761,000 over the prior year can be attributed to a $1,700,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased by $1,245,000 over the prior year primarily due to the acquisitions of Victoria Place and The Fountains.

Hospitality Properties.

Revenue in 2004 was comparable to 2003. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were also comparable to 2003.

Homebuilding, Residential Lots and Other Development.

Homebuilding, residential lots and other development revenue in 2004 increased by $5,855,000 compared to the prior year. The increase can be primarily attributed to the sale of 42 developed lots in Clarksburg Ridge in 2004.

The cost of homebuilding, residential lots and other development in 2004 increased by $5,493,000 compared to the prior year. The increase can be primarily attributed to the cost of sales of the Clarksburg Ridge lots.

Income from equity investments

Income from equity investments, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $757,000 in 2004 primarily due to the sale in 2003 of five parcels consisting of approximately 15 acres of undeveloped land at Washington Business Park.  No land parcels were sold in 2004.

General and Administrative Expense

General and administrative expense increased by $233,000 primarily due to higher salary and consulting expenses in 2004, partially offset by a $274,000 pension liability accrual recorded in 2003.

Interest Expense

The increase in interest expense of $2,968,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Victoria Place, The Fountains, 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  We capitalized $706,000 of interest related to our investment in development projects, in 2004.  No interest was capitalized in 2003.

Other Expenses

Other expenses increased by $495,000 in 2004, primarily due to a loss from operations at the Waterfront property, which are incidental to the redevelopment of the property.

Provision for Income Taxes

The provision for income taxes, which includes a provision for both income from continuing operations and income from discontinued operations has been calculated by applying the estimated full year effective tax rate to our year-to-date earnings.  The effective tax rate used in 2004 was 27.0%, which reflects a reduction from the statutory rates primarily for tax-exempt interest earned on investments in municipal obligations.

Discontinued Operations, net of tax

Discontinued operations, net of tax, decreased by $1,920,000 primarily due to the sale of a nursing home in May 2003, which generated a gain, net of tax, of $1,711,000.

Funds From Operations

We consider Funds From Operations (“FFO”) to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our comparative operating performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance). FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles (“GAAP”) assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

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

Our funds from operations were $3,764,000 for the three months ended June 30, 2004, compared to $3,081,000 for the three months ended June 30, 2003, an increase of $683,000 or 22.2%.

Our funds from operations were $6,929,000 for the six months ended June 30, 2004, compared to $4,206,000 for the six months ended June 30, 2003, an increase of $2,723,000 or 64.7%.

The increase for both the three month and six month period ended June 30, is primarily the result of commercial and residential properties acquired in 2004 and the second half of 2003 and sales of lots at Clarksburg Ridge.

The following table reflects the calculation of funds from operations  (in thousands):

	For the three months ended June 30,
	2004	2003
Net income	$636	$2,939
Add: Depreciation and amortization including Company’s share of unconsolidated real estate joint ventures	3,128	1,853
Less: Gain on sale of properties, net of tax	—	(1,711)
Funds from operations	$3,764	$3,081

	For the six months ended June 30,
	2004	2003
Net income	$928	$2,778
Add: Depreciation and amortization including Company’s share of unconsolidated real estate joint ventures	6,001	3,139
Less: Gain on sale of properties, net of tax	—	(1,711)
Funds from operations	$6,929	$4,206

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

Operating Activities:

During the six months ended June 30, 2004 net cash used in operating activities was $6,632,000 primarily due to the acquisition of Laguna Vista and Golfview, which as condominium development properties are classified under operating activities in the cash flow statement.

Investing Activities:

During the six months ended June 30, 2004, net cash used in investing activities totaled $65,892,000. Cash used for investments primarily resulted from cash outflows of $86,761,000 primarily for the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building and the 640 North Broad Building.

These outflows were reduced by cash inflows totaling $20,869,000 primarily consisting of proceeds received from the liquidation of a portion of our investments in municipal obligations and distributions from joint ventures.

Financing Activities:

During the six months ended June 30, 2004, net cash generated by financing activities totaled $67,374,000. This primarily resulted from the placement of mortgage debt related to the acquisition of the Fort Washington Executive Center, the One Northbrook building and the 640 North Broad Building, partially offset by cash dividend distributions totaling $684,000.

Excess cash flow generated from our properties, from distributions from joint ventures and from proceeds of new mortgage loans placed on unencumbered properties and refinancing of existing debt, is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures. At June 30, 2004, we had $35,806,000 of such investments.

Future Capital Requirements

On May 17, 2004, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, $0.25 per share of which was paid on June 15, 2004 for total distributions of $684,000.  The remaining payment of $684,000, will be paid on December 15, 2004 at an adjusted per share amount of $0.125.  The per-share payment has been adjusted to take into account the 2-for-1 stock split that will become effective on or about September 1, 2004.

Pursuant to our $6,000,000 unsecured loan, we are required to maintain a minimum liquidity of $30,000,000. At June 30, 2004 we had $44,217,000 of cash, cash equivalents and investments.  Together with a $30 million unsecured line of credit which we obtained in August 2004 (see Subsequent Events), this liquidity will enable us to quickly respond to real estate acquisition opportunities, which would require equity investments.

Pursuant to our $30,000,000 line of credit we are required to achieve annual net income of $4,000,000 and annual funds from operations of $9,500,000.  We anticipate meeting both these requirements for the year ended December 31, 2004.

Cash flow from operations for the remainder of 2004 indicates that current obligations and working capital needs can be met.  Unanticipated funding requirements that could surface during 2004 include unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental affect on the cash flow generated from operations.  In addition, we have an extensive development and construction pipeline.  These development projects may require additional equity contributions should we be unable to obtain the necessary financing or should the existing construction loans be insufficient to fund development cost overruns.

Off-Balance Sheet Commitments

As of June 30, 2004, our off-balance sheet commitments were as follows:

•              We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Street in February 2004. The loan matures in 2007 and may be extended for up to an additional two years at the option of the borrower.

•              We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At June 30, 2004, the outstanding loan balance totaled $5,147,000 and unused capacity under the loan totaled

$1,953,000.

•              We have guaranteed repayment of 66.6% of the loan balance outstanding under the $6,300,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At June 30, 2004, the outstanding loan balance totaled $3,347,000 and unused capacity under the loan totaled $2,953,000.

•              At June 30, 2004, we had unused capacity under a development loan for Clarksburg Ridge of $2,015,000.

•              At June 30, 2004 we had approximately $156,000 of outstanding letters of credit representing performance guarantees for land improvements in home building and land development operations.

•              Based on the operating agreement of WALLC, K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions is required to be made by K/FCE. Thereafter each member’s required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution.

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

At June 30, 2004 we had $26,554,000 of variable-rate development loans outstanding, that are subject to interest-rate sensitivity. In addition, we had an unsecured $6,000,000 variable-rate loan outstanding that matures in 2005, and a joint venture, in which we have an 85% non-controlling interest had a $20,000,000 variable-rate loan outstanding that matures in 2007. An increase in interest expense on our variable rate debt caused by a rise in interest rates would be largely offset by an increase in interest income earned on our cash, cash equivalents and short-term investment assets, which totaled $44,217,000 at June 30, 2004.

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

PART II.          OTHER INFORMATION

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

B. Reports on Form 8-K

On April 28, 2004, we filed a Report on Form 8-K for the purpose of providing certain information regarding the signing of a letter of intent by our affiliate, Waterside Associates, LLC, with the Federal National Mortgage Association.

On May 11, 2004 we filed a Report on Form 8-K/A, for the purpose of amending certain financial statement information related to our acquisition of the Fort Washington Executive Center.

On May 17, 2004 we filed a Report on Form 8-K, furnishing our press release dated May 17, 2004, which announced our earnings for the quarter ended March 31, 2004, as well as the declaration of a cash dividend of $0.50 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2004.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Financial Officer