Form 10-Q/A
period 2004-06-30
BRESLER & REINER INC
filed 2004-11-12
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

BRESLER & REINER, INC.

FORM 10-Q/A

JUNE 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to add Item 4 – Submission of Matters to a Vote of Security Holders, that was inadvertently omitted from the original filing.  Pursuant to Exchange Act Rule 12b-15, the registrant also supplies new certifications to replace those that were included in the original report.

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

Forward Looking Statements

This Form 10-Q/A contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or “would be,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include:

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

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities, Use of Proceeds and Issuer’s Purchase of Equity Securities

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders was held on June 16, 2004. The stockholders approved the election of the following directors for a one year term:

	Votes for	Votes withheld

Benjamin C. Auger	2,679,063	100
Charles S. Bresler	2,664,363	14,800
Sidney M. Bresler	2,664,613	14,500
Ralph S. Childs, Jr.	2,679,043	120
Gary F. Bulmash	2,678,813	350
George W. Huguely, III	2,679,063	1,000
Michael W. Malafronte	2,679,063	1,000
Burton J. Reiner	2,665,793	13,370
Randall L. Reiner	2,577,043	102,120

The stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for its fiscal year ending December 31, 2004 with 2,678,743 affirmative votes, 100 negative votes and 320 abstentions.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Financial Officer