Form 10-Q
period 2004-09-30
BRESLER & REINER INC
filed 2004-11-15
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of November 12, 2004.

BRESLER & REINER, INC.

FORM 10-Q

SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements and Notes
Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003
Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2004 and 2003
Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003
Notes to the Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer’s Purchase of Equity Securities
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to Vote of the Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Real estate:
Rental property and equipment	$286,408,000	$201,703,000
Property and land under development	90,670,000	22,127,000
Land held for investment	2,804,000	3,231,000
Real estate, at cost	379,882,000	227,061,000
Less: accumulated depreciation	(29,816,000)	(24,278,000)
Total real estate, net	350,066,000	202,783,000

Assets held for sale, net	1,430,000	1,669,000

Receivables:
Income taxes receivable	3,870,000	3,881,000
Mortgage and notes receivables, affiliates	2,108,000	2,276,000
Mortgage and notes receivables, other	3,675,000	5,718,000
Other receivables	5,331,000	4,068,000
Cash and cash equivalents	12,505,000	13,561,000
Restricted cash and deposits held in escrow	10,249,000	12,868,000
Investments	34,099,000	52,635,000
Investment in and advances to joint ventures	17,348,000	35,230,000
Deferred charges and other assets, net	24,748,000	13,237,000

Total assets	$465,429,000	$347,926,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and construction loans and other debt	$284,644,000	$183,142,000
Accounts payable, trade and accrued expenses	9,835,000	7,202,000
Deferred income taxes payable	10,252,000	9,773,000
Other liabilities	4,640,000	3,927,000

Total liabilities	309,371,000	204,044,000

Minority interest	27,423,000	15,787,000

Shareholders’ equity:
Common stock, $0.01 par value; 7,000,000 shares authorized; 5,679,306 shares issued; 5,477,212 shares outstanding as of September 30, 2004 and ; 4,000,000 shares authorized; 2,839,653 shares issued; 2,738,606 shares outstanding December 31, 2003	56,000	28,000
Additional paid-in capital	7,537,000	7,565,000
Retained earnings	122,859,000	122,319,000
Treasury stock (202,094 shares as of September 30, 2004 and 101,047 shares as of December 31, 2003)	(1,817,000)	(1,817,000)

Total shareholders’ equity	128,635,000	128,095,000

Total liabilities and shareholders’ equity	$465,429,000	$347,926,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

REVENUES

Homebuilding and residential lots	$9,251,000	$—
Rentals — commercial	7,808,000	4,135,000
Rentals — residential	2,535,000	1,419,000
Hospitality	2,084,000	2,067,000
Management fees, affiliates	31,000	96,000
Interest	771,000	534,000
Income from investments in joint ventures	518,000	120,000
Other	216,000	92,000

	23,214,000	8,463,000

COSTS AND EXPENSES

Cost of homebuilding and residential lots	8,431,000	23,000
Rental expense — commercial
Operating expenses	3,063,000	1,586,000
Depreciation and amortization expense	2,025,000	1,083,000
Rental expense — residential
Operating expenses	1,233,000	500,000
Depreciation and amortization expense	505,000	323,000
Hospitality expense
Operating expenses	1,772,000	1,484,000
Depreciation and amortization expense	168,000	216,000
General and administrative expense	942,000	660,000
Interest expense	3,646,000	2,273,000
Minority interest	(71,000)	99,000
Other expenses	254,000	2,000

	21,968,000	8,249,000

Income before income taxes and discontinued operations	1,246,000	214,000
Provision for income taxes	324,000	127,000

Income from continuing operations	922,000	87,000

Income from discontinued operations, net of tax	59,000	126,000

Net income	$981,000	$213,000

Income from continuing operations per common share — basic and diluted	$0.17	$0.02

Income from discontinued operations per common share — basic and diluted	0.01	0.02

Net income per common share — basic and diluted	$0.18	$0.04

Weighted average number of common shares outstanding — basic and diluted	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

REVENUES

Homebuilding and residential lots	$15,289,000	$183,000
Rentals — commercial	23,039,000	12,325,000
Rentals — residential	7,504,000	2,203,000
Hospitality	6,163,000	6,056,000
Management fees, affiliates	85,000	300,000
Interest	1,634,000	1,595,000
Income from investments in joint ventures	1,109,000	1,468,000
Other	299,000	233,000

	55,122,000	24,363,000

COSTS AND EXPENSES

Cost of homebuilding and residential lots	14,108,000	207,000
Rental expense — commercial
Operating expenses	8,401,000	4,920,000
Depreciation and amortization expense	5,906,000	3,341,000
Rental expense — residential
Operating expenses	3,524,000	1,030,000
Depreciation and amortization expense	1,877,000	450,000
Hospitality expense
Operating expenses	4,410,000	4,029,000
Depreciation and amortization expense	585,000	648,000
General and administrative expense	3,075,000	2,560,000
Interest expense	10,256,000	5,915,000
Minority interest	(67,000)	211,000
Other expenses	759,000	12,000

	52,834,000	23,323,000

Income before income taxes and discontinued operations	2,288,000	1,040,000
Provision for income taxes	575,000	232,000

Income from continuing operations	1,713,000	808,000

Income from discontinued operations, net of tax	196,000	2,183,000

Net income	$1,909,000	$2,991,000

Income from continuing operations per common share — basic and diluted	$0.31	$0.15

Income from discontinued operations per common share — basic and diluted	0.04	0.40

Net income per common share — basic and diluted	$0.35	$0.55

Weighted average number of common shares outstanding — basic and diluted	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES:
Net income	$1,909,000	$2,991,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,333,000	5,543,000
Gain on sale of Maplewood Manor	-	(2,851,000)
Gain on sale of properties and realty interests	-	(94,000)
Income from investments in joint ventures	(1,109,000)	(1,468,000)
Minority interest (income) expense	(67,000)	211,000
Deferred income taxes	479,000	-
Amortization of finance costs	331,000	264,000
Homebuilding and land development	(24,947,000)	(8,768,000)
Cost of homebuilding and land development	12,473,000	121,000
Distribution of income from investments in joint ventures	756,000	2,550,000
Changes in assets and liabilities:
Assets held for sale, net	239,000	16,000
Restricted cash	4,761,000	(774,000)
Receivables	(921,000)	(1,055,000)
Other assets	(6,452,000)	(698,000)
Other liabilities	3,158,000	4,348,000
Total adjustments	(2,966,000)	(2,655,000)
Net cash (used in)/ provided by operating activities	(1,057,000)	336,000

INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	519,000	-
Distribution of capital from investments in joint ventures	469,000	752,000
Sale of investments in municipal bonds	18,536,000	16,934,000
Purchase of rental property and equipment	(73,347,000)	(54,677,000)
Purchase of property and land under development	(16,670,000)	(2,473,000)
Decrease (increase) in notes receivable	2,211,000	(543,000)
Proceeds from sale of Maplewood Manor	-	3,900,000
Net cash used in investing activities	(68,282,000)	(36,107,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	74,402,000	38,115,000
Repayment of mortgage and construction loans and other debt	(1,907,000)	(737,000)
Deposits held in escrow	(2,142,000)	-
Distribution to minority partners	(612,000)	(40,000)
Increase in deferred charges	(774,000)	(2,130,000)
Dividends paid	(684,000)	-
Net cash provided by financing activities	68,283,000	35,208,000

Net decrease in cash and cash equivalents	(1,056,000)	(563,000)

Cash and cash equivalents, beginning of period	13,561,000	5,445,000

Cash and cash equivalents, end of period	$12,505,000	$4,882,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	$9,385,000	$-
Debt assumed on Clarksburg Ridge acquisition	-	4,338,000
Deposit liability assumed on Clarksburg Ridge acquisition	-	2,869,000
Debt assumed on West Germantown acquisition	16,246,000	-

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

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). Entities which we do not control or entities that are not required to be consolidated under FIN 46R, are accounted for under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of homes and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Revenues and cost of sales are recorded at the time each home or land parcel is closed and title and possession have been transferred to the buyer. Homebuilding and related costs are charged to the cost of the homes closed under the specific identification method.  Land development costs are charged to the cost of land parcels closed on a relative sales value basis.

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

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Depreciation expense totaled $1,761,000 and $545,000 for the three months ended September 30, 2004 and 2003, respectively and $5,400,000 and $2,835,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

PROPERTY AND LAND UNDER DEVELOPMENT

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

We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified. For the three and nine months ended September 30, 2004, we capitalized $462,000 and $1,168,000 of interest, respectively, related to our equity investments in development projects.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at cost and reviewed for impairment when such indicators arise.  If determined to be impaired, it is recorded at the estimated fair value.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

For entities that are not deemed to be variable interest entities (“VIEs”), as set forth in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” as revised in December 2003, (“FIN 46R”), we account for our investments in these partnerships and joint ventures in accordance with Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest in the statements of operations represents the minority owners’ share of the income or loss of the consolidated joint venture. For entities in which we do not have a controlling interest, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors’ relative voting rights in the joint venture.

For entities that are deemed to be VIEs, as set forth in FIN 46R, we account for our investments in joint ventures based on a determination of the entity’s primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses), then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we account for our investment by the equity method.

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

The application of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (together “SFAS Nos. 141 and 142”) to real estate acquisitions requires us to allocate the purchase price to acquired in-place leases in addition to land, building and improvements based on the relative fair values of the assets and liabilities acquired.  In order to determine the amount of the purchase price to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (rent abatements, tenant improvement allowances, etc.) and leasing commissions to be paid on new leases, (3) estimating the lease-up period required to achieve the occupancy levels that the property has at the time of the acquisition, and (4) applying an estimated risk-adjusted discount rate to the existing tenants’ leases. As a result of adopting SFAS Nos. 141 and 142, we have intangible lease assets totaling $14,639,000 and $6,911,000 at September 30, 2004 and December 31, 2003, respectively, related to the fair value of acquired leases. The lease intangibles are amortized on a straight-line basis over the lives of the acquired leases.

The amortization of deferred charges and other assets, including the amortization of acquired in-place leases, totaled $1,001,000 and $1,135,000 for the three months ended September 30, 2004 and 2003, respectively and $3,206,000 and $1,838,000 for the nine months ended September 30, 2004 and 2003, respectively.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On June 16, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 4,000,000 shares to 7,000,000 shares.  On the same date the Board of Directors approved a 2-for-1 stock split of the Company’s common stock which was affected in the form of a stock dividend.  On July 21, 2004, stockholders holding more than fifty percent of the voting power of the issued and outstanding capital stock executed the shareholder consent to this amendment.  The amendment was filed with the Secretary of State of Delaware on September 1, 2004 at which time the stock dividend was distributed.  Earnings per share are based upon the weighted-average number of shares outstanding during the quarter and have been restated for the 2-for-1 stock split.  Weighted average common shares outstanding were 5,477,212 for both the three month and nine month period ended September 30, 2004 and both the three and nine month period ended September 30, 2003.

DIVIDENDS

On May 17, 2004, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, $0.25 per share of which was paid on June 15, 2004.  The remaining dividend payment will be made on December 15, 2004 at an adjusted per share amount of $0.125.  The per-share payment has been adjusted to take into account the 2-for-1 stock split.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.             NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R—In December 2003, the FASB issued the revised FIN 46R, to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (“VIEs”), FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses).  Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. We had previously adopted the provisions of FIN 46R for variable interest entities created after January 31, 2003.  However, the adoption of FIN 46R for variable interest entities created on or before January 31, 2003 is required for periods ended after March 15, 2004. We have adopted the final provisions of FIN 46R as of March 31, 2004.

As a result we have consolidated Waterfront Associates LLC (“WALLC) in which a 54% owned subsidiary of the Company currently owns a 90% interest. We previously classified WALLC in investments in and advances to joint ventures. The consolidation of WALLC resulted, as of the consolidation date, in an increase in total assets of $10,600,000 (including an increase in property and land development of $28,757,000 and a decrease in investments in and advances to joint ventures of $18,359,000) an increase in accrued expenses and accounts payable of $1,700,000 and an increase in minority interest liability of $8,900,000.  At September 30, 2004 total assets of this entity were $29,665,000 and total liabilities were $515,000.  At September 30, 2004, the Company has $9,914,000 of equity at risk relating to its investment in WALLC, which represents our maximum exposure to losses from this entity.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We have also identified Golfview, Laguna Vista, 146 Street, and 400 S. Philadelphia as additional VIEs which we have consolidated into our September 30, 2004 financial statements (see “Significant Transactions, Acquisitions and Investments”).  Our total investment in these entities was $ 11,541,000 at September 30, 2004, which together with our guaranty as described in Footnote 6, represents our maximum exposure to losses from these entities.

3.             SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the first nine months of 2004, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

400 S. Philadelphia On September 30, 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $2,000,000 a parcel of land in Ocean City, Maryland for the purpose of developing 20 for-sale residential condominium units.  We invested 100% of the required equity for the acquisition.  Through September 30, 2004 we have invested $1,998,000 in the joint venture.  We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

146 Street On August 5, 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $1,726,000 a parcel of land in Ocean City, Maryland for the purpose of developing 18 for-sale residential condominium units.  We invested 100% of the required equity for the acquisition. We have invested a total of $1,870,000 in the joint venture through September 30, 2004.  We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

Golfview On April 7, 2004 a joint venture in which we own a 50% interest and an unaffiliated third party owns the balance, acquired a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for a purchase price of $10,800,000. The joint venture plans to convert the complex into 140 for-sale residential condominium units. In connection with the purchase the joint venture obtained a $14,000,000 acquisition and construction loan, approximately $7,800,000 of which was drawn down for the funding of the acquisition. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in one year. Currently we have invested $3,670,000 for our interest in the joint venture. We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

640 North Broad On January 14, 2004, a joint venture in which we own an 80% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000.  The joint venture is redeveloping the buildings into an approximately 266 unit apartment property.  In August, 2004 the partnership obtained a $32,000,000 acquisition and construction loan.  The loan bears interest at one month LIBOR plus 155 basis points, has a term of three years and provides for two, one-year extension options.  Simultaneous with the loan closing, the partnership drew down $6,000,000, the proceeds of which were used to pay off a loan the partnership had obtained at the time the property was acquired. In September 2004, the partnership obtained an additional bridge construction loan totaling $6,900,000. The loan bears interest at one month LIBOR plus 175 basis points and has a term of three years.   Simultaneous with the closing of the construction bridge loan, the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000, when certain conditions are met.  A portion of these equity contributions will be used to repay the bridge loan.  Through September 30, 2004 we have contributed approximately $5,185,000 to the partnership.  We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Laguna Vista On March 25, 2004 we entered into a Stock Purchase Agreement with two unaffiliated third parties for the purchase of 100% of the stock of Laguna Vista Company (“Laguna Vista”), which is developing 41 luxury condominium units in Ocean City, Maryland.  Laguna Vista has obtained a $15,100,000 construction loan, which bears interest at one month LIBOR plus 1.85% and matures September 30, 2005. Based on the terms of the agreement, we are required to purchase the stock for a total price of $8,000,000 by March 31, 2005, should the project attain certain sales targets. At the time we entered into the agreement, we advanced $3,000,000 as a deposit for the purchase of the stock. In addition to the stock purchase deposit we have provided a total of $3,000,000 in loans to Laguna Vista. The loans, which were advanced in September 2003, November 2003, and March 2004, each bear interest at 10% per annum and mature one year from the loan date. The borrower has an option to extend the maturity date on each of the loans for one year and exercised this option on the loan which matured in September 2004. Through September 30, 2004 we have invested $4,004,000 in this property.  We have consolidated the entity’s assets and liabilities in our consolidated financial statements due to the financing we have provided and our participation in the anticipated profits in the project.

Fort Washington Executive Center On February 26, 2004, a joint venture, in which we own a 96.5% interest and two unaffiliated third parties own the balance, acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of approximately 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition, the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans bears a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, on each of the loans for certain periods and space within the properties. We invested $8,414,000 for our 96.5% interest in the joint venture. We have consolidated the entity’s assets and liabilities and results of operations in our consolidated financial statements.

One Northbrook On February 18, 2004, we acquired approximately 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. On February 19, 2004, we placed a ten-year, 5.75% fixed-rate mortgage of $15,300,000 on the property. As a condition of financing, we executed a master lease agreement as tenant for certain periods and space within the property. We invested a total of $3,465,000 in this property through September 30, 2004.  We have consolidated the entity’s assets and liabilities and results of operations in our consolidated financial statements.

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

Pro-Forma Results of Operations.   The following pro-forma statements reflect our results of operations as if all the material acquisitions had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Three Months Ended September 30,
	2004	2003

Revenue	$23,214	$11,988
Net income	$981	$336
Earnings per share	$0.18	$0.06

	Pro-forma Nine Months Ended September 30,
	2004	2003

Revenue	$56,635	$35,602
Net income	$1,903	$2,849
Earnings per share	$0.35	$0.52

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.             INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND PARTNERSHIPS

At September 30, 2004, our investments in non-consolidated joint ventures and partnerships consisted of the following:

JOINT VENTURE	OWNERSHIP
OR PARTNERSHIP	PERCENTAGE
WBP Undeveloped Land, LLC (“WBP Undeveloped Land”)	80%
1925 K Associates LLC (“1925 K Street”)	85%
Madison Building Associates, LLC (“Madison Building”)	25%
Congressional South Associates LLC (“Congressional South”)	25%
Selborne House at St. Marks Owner, LLC (“Selborne House”)	33%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Builders Leasing Company (“Builders Leasing”)	20%
Third Street SW Investors (“Third Street”)	1%

Waterfront Associates Upon the formation of WALLC in October 2002, since BRW did not have a controlling interest in the entity, it accounted for its investment under the equity method and did not consolidate the assets, liabilities and operations of WALLC from the period beginning the formation of the partnership and ended March 31, 2004. Upon the adoption of FIN 46R effective March 31, 2004, the assets and liabilities of WALLC and its results from operations from that date through September 30, 2004, are consolidated by BRW and included in the Company’s consolidated financial statements, since WALLC is considered to be a variable interest entity as defined by FIN 46R and BRW is deemed to be the primary beneficiary of the entity.

Below are condensed  balance sheets for our unconsolidated joint venture entities as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Other (1)	Total
ASSETS
Cash	$—	$371	$13	$—	$937	$1,321
Land held for investment	—	—	—	5,432	—	5,432
Construction in progress	—	—	13,630	—	6,722	20,352
Land, building and equipment, net	29,215	16,753	18,603	—	1,515	66,086
Other assets	1,147	535	8,491	801	1,392	12,366
Total assets	$30,362	$17,659	$40,737	$6,233	$10,566	$105,557

LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$19,971	$14,282	$33,361	$5,000	$9,213	$81,827
Other liabilities	2,874	263	615	509	4,697	8,958
Total liabilities	22,845	14,545	33,976	5,509	13,910	90,785

Members’ equity (deficit)	7,517	3,114	6,761	724	(3,344)	14,772
Total liabilities and members’ equity	$30,362	$17,659	$40,737	$6,233	$10,566	$105,557
Company’s interest in members’ equity	$7,003	$1,783	$3,504	$278	$923	$13,491

(1)                                  Represents the combined balance sheets of Third Street, Tech-High Leasing, Builders Leasing, Selborne House and Redwood Commercial.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Below are condensed statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended September 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Other (1)	Total

Operating revenues	$1,300	$642	$679	$—	$2,013	$4,634
Operating expenses	533	164	136	—	902	1,735
Interest expense	188	258	—	63	412	921
Depreciation expense	266	107	—	—	—	373

Net income (loss)	$313	$113	$543	$(63)	$699	$1,605

Company’s equity in earnings (loss) of unconsolidated joint ventures	$266	$28	$136	$(50)	$138	$518

(1)                                  Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended September 30, 2003
	1925 K Street	Madison Building	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$1,359	$649	$—	$—	$1,424	$3,432
Operating expenses	520	281	92	—	1,525	2,418
Interest expense	179	237	83	—	82	581
Depreciation expense	419	90	—	—	47	556

Net income (loss)	$241	$41	$(175)	$—	$(230)	$(123)

Company’s equity in earnings (loss) of unconsolidated joint ventures	$205	$10	$(140)	$—	$45	$120

(1)                                  Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

Below are condensed statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Nine Months Ended September 30, 2004
	1925 K Street	Madison Building	Congressional South	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total

Operating revenues	$3,760	$1,879	$1,690	$—	$632	$3,461	$11,422
Operating expenses	1,491	506	436	—	744	2,313	5,490
Interest expense	450	718	—	184	—	553	1,905
Depreciation expense	844	371	274	—	—	50	1,539

Net income (loss)	$975	$284	$980	$(184)	$(112)	$545	$2,488

Company’s equity in earnings (loss) of unconsolidated joint ventures	$829	$71	$245	$(147)	$(103)	$214	$1,109

(1)                                  Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

	Nine Months Ended September 30, 2003
	1925 K Street	Madison Building	WBP Undeveloped Land	Waterfront Associates	Other (1)	Total
Operating revenues	$3,642	$1,803	$3,412	$—	$3,013	$11,870
Operating expenses	1,513	622	2,262	—	2,853	7,250
Interest expense	556	697	201	—	253	1,707
Depreciation expense	964	328	—	—	94	1,386

Net income (loss)	$609	$156	$949	$—	$(187)	$1,527

Company’s equity in earnings (loss) of unconsolidated joint ventures	$518	$39	$759	$—	$152	$1,468

(1)                                  Represents the combined results of Third Street, Tech-High Leasing, Builders Leasing and Redwood Commercial.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property (1)	Interest Rate	Maturity	September 30, 2004	December 31, 2003
Fort Washington	5.60%	2014	$48,711	$—
Washington Business Park	7.63%	2031	39,080	39,343
Victoria Place Apartments	4.72%	2013	33,568	33,895
The Fountains	5.00%	2007	24,792	24,831
Versar Center	6.18%	2013	18,156	18,312
Sudley North Buildings A,B,C,& D and Bank Building	7.47%	2012	17,640	17,760
West Germantown Pike	5.90%	2013	16,115	—
One Northbrook	5.75%	2014	15,213	—
900 Northbrook	5.98%	2013	11,107	11,200
Inn at the Colonnade	7.45%	2011	9,861	9,978
Golfview	(2)	2005	8,913	—
Laguna Vista	(3)	2005	8,070	—
640 N. Broad Street — Acquisition and construction loan	(4)	2007	6,000	—
Fort Hill Office Building	7.70%	2011	5,568	5,609
Holiday Inn Express	7.88%	2011	3,642	3,682
Charlestown North	6.74%	2012	4,888	4,926
Clarksburg Ridge	(5)	2005	—	6,712
Cigar Factory	(6(7)	2005	3,383	894
Total mortgage and construction loans			274,707	177,142

Acquisition line of credit	(2)	2005	3,937	—
Other debt	(8(9)	2005	6,000	6,000
Total mortgage and construction loans and other debt			$284,644	$183,142

One month LIBOR at September 30, 2004 was 1.84%.

(1) Note is secured by the property.

(2) Variable interest rate of one month LIBOR plus 175 basis points.

(3) Variable interest rate of one month LIBOR plus 185 basis points.

(4) Variable interest rate of one month LIBOR plus 155 basis points.

(5) Variable interest rate of lender’s prime plus 100 basis points.

(6) Variable interest rate of one month LIBOR plus 275 basis points.

(7) The Company has provided a payment guarantee on 66.7% of the outstanding debt under this loan.

(8) Variable interest rate of one month LIBOR plus 195 basis points.

(9) Note is an unsecured loan to the Company.

As of September 30, 2004, we are in compliance with all debt covenants.

On August 3, 2004 we obtained a $30,000,000 unsecured line of credit.  Draws under the line bear interest at a variable-interest rate of one month LIBOR plus 175 basis points.  Terms of the line require draws to be used for the acquisition of real estate, with a maximum of $15,000,000 to be used for the purchase of development real estate.  Covenants under the line include maintaining a minimum liquidity of $30,000,000 (consisting of cash, cash equivalents and short-term investments) and a minimum shareholders’ equity of $100,000,000 and achieving annual net income of $4,000,000 and annual funds from operations, (defined as net income, computed in accordance with GAAP, excluding gains or losses, net of taxes, from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures), of $9,500,000.   The line, which matures in August 2005, had $3,937,000 outstanding at September 30, 2004.

At September 30, 2004, we had unused capacity totaling $57,977,000 under various development loans.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.             COMMITMENTS AND CONTINGENCIES

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Associates, LLC (“1925K”) in February 2004.  The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House. The other members of Selborne House have guaranteed the remaining balance under the loan. The loan matures in January 2006 and has an extension option of 5 years. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Selborne House maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At September 30, 2004, the outstanding loan balance totaled $ 6,288,000.

We have guaranteed repayment of 66.6% of the loan balance outstanding under the $6,300,000 acquisition and construction loan made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures in July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At September 30, 2004, the outstanding loan balance totaled $3,383,000.

In connection with the $15,100,000 construction loan Laguna Vista has obtained, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date.  At September 30, 2004, the outstanding loan balance totaled $8,070,000.

In connection with both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan on 640 North Broad, we have guaranteed the full amount of the outstanding balance under the loans.  At September 30, 2004, the total amount outstanding under the loans totaled $6,000,000.

Paradise Developers, a wholly-owned subsidiary of ours has obtained a $7,044,000 development loan, the full amount of which has been guaranteed by us.  At September 30, 2004 the unused capacity under the loan totaled $7,044,000.

LITIGATION

We are not presently involved in any litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our ownership, financial statements, management, or operation of our properties.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.             DISCONTINUED OPERATIONS

In December 2003, we sold 95% of our interest in Town Square Commons, LLC (“The Commons”), to an unaffiliated third party. The Commons owns a 116 unit apartment complex in Washington DC. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons, beginning in January 2005. We have recorded the results of operations of The Commons as part of discontinued operations, in the accompanying consolidated financial statements.

In May 2003, we sold to a third party our Maplewood Manor nursing home in Lakewood, New Jersey. We have recorded the operating results of the nursing home along with a $1,711,000 gain, net of taxes as part of discontinued operations in the accompanying consolidated financial statements for 2003.

We are currently holding for sale the 7800 Building, a commercial office building containing approximately 15,000 square feet of space and five commercial properties currently leased to convenience store operators. The assets of these properties are classified as assets held for sale and the operating results are classified as discontinued operations in the accompanying consolidated financial statements.

The following summary presents the combined operating results of properties we have classified as discontinued operations (in thousands):

	Three months ended September 30
	2004	2003
Revenues	$169	$458
Expenses	71	244
Income before gain on sale and provision for income taxes	98	214
Provision for income taxes	39	88
Income from discontinued operations	$59	$126

	Nine months ended September 30
	2004	2003
Revenues	$492	$1,532
Expenses	165	737
Income before gain on sale and provision for income taxes	327	795
Gain on sale	—	2,851
Provision for income taxes	131	1,463
Income from discontinued operations	$196	$2,183

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

Our provision for income taxes for the three months and nine months ended September 30, 2004 and 2003, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our earnings for the nine months ended September 30, 2004 and 2003.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Commercial, Residential and Land Under Development

This segment primarily includes the development and sale of homes and residential condominium units, the development of commercial and residential buildings and the development and sale of lots as part of residential subdivisions. Also included are the revenues and costs associated with undeveloped commercial land sales, and other construction activity.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following is a summary of the Company’s reportable segments.

Three months ended September 30, 2004 (in thousands)

	Commercial, Residential and Land Under Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated

Total revenues	$8,996	$8,622	$2,525	$2,084	$987	$23,214
Cost of homebuilding and residential lots	8,431	—	—	—	—	8,431
Operating expenses	—	3,063	1,233	1,772	—	6,068
Depreciation and amortization expense	—	2,025	505	168	—	2,698
Interest expense	—	2,436	837	254	119	3,646
Minority interest	(108)	45	(8)	—	—	(71)
General, administrative and other expenses	—	—	—	—	1,196	1,196
Income (loss) before taxes and discontinued operations	$673	$1,053	$(42)	$(110)	$(328)	$1,246
Income (loss) from investments in joint ventures	$(255)	$783	$(10)	$—	$—	$518

Nine months ended September 30, 2004 (in thousands)

	Commercial, Residential and Land Under Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$14,985	$24,547	$7,494	$6,163	$1,933	$55,122
Cost of homebuilding and residential lots	14,108	—	—	—	—	14,108
Operating expenses	—	8,401	3,524	4,410	—	16,335
Depreciation and amortization expense	—	5,906	1,877	585	—	8,368
Interest expense	—	7,540	2,463	740	(487)	10,256
Minority interest	(108)	75	(34)	—	—	(67)
General, administrative and other expenses	—	—	—	—	3,834	3,834
Income (loss) before taxes and discontinued operations	$985	$2,625	$(336)	$428	$(1,414)	$2,288
Income (loss) from investments in joint ventures	$(304)	$1,423	$(10)	$—	$—	$1,109

As of September 30, 2004 (in thousands)

Assets:
Real estate at cost	$90,800	$190,679	$82,063	$15,097	$1,243	$379,882
Accumulated depreciation	—	(15,476)	(5,426)	(8,488)	(426)	(29,816)
Investments in joint ventures	919	12,614	3,815	—	—	17,348
Cash, cash equivalents and restricted cash	—	—	—	—	22,754	22,754
Investments	—	—	—	—	34,099	34,099
Other	—	—	—	—	41,162	41,162
	$91,719	$187,817	$80,452	$6,609	$98,832	$465,429

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended September 30, 2003 (in thousands)

	Commercial, Residential and Land Under Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$(140)	$4,491	$1,419	$2,067	$626	$8,463
Cost of homebuilding and residential lots	23	—	—	—	—	23
Operating expenses	—	1,586	500	1,484	—	3,570
Depreciation and amortization expense	—	1,083	323	216	—	1,622
Interest expense	—	1,487	490	296	—	2,273
Minority interest	—	99	—	—	—	99
General, administrative and other expenses	—	—	—	—	662	662
Income (loss) before taxes and discontinued operations	$(163)	$236	$106	$71	$(36)	$214
Income (loss) from investments in joint ventures	$(140)	$260	$—	$—	$—	$120

Nine months ended September 30, 2003 (in thousands)

	Commercial, Residential and Land Under Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Total revenues	$942	$13,334	$2,203	$6,056	$1,828	$24,363
Cost of homebuilding and residential lots	207	—	—	—	—	207
Operating expenses	—	4,920	1,030	4,029	—	9,979
Depreciation and amortization expense	—	3,341	450	648	—	4,439
Interest expense	—	4,435	659	821	—	5,915
Minority interest	—	211	—	—	—	211
General, administrative and other expenses	—	—	—	—	2,572	2,572
Income (loss) before taxes and discontinued operations	$735	$427	$64	$558	$(744)	$1,040
Income from investments in joint ventures	$759	$709	$—	$—	$—	$1,468

As of December 31, 2003 (in thousands)

Assets:
Real estate at cost	$25,358	$105,516	$80,809	$14,709	$669	$227,061
Accumulated depreciation	—	(12,186)	(3,829)	(7,921)	(342)	(24,278)
Investments in joint ventures	19,083	13,374	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	—	—	—	—	30,849	30,849
	$44,441	$106,704	$79,753	$6,788	$110,240	$347,926

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. SUBSEQUENT EVENTS

On November 5, 2004, we invested $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land which is subdivided into 138 residential lots along with 50 boat slips, in Worcester County, Maryland.  An unaffiliated third party owns the remaining membership interest in the entity.  The entity intends to develop the land as lots to be sold along with the boat slips to a homebuilder.  The entity purchased the parcel of land and boat slips for approximately $26,000,000 which was funded primarily by a $7,000,000 deposit from the homebuilder, a $16,000,000 acquisition loan and draws on a $5,500,000 development loan.  We will consolidate the entity’s assets and liabilities and results of operations in our consolidated financial statements.

On November 1, 2004, a joint venture in which we own 51% and an unaffiliated third party owns the balance, acquired a portfolio of eight historic commercial office buildings located in the central business district of Baltimore, Maryland containing a total of approximately 530,000 square feet of office space.  The purchase price for the eight buildings was $29,500,000 which was paid in part by the assumption of an $8,470,000 mortgage loan on one of the buildings and the placement of a $15,000,000 mortgage loan on the remaining seven buildings.  The remainder of the purchase price was paid out of capital of the joint venture.  The Company and an third party investor each contributed $3,500,000 of equity to the joint venture.  The Company also contributed an additional $1,500,000 to the venture, which funds are to be returned before any other distributions.  Management is currently analyzing whether the entity’s assets and liabilities and results of operations will be consolidated in our consolidated financial statements.

On October 29, 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings located in Washington DC, to an unaffiliated third party for $10,600,000.  A total of $8,400,000 of the net proceeds received by Third Street, were used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon.   We recognized approximately $2,400,000 of income before taxes related to the repayment due to previous write-downs of the advances as well as a deferred gain on sale.

On October 20, 2004, a joint venture in which we own a 95% interest, acquired 3.8 acres of land adjacent to Divine Lorraine, a historic property owned by the joint venture, from the School District of Philadelphia for $3,580,000.  The land parcel was acquired for the purpose of developing a parking lot for Divine Lorraine and for future development projects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The four segments in which we operate: commercial rental property; residential rental property; hospitality; and commercial, residential and land development, provide us with a diversified portfolio of real estate investments. Our strategy revolves around using our strong liquidity position to invest in commercial and residential real estate through acquisitions of both operational and development properties. We also acquire other forms of real estate, such as undeveloped commercial and residential land, as such opportunities arise. We are an active owner of our real estate assets and are focused on maximizing profitability throughout our portfolio by working closely with the property managers to identify revenue generation and expense reduction opportunities.

In 2003 and the first three quarters of 2004 we took advantage of a low-interest rate environment to acquire, through both wholly owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, real estate assets totaling approximately $223,000,000.

The discussion that follows is based primarily on our consolidated balance sheets as of September 30, 2004 and December 31, 2003, and the results of operations for the three months and nine months ended September 30, 2004 and 2003 and should be read along with our consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial and residential properties and the acquisition and subsequent partial development and sale of residential lots.

Application of Critical Accounting Policies

We apply certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our latest annual report on Form 10-K/A for the period ended December 31, 2003.  These policies have not changed significantly in 2004.  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

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

•                                            our ability to secure tenants for the properties that we are developing;

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

Balance Sheet Overview

The following table reflects certain condensed balance sheet items from our consolidated balance sheets as of the dates presented (in thousands):

	September 30, 2004	December 31, 2003	Change 2003 to 2004
			Increase (decrease)
Assets:
Rental property and equipment, at cost	$286,408	$201,703	$84,705
Property and land under development	90,670	22,127	68,543
Cash, cash equivalents, and investments	46,604	66,196	(19,592)
Investments in and advances to joint ventures	17,348	35,230	(17,882)
Deferred charges and other assets, net	24,748	13,237	11,511
Total assets	465,429	347,926	117,503

Liabilities:
Mortgage and construction loans and other debt	284,644	183,142	101,502
Total liabilities	309,371	204,044	105,327
Minority Interest	27,423	15,787	11,636
Shareholders’ Equity	128,635	128,095	540

Material changes in assets include:

•                                            Rental property and equipment increased primarily as a result of the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building.

•                                            Property and land under development increased primarily as a result of the acquisition of and initial development work performed on the 640 North Broad, Laguna Vista, Golfview, 146 Street and 400 S. Philadelphia properties and the consolidation of Waterfront Associates, LLC, the entity that owns the Waterfront Complex, into our consolidated balance sheet effective March 31, 2004, partially offset by sales of Clarksburg Ridge developed lots.

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

•                                            Minority interest increased primarily as a result of the consolidation of Waterfront Associates, LLC into our consolidated balance sheet effective March 31, 2004.

•                                            Shareholders equity increased due to net income recorded for the nine months ended September 30, 2004 of $1,909,000 which was partially offset by a $1,369,000 cash dividend declared in June 2004.

Financial Overview

For the Three Months Ended September 30, 2004 and 2003:

The following table reflects key line items from our statements of operations for the three months ended September 30, 2004 and 2003 (in thousands):

	September 30, 2004	September 30, 2003	Change 2003 to 2004	% Change 2003 to 2004
			Increase (decrease)	Increase (decrease)
Revenues from commercial rental properties	$7,808	$4,135	$3,673	88.8%
Revenues from residential rental properties	2,535	1,419	1,116	78.6
Revenues from hospitality properties	2,084	2,067	17	0.8
Homebuilding and residential lots revenues	9,251	—	9,251	—
Income from investments in joint ventures	518	120	398	331.7
Total revenues	23,214	8,463	14,751	174.3

Commercial operating expenses	3,063	1,586	1,477	93.1
Residential operating expenses	1,233	500	733	146.6
Hospitality operating expenses	1,772	1,484	288	19.4
Commercial depreciation and amortization expense	2,025	1,083	942	87.0
Residential depreciation and amortization expense	505	323	182	56.3
Cost of homebuilding and residential lots	8,431	23	8,408	36,556.5
General and administrative expense	942	660	282	42.7
Interest expense	3,646	2,273	1,373	60.4
Other expenses	254	2	252	12,600.0
Net income	981	213	768	360.6

General Overview.

Total revenue for the three months ended September 30, 2004 increased by $14,751,000 over total revenue for the comparable period in 2003.  The increase was primarily due to revenue generated from sales of developed land at Clarksburg Ridge along with revenue generated from the acquisition of The Fountains apartment complex and the 900 Northbrook commercial building in the second half of 2003 and the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building in the first quarter of 2004.

Net income for the three months ended September 30, 2004 increased by $768,000 compared to net income for the comparable period in 2003.  The increase was primarily due to sales of developed land at Clarksburg Ridge along with income generated from properties acquired in the first quarter of 2004.

Commercial Rental Property.

At September 30, 2004 we owned, or had an ownership interest in, 27 commercial property buildings containing approximately 2,035,000 square feet of space compared to 20 commercial property buildings containing approximately 1,366,000 square feet of commercial space at September 30, 2003, an increase of 669,000 square feet.  Included in our portfolio are commercial properties owned by entities that we consolidate containing approximately 1,723,000 square feet of commercial space, compared to approximately 1,054,000 square feet at September 30, 2003, an increase of approximately 669,000 square feet.  The increase is due to the November 2003 acquisition of the 900 Northbrook commercial building and the February 2004 acquisitions of the Fort Washington Executive Center, the West Germantown Pike commercial buildings and the One Northbrook commercial building.

The table below sets forth the commercial rental properties which we owned, or had ownership interests in, at September 30, 2004 (square feet in thousands)

	Square Feet	Occupancy	Location	B&R Ownership
Consolidated Properties
Washington Business Park (1)	568	90.7%	Lanham, MD	80.0%
Fort Washington Executive Center (2)	393	92.2%	Ft. Washington, PA	96.5%
Versar Center	217	87.3%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)(2)	116	88.6%	Manassas, VA	98.8%
200-220 West Germantown Pike (3)	115	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	95	86.5%	Trevose, PA	100.0%
Sudley North (Building D)	69	100.0%	Manassas, VA	49.4%
900 Northbrook	66	94.0%	Trevose, PA	87.5%
Fort Hill	66	100.0%	Centreville, VA	80.0%
7800 Building (4)	15	87.9%	Manassas, VA	100.0%
Bank Building	3	100.0%	Manassas, VA	100.0%
Total consolidated properties	1,723

Unconsolidated Properties
1925K Street	149	98.1%	Washington, DC	85.0%
Madison Building	82	97.8%	McLean, VA	24.9%
Congressional South (5)	81	35.1%	Rockville, MD	25.0%
Total unconsolidated properties	312
Total consolidated and unconsolidated properties	2,035

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

(2)                                  Consists of three office buildings

(3)                                  Consists of two office buildings

(4)                                  Property is being held for sale

(5)                                  A large portion of the property is currently under development

The $3,673,000 revenue increase in 2004 relative to 2003 can be attributed to a $3,952,000 increase in revenue from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook, partially offset by lower revenues across the portfolio of remaining properties.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense.  Operating expenses in 2004 increased relative to 2003 by $1,477,000 due to a $1,519,000 increase in operating expenses from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook, partially offset by lower expenses across the portfolio of remaining properties.

Depreciation and amortization expense in 2004 increased by $942,000 over the prior year due to the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.

Residential Rental Property.

At both September 30, 2004 and September 30, 2003, we owned, or had a material ownership interest in, three residential properties, containing a total of 942 apartment units. The table below sets forth these residential rental properties.

Property	Apt. Units	Occupancy	Location	B&R Ownership%
The Fountains	400	97.3%	Orlando, FL	100.0%
Victoria Place	364	97.8%	Orlando, FL	85.0%
Charlestown North	178	96.1%	Greenbelt, MD	100.0%
Total	942

The $1,116,000 increase in residential rental revenue over the prior year can be primarily attributed to a $1,106,000 increase in revenue from the acquisitions of Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $733,000 over the prior year can be primarily attributed to a $711,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased by $182,000 over the prior year primarily due to the acquisitions of Victoria Place and The Fountains.

Hospitality Properties.

Revenue in 2004 was comparable to 2003. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $288,000 compared to 2003.  The increase can be primarily attributed to increased salary and benefits due to hiring additional staff at the Inn at the Colonnade.  In addition, the termination of the management agreement between the Holiday Inn and a wholly-owned subsidiary of ours and the signing of a new management agreement with an unrelated third party management company, on July 1, 2004, resulted in severance payments to employees at the property and an increase in management fees in 2004.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2004 increased by $9,251,000 compared to the prior year. The increase can be attributed to the sale of 78 developed lots in Clarksburg Ridge in the third quarter of 2004.

The cost of homebuilding, residential lots and other development in 2004 increased by $8,408,000 compared to the prior year. The increase can be attributed to the Clarksburg Ridge lot sales.

Income From Investments in Joint Ventures.

Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, increased by $398,000 in 2004.  The increase was primarily due to increased lease commissions at Redwood Commercial and operations at Congressional South, which generated income for us of approximately $150,000 and $136,000, respectively.

General and Administrative Expense.

General and administrative expense increased by $282,000 primarily due to higher salary and benefits expense due to the hiring of additional personnel as well as an increase in consulting expense in 2004.

Interest Expense.

The increase in interest expense of $1,373,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of The Fountains, 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook. We capitalized $462,000 of interest related to our investment in development projects for the three months ended September 30, 2004.  No interest was capitalized during the comparable period in 2003.

Other Expenses.

Other expenses increased by $252,000 in 2004, primarily due to a loss from operations at the Waterfront property, which are incidental to the redevelopment of the property and a write-down of our investment in Builders Leasing.

Provision for Income Taxes.

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

For the Nine Months Ended September 30, 2004 and 2003:

The following table reflects key line items from our statements of operations for the nine months ended September 30, 2004 and 2003 (in thousands):

	September 30, 2004	September 30, 2003	Change 2003 to 2004	% Change 2003 to 2004
			Increase (decrease)	Increase (decrease)
Revenues from commercial rental properties	$23,039,000	$12,325,000	$10,714,000	86.9%
Revenues from residential rental properties	7,504,000	2,203,000	5,301,000	240.6
Revenues from hospitality properties	6,163,000	6,056,000	107,000	1.8
Homebuilding and residential lots revenues	15,289,000	183,000	15,106,000	8,254.6
Income from investments in joint ventures	1,109,000	1,468,000	(359,000)	(24.5)
Total Revenues	55,122,000	24,363,000	30,759,000	126.3

Commercial operating expenses	8,401,000	4,920,000	3,481,000	70.8
Residential operating expenses	3,524,000	1,030,000	2,494,000	242.1
Hospitality operating expenses	4,410,000	4,029,000	381,000	9.5
Commercial depreciation and amortization expense	5,906,000	3,341,000	2,565,000	76.8
Residential depreciation and amortization expense	1,877,000	450,000	1,427,000	317.1
Cost of homebuilding and residential lots	14,108,000	207,000	13,901,000	6,715.5
General and administrative expense	3,075,000	2,560,000	515,000	20.1
Interest expense	10,256,000	5,915,000	4,341,000	73.4
Other expenses	759,000	12,000	747,000	6,225.0
Discontinued operations, net of tax	196,000	2,183,000	(1,987,000)	(91.0)
Net income	1,909,000	2,991,000	(1,082,000)	(36.2)

General Overview.

Total revenue for the nine months ended September 30, 2004 increased by $30,759,000 over total revenue for the comparable period in 2003.  The increase was primarily due to revenue generated from the acquisition of the Victoria Place apartment complex, The Fountains apartment complex, the 900 Northbrook commercial building, the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building, along with sales of developed land at Clarksburg Ridge.

Net income for the nine months ended September 30, 2004 decreased by $1,082,000 compared to net income for the comparable period in 2003.  The decrease was primarily due to a $1,711,000 gain, net of taxes, recorded in 2003 relating to the sale of a nursing home, as well as $734,000 of income, net of taxes recorded in 2003 related to the sale of undeveloped land, partially offset by sales of developed land at Clarksburg Ridge and income generated from properties acquired in the first quarter of 2004.

Commercial Rental Property.

The $10,714,000 revenue increase in 2004 relative to 2003 can be primarily attributed to a $10,472,000 increase in revenue from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  The remaining increase is primarily due to an increase in occupancy at Washington Business Park.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased relative to 2003 by $3,481,000 due to a $3,945,000 increase in operating expenses from the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  This increase was partially offset by lower snow removal and utility costs across the portfolio in 2004 compared to 2003, when severe weather conditions and record snowfalls were experienced in the Washington, DC region.

Depreciation and amortization expense in 2004 increased by $2,565,000 over the prior year primarily due to the acquisitions of 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.

Residential Rental Property.

The $5,301,000 increase in residential rental revenue over prior year can be attributed to the increase in revenue from the acquisitions of Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $2,494,000 over the prior year can be primarily attributed to a $2,410,000 increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased by $1,427,000 over the prior year primarily due to the acquisitions of Victoria Place and The Fountains.

Hospitality Properties.

Revenue in 2004 was comparable to 2003.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased $381,000 over the prior year.  The increase can be primarily attributed to the termination of the management agreement between the Holiday Inn and a wholly-owned subsidiary of ours and the signing of a new management agreement with an unrelated third party management company, on July 1, 2004, which resulted in severance payments to employees at the property and an increase in management fees.

Homebuilding and Residential Lots.

Homebuilding, residential lots and other development revenue in 2004 increased by $15,106,000 compared to the prior year. The increase can be primarily attributed to the sale of 129 developed lots in Clarksburg Ridge in 2004.

The cost of homebuilding, residential lots and other development in 2004 increased by $13,901,000 compared to the prior year.  The increase can be primarily attributed to the cost of sales of the Clarksburg Ridge lots.

Income From Investments in Joint Ventures.

Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $359,000 in 2004 primarily due to the sale in 2003 of five parcels consisting of approximately 15 acres of undeveloped land at Washington Business Park compared to no land sales in 2004, partially offset by increased income at 1925K Street and Redwood Commercial in 2004.

General and Administrative Expense.

General and administrative expense increased by $515,000 primarily due to higher salary and benefits expense due to the hiring of additional personnel as well as an increase in consulting expense in 2004, partially offset by a $274,000 pension liability accrual recorded in 2003.

Interest Expense.

The increase in interest expense of $4,341,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Victoria Place, The Fountains, 900 Northbrook, Fort Washington Executive Center, West Germantown Pike and One Northbrook.  We capitalized $1,168,000 of interest related to our investment in development projects, in 2004.  No interest was capitalized in 2003.

Other Expenses.

Other expenses increased by $747,000 in 2004, primarily due to a loss from operations at the Waterfront property, which are incidental to the redevelopment of the property and a write-down of our investment in Builders Leasing.

Provision for Income Taxes.

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

Discontinued Operations, net of tax.

Discontinued operations, net of tax, decreased by $1,987,000 primarily due to the sale of a nursing home in May 2003, which generated a gain, net of tax, of $1,711,000.

Funds From Operations

We consider Funds From Operations (“FFO”) to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our operating performance (although FFO should be reviewed in conjunction with net income which remains the primary measure of performance). FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles (“GAAP”) assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

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

Our funds from operations were $3,581,000 for the three months ended September 30, 2004, compared to $2,013,000 for the three months ended September 30, 2003, an increase of $1,568,000 or 77.9%.

Our funds from operations were $10,510,000 for the nine months ended September 30, 2004, compared to $6,219,000 for the nine months ended September 30, 2003, an increase of $4,291,000 or 69.0%.

The increase for both the three month and nine month period ended September 30, is primarily the result of the operations of commercial and residential properties acquired in 2004 and the second half of 2003 and sales of lots at Clarksburg Ridge in 2004.

The following table reflects the reconciliation of net income to funds from operations (in thousands):

	For the three months ended September 30,
	2004	2003
Net income	$981	$213
Add: Depreciation and amortization including Company’s share of unconsolidated real estate joint ventures	2,600	1,800
Funds from operations	$3,581	$2,013

	For the nine months ended September 30,
	2004	2003
Net income	$1,909	$2,991
Add: Depreciation and amortization including Company’s share of unconsolidated real estate joint ventures	8,601	4,939
Less: Gain on sale of properties, net of tax	—	(1,711)
Funds from operations	$10,510	$6,219

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

Operating Activities:

During the nine months ended September 30, 2004 net cash used in operating activities was $1,057,000 primarily due to the acquisition of Clarksburg Ridge, Laguna Vista, Golfview, 146 Street and 400 S. Philadelphia, which as land development and condominium development properties are classified under operating activities in the cash flow statement.

Investing Activities:

During the nine months ended September 30, 2004, net cash used in investing activities totaled $68,282,000.  Cash used for investments primarily resulted from cash outflows of $90,017,000 primarily for the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building and the 640 North Broad Building.

These outflows were reduced by cash inflows totaling $21,735,000 primarily consisting of proceeds received from the liquidation of a portion of our investments in municipal obligations.

Financing Activities:

During the nine months ended September 30, 2004, net cash generated by financing activities totaled $68,283,000. This primarily resulted from the placement of mortgage debt related to the acquisition of the Fort Washington Executive Center, the One Northbrook building and the 640 North Broad Building, partially offset by cash dividend distributions, loan principal payments and an increase in deposits held in escrow.

Excess cash flow generated from our properties, from distributions from joint ventures and from proceeds of new mortgage loans placed on unencumbered properties and refinancing of existing debt, is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures. At September 30, 2004, we had $34,099,000 of such investments.

Future Capital Requirements

On May 17, 2004, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, of which $0.25 per share of which was paid on June 15, 2004 for total distributions of $684,000.  The remaining payment of $684,000, will be paid on December 15, 2004 at an adjusted per share amount of $0.125.  The per-share payment for December 15, 2004 has been adjusted to take into account the 2-for-1 stock split that became effective on September 1, 2004.

Pursuant to several of our loans, we are required to maintain a minimum liquidity of $30,000,000. At September 30, 2004 we had $46,604,000 of cash, cash equivalents and investments.  Together with a $30,000,000 unsecured line of credit which we obtained in August 2004, this liquidity will enable us to quickly respond to real estate acquisition opportunities.

Pursuant to our $30,000,000 line of credit we are required to achieve annual net income of $4,000,000 and annual funds from operations of $9,500,000.  We anticipate meeting both these requirements for the year ending December 31, 2004.

Projected cash flow from operations for the remainder of 2004 and 2005 indicates that current obligations and working capital needs can be met.  Unanticipated funding requirements that could surface include unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental effect on the cash flow generated from operations.  In addition, we have an extensive development and construction pipeline.  These development projects may require additional equity contributions should we be unable to obtain the necessary financing or should the existing construction loans be insufficient to fund development cost overruns.

Off-Balance Sheet Commitments

As of September 30, 2004, our off-balance sheet commitments were as follows:

•                                            We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a $20,000,000 loan made to 1925K Street in February 2004. The loan matures in 2007 and may be extended for up to an additional two years at the option of the borrower.

•                                            We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Selborne House. Additionally, along with the other members of Selborne House, we have jointly and severally guaranteed the completion of the project prior to July 2005. At September 30, 2004, the outstanding loan balance totaled $6,288,000 and unused capacity under the loan totaled $812,000.

•                                            We have guaranteed repayment of 66.6% of the loan balance outstanding under the $6,300,000 acquisition and construction loan, made by Citizen’s Bank of Pennsylvania to Cigar Factory Apartments, L.P. (“Cigar Factory”). The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At September 30, 2004, the outstanding loan balance totaled $3,383,000 and unused capacity under the loan totaled $2,917,000.

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

•                                            Laguna Vista, has obtained a $15,100,000 construction loan.  In connection with the loan we have guaranteed the purchase of half of all unpurchased condominium units at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date.  The outstanding loan balance totaled $8,070,000 at September 30, 2004.

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

At September 30, 2004 we had $26,366,000 of variable-rate development loans outstanding, that are subject to interest-rate sensitivity.  In addition, we had an unsecured $6,000,000 variable-rate loan outstanding that matures in 2005, and a joint venture, in which we have an 85% non-controlling interest, had a $20,000,000 variable-rate loan outstanding that matures in 2007.  An increase in interest expense on our variable rate debt caused by a rise in interest rates would be largely offset by an increase in interest income earned on our cash, cash equivalents and short-term investment assets, which totaled $46,604,000 at September 30, 2004.

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

PART II.                             OTHER INFORMATION

Item 1.  Legal Proceedings.

                None

Item 2.  Changes in Securities, Use of Proceeds and Issuer’s Purchase of Equity Securities.

                None

Item 3.  Defaults Upon Senior Securities.

                None

Item 4.  Submission of Matters to Vote of the Security Holders.

                                                    On July 21, 2004, the holders of 1,898,421 shares of our common stock, representing approximately 69% of the total shares of common stock outstanding, executed a consent of majority shareholders approving an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from four million (4,000,000) to seven million (7,000,000).

Item 5.  Other Information.

                None

Item 6.  Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Amendment of Certificate of Incorporation. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Chief Financial Officer. (Filed herewith.)

B. Reports on Form 8-K

On July 1, 2004, we filed a Form 8-K under Items 5 and 7 regarding a 2-for-1 stock split of the Company’s common stock.

On July 23, 2004, we filed a Form 8-K under Items 5 and 7 regarding an Information Statement we filed on July 21, 2004 giving notice of the corporate actions taken by stockholders holding more than 50% of the voting power of our issued and outstanding capital stock.

On August 5, 2004, we filed a Form 8-K under Items 5 and 7 containing a press release announcing that Wachovia Bank, N.A has provided us with a $30,000,000 credit line to be used for real estate acquisitions and that it made an initial draw on the line of approximately $1,800,000, to purchase two land parcels in Ocean City, Maryland.

On August 16, 2004 we furnished a Form 8-K under Items 7 and 12 describing our selected financial results for the three and six months ended June 30, 2004.

On August 20, 2004, we filed a Form 8-K under Items 5 and 7 announcing that Wachovia Bank, N.A has provided a $32,000,000 acquisition and construction loan to B-R Penn Realty Owner, LP, an 80% owned subsidiary of ours.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Financial Officer