Form 10-K
period 2004-12-31
BRESLER & REINER INC
filed 2005-03-31
CIK 14073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO Section 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6201

BRESLER & REINER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0903424 (I.R.S. Employer Identification Number)
11140 Rockville Pike, Suite 620, Rockville, MD (Address of principal executive offices)	20852 (Zip Code)
Registrant's telephone number, including area code	(301) 945-4300

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

Title of class

Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (556,268 shares) was approximately $15,297,370 as of June 30, 2004. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $27.50 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered affiliates of the Registrant at that date.

As of March 28, 2005 there were 5,477,212 shares of the Registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BRESLER & REINER, INC.

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004

i

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

  •
  our ability to sustain occupancy levels at our properties;

  •
  our ability to secure tenants for the residential and commercial properties that we develop;

  •
  changes in the interest rate environment which will affect our ability to obtain mortgage financing on acceptable terms;

  •
  our exposure to interest rate risk on our variable-rate debt;

  •
  future litigation; and

  •
  changes in environmental health and safety laws.

Item 1.    Business

Bresler & Reiner, Inc. ("B&R" and, together with its subsidiaries and affiliates, "we," the "Company" or "us") was incorporated under the laws of the State of Delaware in 1970 and has been publicly traded since 1971. We engage in real estate business activities including commercial, residential, and hospitality property ownership, residential and commercial property development and land development, through either direct ownership or through joint ventures with third parties. We engage in these activities in the Washington, DC; Philadelphia, Pennsylvania; Baltimore, Maryland; Ocean City, Maryland; Orlando, Florida and Tampa, Florida, metropolitan areas.

As an opportunistic investor in real estate, we evaluate a broad range of investment opportunities available in the marketplace, for their ability to generate significant cash returns on our invested capital. Our evaluation of these investment opportunities includes an analysis of the type of real estate assets to be acquired, the percentage of capital to be invested by asset type, the percentage ownership interest in particular assets to be acquired, and any resulting liabilities to be assumed. Our investment strategy is adjusted from time-to-time to adapt to changing marketplaces and phases in the real estate cycle. Prior to making an investment, we conduct appropriate due diligence studies to evaluate risks and opportunities of each prospective investment and the likelihood of generating cash returns on our equity investment that meet or exceed our internal target rates.

We pursue opportunities to acquire commercial and residential properties that have the potential for increased returns. We employ reputable, local management companies to perform on-site management, leasing, maintenance, and development activities and combine our extensive real estate experience with the management company's in-depth knowledge of their local markets to create revenue enhancement opportunities. Such opportunities include investing in capital expenditures to improve a building's common areas, landscaping and overall curb appeal, employing aggressive lease-up programs and focusing on tenant satisfaction. As a result, we are able to increase occupancy rates through attracting new tenants and achieving higher retention rates of existing tenants. We perform on-going asset-management services, conducting a management process that includes the development of short and long-term capital replacement plans, review and approval of detailed annual budgets, and review of monthly operations reports that allow us to monitor property performance and operation, and leasing and development activities. We also have an internal audit function that documents and tests controls and procedures at the management companies and ensures compliance with our operating, accounting, and reporting policies and procedures.

For development projects, we partner with well-respected regional and national developers to develop and reposition properties that we believe have significant potential to provide strong risk-adjusted returns.

Segments of Business

We report segment information for the following four real estate business segments:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. At December 31, 2004 we owned, or had an ownership interest in, 35 commercial property buildings containing 2,484,000 square feet of space. The properties are located in the Washington, DC, Philadelphia, Pennsylvania and Baltimore, Maryland metropolitan areas. The table below sets forth these commercial rental properties.

	Number of Buildings	Square Feet	Occupancy (1)	Location	B&R Ownership
Consolidated Properties (2)
Washington Business Park (3)	9	568,000	86.3%	Lanham, MD	80.0%
Baltimore Portfolio	8	530,000	80.1%	Baltimore, MD	51.0%
Fort Washington Executive Center	3	393,000	98.7%	Ft. Washington, PA	96.5%
Versar Center	2	217,000	90.1%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)	3	116,000	90.3%	Manassas, VA	98.8%
West Germantown Pike	2	115,000	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	1	95,000	88.8%	Trevose, PA	100.0%
Sudley North (Building D)	1	69,000	100.0%	Manassas, VA	49.4%
900 Northbrook	1	66,000	94.0%	Trevose, PA	87.5%
Fort Hill	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building	1	15,000	100.0%	Manassas, VA	100.0%
Bank Building	1	3,000	100.0%	Manassas, VA	100.0%

Total consolidated properties	33	2,253,000

Unconsolidated Properties (2)
1925 K Street	1	149,000	98.2%	Washington, DC	85.0%
Madison Building	1	82,000	96.5%	McLean, VA	24.9%

Total unconsolidated properties	2	231,000

Total consolidated and unconsolidated properties	35	2,484,000

NOTES:

(1)
At December 31, 2004.

(2)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States ("GAAP").

(3)
Consists of two office buildings and seven flex and warehouse buildings.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC ("Redwood"), a commercial management company. Redwood manages approximately 1,488,000 square feet of commercial office space, approximately 486,000 of which are owned by entities in which we have an ownership interest.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At December 31, 2004 we owned, or had an ownership interest in, four residential properties containing a total of 1,022 apartment units. The properties are located in the Washington, DC and Orlando, Florida metropolitan areas. The table below sets forth these residential rental properties.

	Apt. Units	Occupancy (1)		Location	B&R Ownership %
Consolidated Properties (2)
The Fountains	400	96.8%		Orlando, FL	100.0%
Victoria Place	364	97.8%		Orlando, FL	85.0%
Charlestown North	178	96.1%		Greenbelt, MD	100.0%

Total Consolidated Properties	942

Unconsolidated Property (2)
Arbor Crest	80	34.0%	(3)	Silver Spring, MD	33.3%

Total Consolidated and Unconsolidated	1,022

(1)
At December 31, 2004.

(2)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(3)
Development of this age-restricted apartment community was completed in September 2004.

Included in this segment are fees generated from a wholly-owned subsidiary that managed residential properties owned both by us and by affiliated third parties. The management contracts on two residential properties that we managed were terminated during the year ended December 31, 2003 while the one remaining management contract was terminated during the year ended December 31, 2004.

Hospitality Properties

This segment includes revenue and income from two hospitality properties, The Inn at the Colonnade located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland. The Inn at the Colonnade has 125 rooms and the Holiday Inn Express has 151 rooms. The Inn at the Colonnade, which is a Doubletree branded property, is managed by a third party manager. Prior to June 2004, the Holiday Inn Express was managed by a wholly-owned subsidiary of the Company. In June 2004 this management contract was terminated and replaced with a management contract with a third party manager.

For the year ended December 31, 2004 the average occupancy level at the Inn at the Colonnade was 65.3% and the average daily room rate was $134.13.

For the year ended December 31, 2004 the average occupancy level at the Holiday Inn Express was 60.3% and the average daily room rate was $83.70.

Commercial, Residential and Land Development

This segment primarily includes the development of residential condominium and rental apartment units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included are the revenues and costs associated with undeveloped commercial land sales, and other construction activity. At

December 31, 2004 we owned, or had a material ownership interest in, entities involved in 13 development projects. The table below sets forth these development projects.

Project Name	Development Type	Size (1)	Number sold (2)		Location	B&R Ownership %
Consolidated Properties (3)
Clarksburg Ridge	Residential Lots	159 lots	149 lots		Clarksburg, MD	100.0%
Golfview	Residential Condominiums	140 units	2 units		St. Petersburg, FL	50.0%
Laguna Vista	Residential Condominiums	41 units	—		Ocean City, MD	100.0%
Cigar Factory	Residential Condominiums	30 units	13 units		Philadelphia, PA	66.7%
400 S. Philadelphia Ave.	Residential Condominiums	20 units	—		Ocean City, MD	51.0%
146th Street	Residential Condominiums	18 units	—		Ocean City, MD	51.0%
Seaside	Residential Lots	138 lots	—		Ocean City, MD	51.0%
Waterfront	Commercial Office Complex	1,144,000 sq. ft. (4)	—	(5)	Washington, DC	48.6%
Northbrook Development	Commercial Office Building	108,000 sq. ft.	—	(5)	Trevose, PA	100.0%
Sudley South	Commercial Office Condominium	54,000 sq. ft.	—		Manassas, VA	100.0%
640 N. Broad Street	Residential Apartments	266 units	—	(5)	Philadelphia, PA	80.0%
Divine Lorraine	Residential Apartments	135 units	—	(5)	Philadelphia, PA	95.0%
Unconsolidated Property (3)
WBP Land	Undeveloped Land	79 acres	29 acres		Lanham, MD	80.0%

NOTES:

(1)
Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)
Represents number of sales that had closed as of 12/31/2004.

(3)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(4)
Represents the current size of the Waterfront Complex. The size of the development project has not yet been determined.

(5)
Upon completion, the space will be leased to tenants.

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

An oversupply of office space as a result of a weak economy, and low job growth could lead to low demand from tenants, thereby increasing the competitive pressure on our commercial properties. Competition from other developers, managers, and owners could produce material adverse effects on our ability to lease space and on the rents realized or concessions granted. Such a situation could materially and adversely affect our results of operations and cash flows.

The development of new residential properties and rent concession offers by competitors, in addition to the low interest rate environment which has enabled potential tenants to seek home ownership, have all added to the competitive pressure on our residential properties, which could produce material adverse effects on our ability to rent apartment units.

The general marketplace for lodging in the Baltimore/Washington area is highly competitive and subject to general economic conditions and possible adverse effects from homeland security issues. This competition tends to adversely affect occupancy rates and exert pricing pressure on room rates at our hospitality properties. This pricing pressure will increase due to the planned development of several new hotels in the downtown Baltimore area this year.

Employment

On December 31, 2004, we employed 15 persons.

Risk Factors That May Affect Our Future Results

Changes in Economic and Market Conditions May Cause the Value Of and Our Income from Our Real Property Investments to Decline

Our real estate properties can be affected by changes in both national and local economic and market conditions. The national economic factors include: a decline in the national economy leading to a lack of job growth and lower demand for office space; an increase in interest rates; a drop in consumer and corporate confidence and a tightening of the availability of credit. A result of these conditions could be a decline in both our income from real estate investments and the value of these investments.

Changes in the Operations at our Properties May Cause a Decline in Income

Changes at our operating properties that could lead to a decline in income include: a change in occupancy levels, leasing rates and tenant retention caused by changes in our tenant's perception about the attractiveness of the property; the physical deterioration of the property; and competitive pressure caused by newly developed properties within the same geographic market, and rent concessions offered by competitors. Our results may also be adversely affected by an increase in tenant receivables and an increase in operating expenses.

We May Be Unable to Sell the Residential Condominiums we are Developing

Sales of residential condominium units can be affected by a slowdown in the economy. Furthermore, a rise in interest rates, which raises the cost of borrowing for potential homebuyers, could adversely affect the number of residential condominium units we sell and the prices at which we sell them.

Development of New Projects or the Repositioning Of Existing Projects Could Be Adversely Affected

Plans for future development of commercial properties, residential communities, and the repositioning of our commercial properties can be affected by a number of factors including: community opposition to development or construction on a specific site; time delays in obtaining necessary governmental permits and approvals; an inability to secure tenants necessary to support the project; the availability of financing and an increase in construction costs.

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

Changes in Tax Laws or Regulations Could Adversely Affect Operating Results

We cannot predict the future effect of possible changes in the tax laws or regulations, which if made, could have a material adverse effect on operating results.

Environmental Matters

Under various federal, state, and local environmental laws, an owner or operator of real property may become liable for the costs associated with the investigation, removal, and remediation of hazardous or toxic substances at the property. Environmental laws often impose liability without regard to the owner/operator's knowledge of, or responsibility for, the presence of the hazardous or toxic substances. The presence of, or failure to remediate hazardous or toxic substances may adversely affect an owner's ability to sell or rent the property or to borrow funds with the property as collateral. In some instances, the laws require abatement or removal of specific toxic-containing materials in the event of demolition, renovations, remodeling, damage, or decay.

We could be held liable for the environmental costs associated with the release of regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property, or others. The presence of hazardous substances on a property could result in personal injury or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are aware of asbestos-containing materials that exist in the Waterfront Complex that will require remediation as part of the property's redevelopment. A $3,000,000 escrow account to address the asbestos removal project at the Waterfront Complex has been established with our contributing 54% of the escrow funds. We cannot provide assurance that this reserve is adequate to complete the remediation of this project. Any additional costs would have an adverse affect on our cash flows. We are not aware of any notification by any party or governmental authority of any claim in connection with environmental conditions at any of our other properties that we believe will involve any material expenditure. However, we cannot provide assurance that any non-compliance, liability, claim, or expenditure will not arise with respect to other properties in our portfolio.

Increase in Interest Rates Would Raise our Cost of Capital and May Affect Our Ability to Obtain New Mortgage Debt and Refinance Existing Mortgage Debt

An increase in interest rates would affect our ability to obtain new mortgage debt and to refinance existing mortgage debt and would limit our ability to make future acquisitions, through increasing our cost of capital. Higher interest rates upon refinancing mortgage debt would decrease cash flow from operations, negatively impacting our earnings and lowering our cash returns as a percentage of our invested equity. In addition, a rise in interest rates would raise the cost of servicing our variable rate debt, thereby negatively impacting our earnings.

We May Have Difficulty Obtaining Financing

Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold and rental revenues, but also affect the availability of financing. During weak real estate markets, lenders are reluctant to make or renew loans secured by real estate. Therefore, during a weak market, we may have difficulty obtaining the funds necessary to purchase properties which would adversely affect our acquisition strategy. In addition, under such conditions we may have difficulty refinancing existing acquisition and construction financing with long-term financing, which could result in our having to accept less favorable financing terms or use our cash resources to repay indebtedness that otherwise would be refinanced.

New Accounting Pronouncements and Regulations Could Have an Impact on our Earnings

We are required to implement new accounting pronouncements and regulations applicable to our business when issued by the Financial Accounting Standards Board, SEC and other regulatory organizations within the accounting profession. While we are not aware of any current pronouncements being considered that may have an adverse impact on our earnings, there is no assurance that no such pronouncements will be adopted in the future.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (the "SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports can also be accessed on the Company's website (http://www.breslerandreiner.com).

Item 2.    Properties

Commercial Rental Property

Following is a description of our asset portfolio at December 31, 2004:

Baltimore Portfolio—In November 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance acquired a portfolio of eight historic commercial office buildings located in the central business district of Baltimore, Maryland containing a total of 530,000 square feet of office space. The purchase price for the eight buildings was $29,500,000. The joint venture assumed an $8,470,000 mortgage loan on one of the buildings. The loan bears a fixed interest rate of 5.95% and matures in 2012. At the time of the acquisition the joint venture placed a two-year $15,000,000 mortgage loan on the remaining seven buildings. The loan bears a variable interest rate of one month LIBOR plus 175 basis points and provides for two, two-year extension options. We invested $3,500,000 for our 51% interest in the venture. We also contributed an additional $1,500,000 to the venture, which funds are to be returned before any other distributions.

Fort Washington—In February 2004, a joint venture in which we own a 96.5% interest and two unaffiliated third parties own the balance acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans, bears a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, for certain periods and space within the properties. We invested $7,000,000 at the time of the acquisition for our 96.5% interest in the joint venture. Through December 31, 2004 we had invested an additional $1,473,000 related to capital expenditures at the property.

One Northbrook—In February 2004, we acquired a 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. In February 2004, we placed a ten-year, 5.75% fixed-rate mortgage loan of $15,300,000 on the property.

West Germantown Pike—In February 2004, a joint venture in which we own a 97.5% interest and two unaffiliated third parties own the balance acquired an office complex containing two commercial office buildings, in Plymouth Meeting, Pennsylvania comprising a total of 115,000 square feet. The total purchase price of the office buildings was $20,500,000. In connection with the acquisition, the joint venture assumed a 5.9% fixed-rate mortgage loan on the buildings. The loan, which had an outstanding principal balance of $16,246,000 at the time of the assumption, matures in 2013. We invested $4,875,000 for our 97.5% interest in the joint venture.

900 Northbrook—In November 2003, a joint venture in which we own an 87.5% interest and unaffiliated third-parties own the balance acquired a 66,000 square foot office building located in a commercial office park in Trevose, Pennsylvania. The purchase price for the office building was $12,050,000. At the time of the acquisition, the joint venture placed a ten-year, 5.98% fixed rate mortgage loan of $11,200,000 on this property. We invested $1,313,000 for our interest in the joint venture.

Madison Building—In August 2002, a joint venture in which we own a 24.9% interest and an unaffiliated third-party owns the balance acquired an 82,000 square foot office building and an adjacent developable parcel located in McLean, Virginia. The adjacent parcel is currently used for parking for the office building. We invested $2,200,000 for our interest in this joint venture. In August 2002, the joint venture placed a 10-year, 6.35% fixed rate mortgage loan of $14,600,000 on this property.

1925 K Street—In June 2002, a joint venture in which we own an 85% interest and an unaffiliated third-party owns the balance acquired a 149,000 square foot office building located in the central business district of Washington, DC. The purchase price for the office building was $27,150,000. We invested $6,800,000 for our interest in the joint venture. At the time of the acquisition, the joint venture placed a $20,438,000 five-year mortgage loan on this property, bearing a variable interest rate of one month LIBOR plus 235 basis points. In February 2004, the promissory note related to this loan was sold to an unaffiliated third party lender and amended to reflect a variable interest rate of one month LIBOR plus 145 basis points, a maturity date of April 2007 and a payment guarantee from us of $5,500,000.

Versar Center—In January 2002, we acquired two office buildings located in Springfield, Virginia, called the Versar Center, that contain 217,000 square feet of office space, for a purchase price of $20,000,000. In May 2002, we placed a ten-year, 6.18% fixed rate mortgage loan of $18,500,000 on this property.

Washington Business Park—In November 2001, a joint venture in which we own an 80% interest and an unaffiliated third party owns the balance acquired two office buildings containing 105,000 square feet and seven flex and warehouse buildings containing 463,000 square feet, for a total purchase price of $46,300,000. These buildings constitute a portion of the Washington Business Park located in Lanham, Maryland. We invested $8,806,000 for our interest in the joint venture. In December 2001, the joint venture placed a 30-year, 7.63% fixed-rate mortgage loan of $40,000,000 on these properties.

Fort Hill Office Building—In September 2000, a joint venture in which we hold an 80% interest and an unaffiliated third party owns the balance purchased, for $7,050,000, a 66,000 square foot office building located in Centreville, Virginia. We invested $1,340,000 for our interest in the joint venture. In February 2001, the joint venture placed a 10-year, 7.7% fixed-rate mortgage loan of $5,750,000 on this property.

7800 Building—We developed a 15,000 square foot office building located in Manassas, Virginia.

Bank Building—We developed a 3,000 square foot building located in Manassas, Virginia. The building is 100% leased to a bank. The lease terminates in December 2006, with the tenant holding options to renew the lease for up to three successive five-year terms.

Paradise Sudley North Office Buildings—We developed four office buildings, containing 185,000 square feet of space, on a 16.4-acre parcel located in Manassas, Virginia. Three of the buildings (Buildings A, B and C) are owned by Paradise Sudley North Limited Partnership ("Sudley"), of which we are the sole general partner and 98.8% owner. The fourth building (Building D) is owned by Paradise Sudley North Building D Partnership, a joint venture in which Sudley is a 50% partner and a limited liability company controlled by a Co-Chairman of B&R is the remaining 50% owner.

In March 2002, we placed a 10-year, 7.47% fixed rate mortgage loan of $18,010,000 on the Bank Building and the four Paradise Sudley North Office Buildings.

Redwood Commercial Management, LLC—In December 2001, we and an unaffiliated third party created a property management and leasing company, known as Redwood Commercial Management, LLC ("Redwood"). Each member holds a 50% ownership interest in Redwood with the other member managing Redwood on a day-to-day basis. Redwood performs management and leasing services for properties containing approximately 1,488,000 square feet of office, commercial and warehouse space, approximately 486,000 square feet of which are in our properties and the remainder of which are in properties that are owned by unaffiliated third parties.

Residential Rental Property

Fountains at Waterford Lakes—In September 2003, we acquired a 400 unit apartment community, located in Orange County, Florida, called The Fountains at Waterford Lakes ("The Fountains"). The purchase price of The Fountains was $35,100,000. We assumed $24,600,000 of mortgage debt on the property as a part of the transaction. This loan bears interest at 5.00% per annum, is non-amortizing and matures in December 2007. No prepayments on the loan are permitted prior to December 2005.

Victoria Place Apartments—In July 2003, we acquired an 85% membership interest in Victoria Place Apartments, LLC ("Victoria Place") which owns a 364 unit apartment complex located in Orange County, Florida. An unaffiliated third-party acquired the remaining 15% interest as part of the same transaction. The purchase price for Victoria Place was $39,500,000. We invested $8,500,000 for our 85% interest in the venture. At the time of the acquisition, the joint venture placed a 10-year, 4.72% fixed rate mortgage loan of $34,120,000 on this property.

Charlestown North—We developed a 178 unit apartment project called Charlestown North, which is located in Greenbelt, Maryland. In May 2002 we placed a 10-year, 6.74% fixed rate mortgage loan of $5,000,000 on the property.

Arbor Crest—In July 2003, we invested $400,000 in exchange for a 33.3% interest in Selborne House at St. Marks Owner, LLC ("Arbor Crest"), which has developed an 80 unit age-restricted apartment community in Silver Spring, Maryland. Two unaffiliated third parties own the remaining 66.7%. The development and construction of the community was financed by a $7,100,000 construction loan. We have provided an unconditional and irrevocable payment guaranty to the lender for 33.3% of the balance outstanding under the construction loan, which is also guaranteed by the other members of Arbor Crest. Development of the apartment community was completed in September 2004 and leasing operations commenced in October 2004.

Hospitality Properties

The Inn at the Colonnade—We own a portion of The Colonnade Building, which is a multi-purpose residential condominium, hotel, office and retail building located across from the Johns Hopkins University campus in Baltimore, Maryland. The portion of the building that we own consists of 125 hotel rooms and a 5,200 square foot restaurant, operated for us by a third party management company, 7,600 square feet of retail and office space and a 137 parking space garage. The hotel is operated as a Hilton Doubletree Hotel. Under our franchise agreement with Hilton Hotels, we pay a monthly royalty fee and additional reimbursements for advertising and trading services. In September 2001, we placed a 10-year, 7.45% fixed rate mortgage loan of $10,300,000 on this property.

Holiday Inn Express—We own a 151 room Holiday Inn Express located in Camp Springs, Maryland, opposite the main entrance to Andrews Air Force Base. Under our franchise agreement with Holiday Inns, Inc., we pay a monthly royalty fee and additional reimbursements for advertising and trading services. The franchise agreement expires in March 2007. In July 2001, we placed a 10-year, 7.88% fixed rate mortgage loan of $3,800,000 on this property.

Commercial, Residential and Land Development

Seaside—In November 2004, we invested $2,500,000 for a 51% interest in Worcester Seaside Developers LLC ("Seaside"), the owner of a parcel of undeveloped land, in Ocean City, Maryland, which is subdivided into 138 residential lots along with 50 boat slips. An unaffiliated third party owns the remaining interest in Seaside. Seaside intends to develop the land as lots to be sold along with the boat slips and has entered into a sales contract with a homebuilder that provides for the takedown of lots commencing in 2005 and ending in 2007. The homebuilder has paid Seaside a non-refundable deposit of $7,000,000. Seaside purchased the parcel of land and boat slips for approximately $26,000,000, which was funded primarily from a $16,000,000 acquisition loan, a $2,888,000 drawdown on a $5,500,000 construction loan, the homebuilder's deposit, and $1,000,000 in proceeds from the sale of 50 boat slips to the homebuilder. The acquisition and construction loans each bears interest at the Prime Rate and matures in October, 2007.

400 S. Philadelphia—In September 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $2,000,000 a parcel of land in Ocean City, Maryland for the purpose of developing 20 for-sale residential condominium units. We invested 100% of the equity required for the acquisition, which was funded through draws on an unsecured line of credit.

146 Street—In August 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $1,726,000 a parcel of land in Ocean City, Maryland for the purpose of developing 18 for-sale residential condominium units. We invested 100% of the equity required for the acquisition, which was funded through draws on an unsecured line of credit.

Golfview—In April 2004, a joint venture in which we own a 50% interest and an unaffiliated third party owns the balance, acquired a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for the purpose of converting the complex into 140 for-sale residential condominium units. The purchase price of the building was $10,800,000. In connection with the purchase the joint venture obtained a $14,000,000 acquisition and construction loan, approximately $7,800,000 of which was drawn down for the funding of the acquisition. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in April 2007 and provides one six-month extension option. We have invested $3,664,000, through December 31, 2004, for our interest in the joint venture.

Paradise Developers—We own approximately 31 acres of undeveloped commercial land in Manassas, Virginia. We plan to develop three office buildings, on approximately 10 of these acres. In November 2004 we began development on the first of these, an approximately 54,000 square foot commercial office building, which will be offered for sale as condominium office units. In connection with this development, we have obtained a $7,044,000 development loan, which bears interest at one month LIBOR plus 180 basis points and matures in April 2006. The remaining buildings will contain a total of approximately 135,000 square feet of office space.

Laguna Vista—In late 2003 and early 2004 we advanced $3,000,000 to the stockholders of Laguna Vista Company ("Laguna Vista"), which is developing 41 luxury condominium units in Ocean City, Maryland. In March 2004, we entered into a Stock Purchase Agreement to purchase 100% of the stock of Laguna Vista for $8,000,000 and advanced an additional $3,000,000 as a deposit toward the purchase of the stock. We acquired the stock of Laguna Vista in March 2005. The purchase price was paid primarily from the deposit and a credit for the principal and accrued interest on the promissory notes, with the remainder to be paid from cash proceeds of condominium unit sales, after repayment of all construction loans.

In March, 2004 Laguna Vista obtained a $15,100,000 construction loan, which bears interest at one month LIBOR plus 185 basis points and matures in September, 2005. We guaranteed the purchase of half of all unpurchased condominium units at the maturity date at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At the time the loan was obtained the Laguna Vista stockholders contributed $4,000,000 to Laguna Vista as a capital contribution.

We have consolidated Laguna Vista's assets and liabilities in our consolidated financial statements, due to the financing we have provided and our participation in its anticipated profits.

640 North Broad—In January 2004, a joint venture in which we own an 80% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000. The joint venture is redeveloping the buildings into an approximately 266 unit apartment property. In August, 2004 the partnership obtained a $32,000,000 acquisition and construction loan. The loan bears interest at one month LIBOR plus 155 basis points, has a term of three years and provides for two, one-year extension options. Simultaneous with the loan closing, the partnership drew down $6,000,000, the proceeds of which were used to pay off a loan the partnership had obtained at the time the property was acquired. In September 2004, the partnership obtained an additional bridge construction loan totaling $6,900,000. The loan bears interest at one month LIBOR plus 175 basis points and has a term of three years. Simultaneous with the closing of the construction bridge loan, the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000 in exchange for receiving the benefit of certain tax credits, when certain conditions are met. A portion of these equity contributions will be used to repay the bridge loan. Through December 31, 2004 we have invested $4,867,000 in the joint venture.

900 Northbrook Development Parcel—In November 2003 we acquired for $2,000,000 a 9.6-acre tract of land in the commercial office park in Trevose, Pennsylvania, which hosts the 900 Northbrook and One Northbrook buildings. We plan to develop a commercial office building, containing approximately 108,000 square feet, on the land.

699 North Broad Street Associates, L.P.—In August 2003 a joint venture in which we own a 95% interest, and two unaffiliated third parties own the balance, acquired a historic building in Philadelphia, PA, called the Divine Lorraine, for a purchase price of $2,295,000. The joint venture plans to redevelop the building into an approximately 135 unit apartment property. We invested $2,375,000 for our interest in the joint venture.

In October 2004, the joint venture acquired 3.8 acres of land adjacent to the Divine Lorraine, from the School District of Philadelphia for $3,580,000. The land parcel was acquired for the purpose of developing a parking lot for the Divine Lorraine and for future development projects. We contributed all the proceeds necessary to fund the acquisition, with such funds obtained through draws on an unsecured line of credit.

Cigar Factory Apartments L.P.—In July, 2003, we invested $1,000,000 in exchange for a 66.7% interest in both Cigar Factory Apartments L.P. ("Cigar Factory") and Orianna Street Development, LLC ("Orianna Street"). Two unaffiliated third parties own the remaining 33.3% interest in both Cigar Factory and Orianna Street. Cigar Factory owns a warehouse in Philadelphia, PA, which is being redeveloped into a 30 unit for-sale condominium property, together with parking and associated spaces. Orianna Street owns a parcel of land adjacent to the Cigar Factory. Cigar Factory has obtained an acquisition and construction loan in the amount of $6,300,000. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. We have provided a payment guarantee for 66.7% of the loan balance outstanding, with the remaining balance guaranteed by the other members of Cigar Factory.

In December 2004, we sold our interest in Orianna Street back to the limited liability company for $400,000. In connection with the sale we received $100,000 in cash and a $300,000 promissory note from Orianna Street. The five-year note, which bears interest at 7.0%, is secured by the land parcel and guaranteed by a member of the limited liability company.

Clarksburg Ridge—In March, 2003, we purchased a 100% interest in Clarksburg Ridge, LLC ("Clarksburg Ridge") for an aggregate purchase price of $12,200,000. At the time of the acquisition, Clarksburg Ridge owned a parcel of undeveloped residential land in Clarksburg, Maryland, subdivided into 159 residential lots. Simultaneous with the acquisition, we entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation and street paving. In July 2002, Clarksburg Ridge entered into a sales contract with a homebuilder that provided for the takedown of lots. With the execution of the sales contract, the homebuilder paid Clarksburg Ridge a non-refundable deposit of $4,950,000. Also in July 2002, Clarksburg Ridge entered into a $7,000,000 acquisition and development loan agreement. The variable rate loan bore interest at the lender's prime rate of interest plus 100 basis points. The purchase price of Clarksburg Ridge was funded through the assumption of the outstanding balance on the loan of $4,200,000, the application of $3,000,000 of deposit proceeds from the homebuilder and $5,000,000 in cash. The remaining $1,950,000 of the homebuilder's deposit was refunded to the homebuilder and an appropriate amendment was made to their sales contract. The acquisition and development loan was fully repaid in 2004.

Undeveloped Land at Washington Business Park—In November 2001, a joint venture in which we own an 80% interest and an unaffiliated third party owns the balance, acquired approximately 26 parcels on 79 acres of undeveloped land in the Washington Business Park located in Lanham, Maryland, for the purposes of either selling the land parcels or holding the parcels for development opportunities. The purchase price was $8,700,000. In December 2001, the joint venture placed a $5,000,000 mortgage loan on this property. Interest on the loan is calculated at the lender's Prime Rate of interest plus 75 basis points. The loan matured in November 2004, and was extended through November 2005. The borrower has an option to extend the maturity date a further 12 months. We invested $4,194,000 for our 80% interest in the joint venture.

Waterfront Complex—Beginning in 1964, we developed, on a portion of the southwest Washington, D.C. Urban Renewal Area, a shopping-office center ("Complex") containing approximately 1,144,000 square feet of office, retail and storage space, consisting of two high-rise office buildings ("Office Buildings") containing approximately 326,000 square feet, an enclosed center ("Center") consisting of approximately 740,000 square feet, most of which is office space and the balance consisting of retail space, approximately 1,100 parking spaces and approximately 78,000 square feet of storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency ("RLA") for a term expiring in 2058 with an option to extend for an additional 20 years.

We assigned our interests in the Complex to a joint venture entity, B&R Waterfront Properties, LLC ("BRW"). We are the managing member and hold a 54% interest in BRW. A partnership in which Co-Chairmen of the company are among the partners holds a portion of the remaining 46% interest.

Prior to September 2002, the United States General Services Administration ("GSA") leased all of the space in the two Office Buildings, as well as the second and third floors of the adjacent Center and a portion of another smaller structure, totaling approximately 955,000 square feet, or 89.6% of the total office and retail space in the complex, under a thirty year lease agreement. In September 2002 the GSA lease expired and was not subsequently renewed.

In October 2002, BRW formed a joint venture, called Waterfront Associates LLC ("WALLC"), with K/FCE Investment LLC ("K/FCE"), a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc., to redevelop and reposition the Complex. BRW contributed the leasehold improvements relating to the Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. To the extent required, K/FCE has committed to contribute the first $25,000,000 of redevelopment funds. If necessary, BRW may be required to contribute a portion of the additional equity required in excess of the $25,000,000. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the LLC, as well as for the formulation and execution of its business and investment policy.

While WALLC still operates the retail space, the expiration of the GSA lease adversely affected the retail tenants in the Complex who relied heavily on business generated by the employees who occupied the GSA space and several have since vacated their premises. BRW is obligated to pay the costs associated with tenant relocation expenses for the remaining tenants in connection with the redevelopment of the Complex. The majority of these tenants had received their negotiated relocation costs, which are considered part of the redevelopment, by December 31, 2004. A further tenant received their payment in January, 2005. We cannot determine at this time the amount or timing of the relocation expenses for those tenants who have not yet received a payment.

As part of the redevelopment of the Waterfront Complex, BRW may incur significant costs relating to the remediation of hazardous materials. A reserve has been established for this purpose in the amount of $3,000,000, of which $1,620,000 was contributed by us and the balance was contributed by the minority partners of BRW.

WALLC is currently active in the preliminary planning and development stages as it continues to seek tenants. Through December 31, 2004, approximately $10,000,000 of planning and development costs had been incurred by the joint venture, and was funded by capital contributions from K/FCE.

Item 3.    Legal Proceedings

        We are not presently involved in any material litigation. We are from time to time involved in routine litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to the vote of the security holders during the fourth quarter of 2004.

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005.

Executive Officers of Registrant (included pursuant to General Instruction G to Form 10-K and instruction 3 to Item 401(b) of Regulation S-K).

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	77	Chairman & Director	June 1970
Burton J. Reiner	76	President & Director Co-Chairman	June 1970 February 2003
Sidney M. Bresler	50	Chief Operating Officer Chief Executive Officer Director Assistant Secretary	June 2000 June 2002 August 2002 February 2003
Jean S. Cafardi	58	Corporate Secretary	November 2000
Darryl M. Edelstein	37	Chief Financial Officer Treasurer	August 2003 May 2004

In accordance with Article V of the By-Laws of the Company, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

The instances of family relationships are as follows: Mr. Sidney M. Bresler is the son of Mr. Charles S. Bresler.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Mr. Sidney M. Bresler, Ms. Jean S. Cafardi and Mr. Darryl M. Edelstein. Prior to June 2000 and during his seventeen years of employment with the Company, Mr. Bresler has served in various capacities. Prior to November 2000 and during her thirty-eight years of employment with the Company, Ms. Jean S. Cafardi has served in various capacities.

Mr. Darryl M. Edelstein joined us in August 2003, as our Chief Financial Officer. During the past five years Mr. Edelstein has worked in various finance capacities for Crestline Capital Corporation. During the eight years prior to that he worked at Host Marriott Corporation, Kraft Foods Inc. and Ernst & Young, LLP. Mr. Edelstein is a Certified Public Accountant.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters

Our Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc.

Quarter		2004 Price	2003 Price
1st	High	$25.77	$21.68
	Low	$22.70	$20.59
2nd	High	$28.25	$21.31
	Low	$25.52	$20.99
3rd	High	$30.87	$22.30
	Low	$27.39	$20.99
4th	High	$30.00	$24.78
	Low	$28.88	$21.41

The above quotations represent prices adjusted for a 2-for-1 stock split which was effected in the form of a stock dividend on September 1, 2004. These quotations also represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 4, 2005, there were 77 record holders of Common Stock.

On June 16, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 4,000,000 shares to 7,000,000 shares. On the same date the Board of Directors approved a 2-for-1 stock split of the Company's common stock which was effected in the form of a stock dividend. On July 21, 2004, stockholders holding more than fifty percent of the voting power of the issued and outstanding capital stock executed the shareholder consent to this amendment. The amendment was filed with the Secretary of State of Delaware on September 1, 2004 at which time the stock dividend was distributed.

On May 17, 2004, the Company's Board of Directors declared a special cash dividend of $0.50 per common share, $0.25 per share of which was paid on June 15, 2004. The remaining dividend payment was made on December 15, 2004 at an adjusted per share amount of $0.125. The per share payment was adjusted to take into account the 2-for-1 stock split. Prior to 2004, the Company had not declared any dividends.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data (in thousands, except weighted average number of common shares outstanding and per share amounts), including our consolidated subsidiaries. The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

	YEARS ENDED DECEMBER 31,
	2004	2003		2002		2001		2000
Operating revenues	$78,258	$31,298		$52,833		$46,891		$38,786
Income from continuing operations	$3,238	$1,832		$5,300		$9,564		$9,564
Net income	$4,419	$9,581		$6,086		$10,216		$10,158
Income from continuing operations per common share, basic and diluted	$0.59	$0.33		$0.97		$1.75		$1.75
Earnings per common share, basic and diluted	$0.81	$1.75		$1.11		$1.87		$1.85
Total assets	$535,180	$348,249		$243,492		$203,778		$136,523
Long-term obligations	$334,355	$183,142		$100,586		$72,496		$19,373
Cash dividends per common share	$0.25		(2)		(2)		(2)		(2)
Weighted average number of common shares outstanding (3)	5,477,212	5,477,212	(3)	5,477,502	(3)	5,477,812	(3)	5,479,538	(3)

(1)
Dividends totaling $1,369,000 have been paid

(2)
No dividends were declared or paid.

(3)
Weighted average number of common shares outstanding have been restated to reflect the 2-for-1 stock split, effected in the form of a stock dividend in 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview.

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential properties and selling both developed and undeveloped land.

The expiration of the GSA lease at the Waterfront Complex (see Item 2. Properties) in September 2002 led to a change in our strategy. With the goal of replacing the revenue and income generated by this property, we began to aggressively acquire real estate assets. We applied a dual investment approach, investing in both operating commercial and residential properties that generate immediate returns that are relatively stable and predictable in addition to investments in development projects where returns are generally higher but are less immediate, stable or predictable.

To implement our strategy we took advantage of our strong liquidity position, a low interest rate environment and our core strengths, including our extensive experience and knowledge of the real estate industry; our strong relationships with financial institutions, real estate investors, management companies and developers; our ability to perform due diligence, arrange financing and execute a transaction in an efficient and expedient manner, and our reputation and track record for executing such transactions.

We acquire operating, commercial and residential properties that we identify as having the potential for increased returns and employ management companies with in-depth knowledge of their local markets to manage the properties. Together with the management companies, we implement capital expenditure and leasing programs to increase the property's occupancy rates, revenue and overall value. For development projects, we partner with well-respected regional and national developers to acquire real estate for the purpose of developing residential for-sale condominium units, residential rental apartment units, commercial properties and residential land.

To achieve the highest possible risk-adjusted return on our invested capital, we seek to minimize the amount of equity we invest in any one acquisition property through obtaining or assuming high levels of debt relative to the purchase price of the assets we acquire, while still maintaining strong debt service coverage ratios on our mortgage debt. In some instances we further minimize our required equity contributions through entering into joint venture agreements with unaffiliated third party investors.

During the two year period ended December 31, 2004, we acquired, through both wholly-owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, a total of 15 commercial office buildings containing approximately 1,200,000 square feet of office space and two residential apartment properties containing 764 apartment units. The total purchase price of these acquisitions was approximately $206,214,000. In connection with these acquisitions, we placed or assumed fixed-rate mortgage debt totaling $158,918,000 at an average interest rate of 5.41% and placed variable-rate mortgage debt of $15,000,000.

During the two year period ended December 31, 2004, we also acquired, through both wholly-owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate in our financial statements, 10 parcels of real estate for the purpose of developing residential for-sale condominium units, residential rental apartment units and residential lots. The total purchase price of these acquisitions was approximately $77,000,000. In connection with these acquisitions, we drew down approximately $47,000,000 on acquisition and development loans and an unsecured line of credit, and obtained homebuilder deposits totaling $10,000,000.

In 2004 we began to realize the benefits of our acquisition activity. These benefits should be further realized in 2005 with a full year of operations of properties we acquired in 2004, as well as further income generated from the sale of residential apartment units and residential lots that are either completed or are currently under development.

We now have a diversified portfolio of assets across the real estate spectrum that encompasses the following four real estate segments: commercial property rentals; residential apartment rentals; hospitality; and commercial, residential and land development. Our real estate investments are located in the Washington DC, Philadelphia, Pennsylvania, Baltimore, Maryland, Ocean City, Maryland, Orlando, Florida and Tampa, Florida metropolitan areas.

While we are focused on growing our portfolio of assets, we also divest of underperforming or older properties that either do not generate adequate returns or do not fit with our overall strategy. During the two year period ended December 31, 2004 we sold, for a total of approximately $17,900,000, a commercial building leased to a nursing home operator, 95% of our interest in a residential apartment complex, and five commercial properties leased to convenience store operators. In the future we may continue to divest of properties that either do not generate adequate cash returns or do not fit our overall goals and objectives. In general, we try to conduct the sale of property as part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, defer the taxable gain on sale.

In 2005 we will continue our strategy of investing in both operating properties and in development real estate. Our biggest challenge in 2005 will be to continue to utilize our cash and other sources of financing available to purchase real estate that has the potential to generate strong cash returns on our investment, in an interest-rate environment that may not be as accommodating as it has been in recent years, and to maximize the cash returns on our existing assets. While short term interest rates rose steadily during the year ended December 31, 2004, with the one month LIBOR rate increasing by 130 basis points, the yield curve flattened, evidenced by the 10 year Treasury Note decreasing by three basis points. As a result, the rates at which we were able to obtain fixed-rate mortgage financing were not significantly affected. However, there is no assurance that long-term rates will remain low. It is widely anticipated that the Federal Reserve Board will continue to raise short term interest rates and there is no guarantee that the yield curve will remain flat. In a speech made on February 16, 2005, Federal Reserve Chairman Alan Greenspan stated that the decline in long-term bond yields since the Federal Reserve began raising short-term rates was a "conundrum", which may prove to be a "short-term aberration". While interest rates remain low our strategy will continue to involve obtaining high debt levels relative to the purchase price of acquired properties. However, should interest rates increase we may be required to obtain lower levels of debt and look for greater participation from our equity partners or invest larger amounts of our own equity. A higher interest rate environment would also raise our cost of capital, thereby making it more difficult to find acquisition opportunities that have the potential to meet or exceed our required returns on investment.

The discussion that follows is based primarily on our consolidated balance sheets as of December 31, 2004 and 2003, and the results of operations for the years ended December 31, 2004, 2003 and 2002 and should be read along with the "Selected Financial Data," and our consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by operating properties in the process of being repositioned, acquisitions and dispositions of commercial and residential properties, residential subdivisions fully developed and completed, the acquisition and subsequent partial sale of undeveloped commercial and residential lots, and the acquisition and subsequent partial development and sale of residential lots. Historical results set forth in the "Selected Financial Data" and our consolidated financial statements are not necessarily indicative of our future financial position and results of our operations.

Application of Critical Accounting Policies

Our accounting policies comply with accounting principles generally accepted in the United States. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of significant judgment in their application.

Rental Property and Equipment

On an annual basis, we assess whether there are any indicators that the value of our real estate properties may be impaired. A property's value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Our estimate is based on a subjective assessment that considers factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, an impairment charge is recorded, resulting in an immediate negative adjustment to net income. The impairment amount is measured as the excess of the carrying amount of the property over the fair value of the property, such fair value calculated on a discounted future cash flow basis using a risk-adjusted discount rate. The assessment of impairment could affect both our earnings and the carrying value of property on our balance sheet. If for a given property we were to make a different estimate of future cash flow it could affect the determination as to whether impairment has occurred.

Acquisition of Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of our estimates in connection with acquisitions and future impairment analysis could be material to our consolidated financial statements.

In accordance with SFAS No. 141, we are also required to reflect on our balance sheet the fair value of debt assumed in connection with our acquisitions. In order to calculate the fair value of assumed debt we are required to discount the cash flows relating to the debt, by an interest rate that is an estimate of the market rate of interest for a loan of that type, taking into account such factors as the cash flow generated by the property, any guarantees of indebtedness, and the amount of debt relative to the property's fair market value. The estimate of fair value of the assumed debt will affect our interest expense and the carrying amount of the assumed debt on our balance sheet.

Cost of Real Estate Sales

Homebuilding and land development costs are charged to the cost of the homes and land parcels sold under either the specific identification or relative sales value basis methods, based on what is deemed more appropriate for the project. The relative sales value basis method requires us to estimate the total project revenue. An inaccurate projection of total revenue would affect the cost of sales recorded related to the sale of homes and developed land.

Investments in Joint Ventures

For all our joint ventures, we are required to determine if the entity is a variable interest entity (VIE). Such a determination includes, among other requirements, that we evaluate whether the equity investment at risk is sufficient to allow the entity to finance its activities without additional subordinated support from others. If the equity at risk is not sufficient then the entity is considered a VIE and is subject to consolidation based on the guidelines of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). If the equity at risk is sufficient, and various other conditions are met, then the entity is not considered to be a VIE.

If a joint venture of ours is a VIE under FIN 46R, we are required to determine whether we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE. If we are the primary beneficiary, then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we do not consolidate our investment in the joint venture.

Our evaluation of the sufficiency of equity at risk and our determination of the primary beneficiary is based on subjective assessments that involve our estimating a number of possible future outcomes of cash flows for the entity as well as the probability of each outcome occurring. This process includes our estimating future operating income and losses, taking into account industry trends, the impact of macro economic forces, as well as the effects of demand, competition and other factors. The evaluation of the sufficiency of equity of a joint venture and the determination of the primary beneficiary will affect the presentation of that joint venture in our consolidated balance sheet and results of operations.

Depreciation Expense

We use judgment in order to allocate the purchase price of all acquired assets and assign useful lives to those assets that have finite lives. Depreciation expense is generally computed using the straight-line method applied over the deemed useful life of depreciable assets. Tenant improvements are capitalized and amortized over the term of the corresponding lease. Repairs, maintenance and minor improvements are expensed as incurred. The allocation of the purchase price to assets or assignment of useful lives will affect the amount of depreciation expense recorded.

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items from our audited consolidated balance sheets as of the dates presented (in thousands):

	December 31, 2004	December 31, 2003	Change 2003 to 2004
			Increase (decrease)
Assets:

Rental property and equipment, at cost	$319,322	$203,335	$115,987
Property and land under development	129,595	22,127	107,468
Cash, cash equivalents, and investments	49,943	66,196	(16,253)
Investments in and advances to joint ventures	9,842	35,230	(25,388)
Deferred charges and other assets, net	31,523	13,887	17,636
Total assets	535,180	348,249	186,931
Liabilities and Shareholders' Equity:

Mortgage and construction loans and other debt	334,355	183,142	151,213
Total liabilities	371,067	204,367	166,700
Minority interest	32,968	15,787	17,181
Shareholders' equity	131,145	128,095	3,050

Material changes in assets include:

  •
  Rental property and equipment, at cost increased primarily as a result of the acquisition of the Fort Washington Executive Center, the Baltimore portfolio of commercial office buildings, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building.

  •
  Property and land under development increased primarily as a result of the acquisition of and initial development work performed on the 640 North Broad, Laguna Vista, Golfview, the School District of Philadelphia ground, 146 Street, 400 S. Philadelphia and Seaside projects as well as development costs incurred at the Cigar Factory, partially offset by sales of Clarksburg Ridge lots and Cigar Factory condominium units. The balance also increased due to the consolidation of Waterfront Associates, LLC, the entity that owns the Waterfront Complex, into our consolidated balance sheet, effective March 31, 2004.

  •
  Cash, cash equivalents and investments decreased in total primarily due to the use of cash in acquisitions.

  •
  Investments in and advances to joint ventures decreased primarily due to the consolidation of Waterfront Associates, LLC into our consolidated balance sheet, effective March 31, 2004.

  •
  Deferred charges and other assets, net increased primarily due to the value assigned to the in-place leases of properties we acquired in 2004.

Material changes in liabilities include:

  •
  Mortgage and construction loans and other debt increased primarily as a result of mortgage and construction loans obtained or assumed in connection with the acquisition of the Fort Washington Executive Center, the Baltimore portfolio of commercial office buildings, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building, the 640 North Broad building, Laguna Vista, Golfview and Seaside.

  •
  Minority interest increased primarily as a result of the consolidation of Waterfront Associates, LLC into our consolidated balance sheet effective March 31, 2004.

  •
  Shareholders equity increased due to net income recorded for year ended December 31, 2004, which was partially offset by cash dividends declared and paid during the year.

Financial Overview.

Results of Operations—Comparison of the results of operations for the year ended December 31, 2004 compared to 2003.

The following table reflects key line items from our statements of operations for the years ended December 31, 2004 and 2003 (in thousands, except percentages):

	2004	2003	Change 2003 to 2004	% Change 2003 to 2004
			Increase/(decrease)

Revenues from commercial rental properties	$33,152	$15,864	$17,288	109.0
Revenues from residential rental properties	10,343	4,592	5,751	125.2
Revenues from hospitality properties	8,099	7,896	203	2.6
Revenues from homebuilding and residential lots	24,605	1,633	22,972	1,406.7
Other revenues	2,059	1,313	746	56.8
Total operating revenues	78,258	31,298	46,960	150.0
Commercial operating expenses	13,195	6,484	6,711	103.5
Residential operating expenses	5,017	2,389	2,628	110.0
Hospitality operating expenses	6,172	5,236	936	17.9
Commercial depreciation and amortization expense	9,163	4,272	4,891	114.5
Residential depreciation and amortization expense	2,680	1,025	1,655	161.5
Cost of homebuilding and residential lots	21,071	1,650	19,421	1,177.0
General and administrative expense	3,973	3,762	211	5.6
Interest expense	13,998	8,025	5,973	74.4
Income from investments in joint ventures	1,360	1,725	(365)	(21.2)
Gain on sale of investments in joint ventures	624	—	624	—
Minority interest	2,007	49	1,958	3,995.9
Income from discontinued operations, net of tax	1,181	7,749	(6,568)	(84.8)
Net income	4,419	9,581	(5,162)	(53.9)

General Overview.

Total operating revenues for the year ended December 31, 2004 increased by $46,960,000 over total operating revenues for 2003. The increase was primarily due to revenue generated from sales of residential lots at Clarksburg Ridge and sales of condominium units at Cigar Factory, along with revenue generated from the acquisition of Victoria Place and The Fountains apartment complexes and the 900 Northbrook commercial building, in the second half of 2003 and the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building in the first quarter of 2004.

Net income for the year ended December 31, 2004 decreased by $5,162,000 compared to net income for 2003. The decrease was primarily due to a $7,129,000 gain, net of taxes, recorded in 2003 relating to the sale of a commercial building leased to a nursing home operator and the sale of 95% of our interest in a residential apartment complex, partially offset by increased income from sales of residential lots and condominium units.

Commercial Rental Properties.

At December 31, 2004, our commercial portfolio of properties owned by entities that we consolidate consisted of 33 commercial property buildings containing 2,253,000 square feet of space compared to 18 commercial property buildings containing 1,120,000 square feet of commercial space at December 31, 2003, an increase of 1,133,000 square feet.

The $17,288,000 revenue increase in 2004 relative to 2003 primarily represents a $16,010,000 increase related to the acquisition in 2004 of the Fort Washington Executive Center, the Baltimore portfolio of commercial office buildings, the West Germantown Pike commercial office buildings and the One Northbrook commercial office building, and the acquisition in 2003 of the 900 Northbrook commercial office building. The remaining increase is primarily due to an increase in the average occupancy during the year, primarily at Washington Business Park.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased relative to 2003 by $6,711,000 due to operating expenses from properties acquired in 2004 and a full year of expenses from properties acquired in 2003.

Depreciation and amortization expense in 2004 increased by $4,891,000 over the prior year due to the depreciation expense recorded related to the 2004 and 2003 acquisitions.

We expect rental revenues, operating expenses and depreciation expense to all increase in 2005 due to the acquisitions we have made in 2004.

Residential Rental Properties.

At both December 31, 2004 and December 31, 2003, our residential portfolio of properties owned by entities that we consolidate, consisted of three residential properties, containing a total of 942 apartment units.

The $5,751,000 increase in residential rental revenue over the prior year can be primarily attributed to a $5,641,000 increase in revenue reflecting a full year of revenues from Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $2,628,000 over the prior year can be primarily attributed to a full year of operating expenses from Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased by $1,655,000 over the prior year primarily due to a full year of expense from Victoria Place and The Fountains.

Hospitality Properties.

The average daily room rate at The Inn at the Colonnade increased to $134.13 from $130.37 in the prior year, while occupancy decreased to 65.3% from 67.1%. Revenue per available room ("REVPAR") increased to $87.59 from $87.48 in the prior year. The average daily room rate at the Holiday Inn increased to $83.70 from $75.38 in the prior year, while occupancy decreased to 60.3% from 69.7%. REVPAR decreased to $50.47 from $52.54 in the prior year.

Revenue increased by $203,000 over the prior year primarily due to an increase in REVPAR at the Inn at the Colonnade, partially offset by lower REVPAR at the Holiday Inn.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $936,000 compared to 2003. The increase can be primarily attributed to increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff in 2004 and severance payments made and management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2004 increased by $22,972,000 compared to the prior year. The increase can be attributed to the sale in 2004 of 138 developed lots at Clarksburg Ridge, 13 condominium units at Cigar Factory and two condominium units at Golfview, compared to the sale in 2003 of 11 developed lots at Clarksburg Ridge and one remaining home in a residential subdivision we developed in 2002.

The cost of homebuilding and residential lots in 2004 increased by $19,421,000 compared to the prior year. The increase can be attributed to the cost of sales allocated to the developed lots and condominium units sold at Clarksburg Ridge, Cigar Factory and Golfview.

Other Revenues.

Other revenues in 2004 increased by $746,000 compared to 2003, primarily due to the payment in full by Third Street S.W. Investors (Third Street"), a joint venture in which we have a 1% ownership interest, of a note receivable for which $1,584,000 had been previously written-off as uncollectible. This increase was partially offset by decreased management fee income earned on the residential properties we managed.

General and Administrative Expense.

General and administrative expense increased by $211,000 compared to 2003 primarily due to higher salary and benefits expense due to the hiring of additional personnel as well as an increase in consulting expense in 2004, partially offset by a $274,000 pension liability accrual recorded in 2003.

Interest Expense.

The increase in interest expense of $5,973,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Fort Washington, Victoria Place, The Fountains, the Baltimore portfolio, West Germantown Pike, One Northbrook and 900 Northbrook. For the years ended December 31, 2004 and December 31, 2003, we capitalized interest of $1,738,000 and $1,023,000, respectively related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.

Gain on sale of investments in joint ventures increased by $624,000 due to a $731,000 gain recorded in 2004, related to the sale of our 25% interest in Congressional Village Associates, LLC ("Congressional South"), a joint venture that owned a shopping center. This gain was partially offset by a $107,000 loss recorded in 2004, related to the sale of all the assets owned by Builders Leasing Company, a joint venture in which we had a 20% ownership interest.

Income from Investments in Joint Ventures.

Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $365,000 in 2004 primarily due to the sale in 2003 of five parcels consisting of approximately 15 acres of undeveloped land at Washington Business Park compared to no land sales by unconsolidated joint ventures in 2004, partially offset by increased income at 1925K Street and Redwood Commercial in 2004.

Provision for Income Taxes.

The provision for income taxes, which includes a provision for both income from continuing operations and income from discontinued operations has been calculated by applying an effective tax rate of 28.6% in 2004 and 31.3% in 2003. The effective tax rates reflect a reduction from the statutory rates primarily for tax-exempt interest earned on investments in municipal obligations.

Income from Discontinued Operations, net of tax.

Discontinued operations, net of tax, decreased by $6,568,000, primarily due to a $7,129,000 gain, net of taxes, recorded in 2003 relating to the sale of Maplewood Manor, a commercial building leased to a nursing home operator and the sale of 95% of our interest in Town Square Commons, LLC ("The Commons"), which owned a residential apartment complex. In 2004 gains on sale, net of taxes, totaling $1,462,000 were recorded relating to the recognition of a deferred gain on the sale of a residential apartment building and a gain on the sale of five commercial properties leased to convenience store operators.

Results of Operations—Comparison of the results of operations for the year ended December 31, 2003 compared to 2002.

The following table reflects key line items from our statements of operations for the years presented (in thousands, except for percentages):

	2003	2002	Change 2002 to 2003	% Change 2002 to 2003
			Increase/(decrease)

Revenues from commercial rental properties	$15,864	$34,318	$(18,454)	(53.8)
Revenues from residential rental properties	4,592	1,578	3,014	191.0
Revenues from hospitality properties	7,896	7,571	325	4.3
Revenues from homebuilding and residential lots	1,633	8,176	(6,543)	(80.0)
Income from investments in joint ventures	1,725	1,607	118	7.3
Interest income	2,041	2,738	(697)	(25.5)
Total operating revenues	31,298	52,833	(21,535)	(40.8)
Commercial operating expenses	6,484	10,576	(4,092)	(38.7)
Residential operating expenses	2,389	1,091	1,298	119.0
Hospitality operating expenses	5,236	4,751	485	10.2
Residential depreciation expense	1,025	218	807	370.2
Cost of homebuilding, residential lots and other development	1,650	7,259	(5,609)	(77.3)
General and administrative expense	3,762	3,497	265	7.6
Interest expense	8,025	7,078	947	13.4
Minority interest	49	6,422	(6,373)	(99.2)
Other expenses	14	3,115	(3,101)	(99.6)
Income from discontinued operations, net of tax	7,749	786	6,963	885.9
Net income	9,581	6,086	3,495	57.4

General Overview.

Total operating revenues for the year ended December 31, 2003 decreased by $21,535,000 over total operating revenues for 2002. The decrease was primarily due to the September 2002 expiration of the GSA lease at the Waterfront Complex. The GSA lease generated $19,555,000 of revenue in 2002. In addition, there were fewer residential home and lot sales in 2003 compared to 2002. In 2003 we earned $1,633,000 in revenue from residential home and lot sales, compared to $8,176,000 of revenue earned in 2002. This decrease in revenue was partially offset by increased revenue generated from our acquisition in the third and fourth quarters of 2003 of the Victoria Place and The Fountains residential apartment complexes and the 900 Northbrook commercial office building.

Net income for the year ended December 31, 2003 increased by $3,495,000 compared to net income for 2002. The increase was primarily due to a $7,129,000 gain, net of taxes, recorded in 2003 relating to the sale of a commercial building leased to a nursing home operator and the sale of 95% of our interest in a residential apartment complex. This increase was partially offset by lower income resulting from the GSA lease expiration. In 2002 the GSA lease generated $6,910,000 of pre-tax income. In addition in 2003, we generated $784,000 less in pre-tax income from the sale of residential homes and lots as compared to 2002.

Commercial Rental Properties.

At December 31, 2003, our commercial portfolio of properties owned by entities that we consolidate, contained approximately 1,120,000 square feet of commercial space, compared to approximately 1,054,000 square feet at December 31, 2002, an increase of approximately 66,000 square feet. The average lease space available during 2003 decreased from 2002 by approximately 776,000 square feet, primarily as a result of the September 2002 expiration of the GSA lease at the Waterfront Complex, and subsequent deconsolidation of the entity that owns the Complex, which comprised approximately 1,066,000 square feet of commercial space.

The $18,454,000 revenue decrease in 2003 relative to 2002 can be primarily attributed to a $19,555,000 decrease in revenue related to the GSA lease at the Waterfront Complex, partially offset by a $604,000 increase in revenue related to the January, 2002 acquisition of the Versar Center and the November, 2003 acquisition of the 900 Northbrook building, and an increase in revenue at Washington Business Park and the Sudley North Buildings due to higher occupancy rates.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2003 decreased relative to 2002 by $4,092,000 primarily due to a $4,922,000 decrease in expenses related to the GSA lease at the Waterfront Complex, partially offset by a $433,000 increase in expenses related to the Versar Center and the 900 Northbrook building acquisitions and an increase in expenses related to all other commercial buildings principally as a result of higher snow removal and utility costs due to severe weather conditions and record snowfalls in the Washington, DC region during the first quarter of 2003.

Residential Rental Properties.

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

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $1,298,000 over the prior year can be primarily attributed to an increase in operating expenses from the acquisitions of Victoria Place and The Fountains.

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

The $325,000 increase in revenue over the prior year reflects a $405,000 increase in revenue at the Holiday Inn, partially offset by an $80,000 decrease in revenues at the Inn at the Colonnade. The increase in revenue at the Holiday Inn is primarily due to increased military operations at neighboring Andrews Air Force Base. The decrease in revenue at the Inn at the Colonnade is indicative of the continued weak demand in the hospitality industry as a result of the slow economy in 2003.

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

Homebuilding, Residential Lots and Other Construction.

Homebuilding, residential lots and other construction revenue in 2003 decrease by $6,543,000 compared to the prior year. The decrease can be primarily attributed to the sale in 2002 of 48 homes and six lots in the Yorkshire Knolls subdivision and the final seven lots in the St. Mary's County subdivision, compared to the sale in 2003 of 11 developed lots in Clarksburg Ridge and the final home in the Yorkshire Knolls residential subdivision.

The cost of homebuilding, residential lots and other construction in 2003 decreased by $5,609,000 compared to the prior year. The decrease can be primarily attributed to fewer residential homes and lot sales.

Interest Income.

Interest income in 2003 totaled decreased by $697,000 compared to the prior year. The decrease is attributable to lower interest rates compared to the prior year, coupled with a lower balance in our short-term investment portfolio relative to the prior year, due to the use of funds for investment purposes.

Income from Investments in Joint Ventures.

Income from investments in joint ventures consists of our share of profits and losses generated by non-consolidated joint ventures and partnerships in which we hold an equity interest. Income from equity investments increased in 2003 by $118,000 over the prior year. The increase can be primarily attributed to a $439,000 increase related to the operations at Congressional South, in which we invested in December 2002 and a $712,000 increase related to 1925K Street, which was acquired in June 2002, partially offset by a $1,016,000 decrease related to WBP Undeveloped Land, due to lower margins on land parcel sales.

General and Administrative Expense.

The increase in general and administrative expense of $265,000 over the prior year is primarily due to an increase in salaries, pension costs and legal, accounting and consulting fees, partially offset by a decrease in bonuses. In 2002 a $1,000,000 performance bonus was paid to the Company's Co-Chairman Charles S. Bresler.

Interest Expense.

The increase in interest expense of $947,000 over the prior year is primarily due to interest on debt obtained or assumed in 2003 in connection with the acquisition of Victoria Place, The Fountains and 900 Northbrook, as well as interest on the debt placed on the Paradise Sudley North Office Buildings in 2002.

Minority Interest.

Minority interest expense in 2003 decreased by $6,373,000 primarily due to the expiration of the GSA lease at the Waterfront Complex. The lease expiration and the subsequent contribution of the Complex to an unconsolidated joint venture, resulted in a reduction in minority interest expense of $5,915,000.

Other Expenses.

Other expenses during 2003 decreased by $3,101,000. The decrease can be attributed to a $1,620,000 accrual established in 2002 for expenses associated with the removal of hazardous materials at the Waterfront Complex; an $891,000 impairment allowance established in 2002 related to the write-down of our 50% share of Tech High Leasing; a write-down of three vacant properties that had previously been leased to convenience store operators, and a $585,000 write-off in 2002 for cash advances made to Third Street during that year, of which collection was uncertain.

Income from Discontinued Operations, Net of Tax.

The increase in income from discontinued operations, net of tax, of $6,963,000 is primarily attributable to a $1,711,000 gain, net of tax, related to the sale of Maplewood Manor and a $5,418,000 gain, net of tax, related to the sale of 95% of our interest in The Commons.

Funds From Operations.

We consider Funds From Operations ("FFO") to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our operating performance, although FFO should be reviewed in conjunction with net income which remains the primary measure of performance. FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under generally accepted accounting principles ("GAAP") assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts ("NAREIT") created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

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

Our funds from operations were $15,953,000 in 2004, compared to $9,753,000 in 2003, an increase of $6,200,000 or 63.6%. The increase is primarily due to funds from operations generated from properties we acquired in 2004, a full year of funds from operations generated from properties we acquired in 2003 and increased sales in 2004 of residential homes and lots.

Our funds from operations were $9,753,000 in 2003, compared to $11,221,000 in 2002, a decrease of $1,468,000 or 13.1%. The reduction is primarily the result of the GSA lease expiration and fewer home sales, partially offset by an increase in funds from operations from land sales as well as from properties acquired in 2003 and 2002.

The following table reflects the calculation of FFO (in thousands):

	For the years ended December 31,
	2004	2003	2002
Net income	$4,419	$9,581	$6,086
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	12,659	7,301	5,135
Add: Income tax expense from property sales	749	4,753	—
Less: Gain on sale of properties	(1,874)	(11,882)	—

Funds from operations	$15,953	$9,753	$11,221

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are cash from our operations, our ability to obtain mortgage and other financing and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding working capital requirements and payments of debt, capital expenditures and corporate expenses. With current cash and cash equivalents and investments that are principally short-term in nature, totaling $49,943,000 at December 31, 2004, our sources of cash are sufficient to meet our liquidity needs; however we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities:

During the year ended December 31, 2004 net cash provided by operating activities was $5,755,000.

Investing Activities:

During the year ended December 31, 2004 net cash used in investing activities totaled $102,256,000. We experienced cash outflows of $131,547,000, primarily for the acquisition of the Fort Washington Executive Center, the Baltimore portfolio of commercial office buildings, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building and the 640 North Broad Building, along with the purchase of the ground from the School District of Philadelphia. These outflows were reduced by cash inflows totaling $29,291,000 primarily consisting of proceeds received from the liquidation of a portion of our investments in municipal obligations and distributions received from joint ventures.

Financing Activities:

During the year ended December 31, 2004 net cash provided by financing activities totaled $92,854,000. This primarily resulted from the placement of mortgage debt related to the acquisition of the Fort Washington Executive Center, the Baltimore portfolio of commercial office buildings and the One Northbrook commercial office building, as well as a draw under a development acquisition loan for the acquisition of the 640 North Broad Building and draws on an unsecured line of credit for the purchase of the ground from the School District of Philadelphia. Reductions in cash as a result of cash dividend distributions, loan principal payments and an increase in deposits held in escrow were partially offset by amounts contributed by our equity partners into joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures. At December 31, 2004, we had $40,029,000 of such investments.

Future Capital Requirements

Pursuant to several of our loans, we are required to maintain a minimum liquidity (cash, cash equivalents and investments that are short-term in nature) of $30,000,000. Furthermore, pursuant to our $30,000,000 unsecured acquisition line of credit, we are required to maintain a minimum liquidity to total unsecured debt ratio of 1.5 to 1.0. At December 31, 2004 we had a liquidity balance of $49,943,000 and a liquidity to unsecured debt ratio of 3.4 to 1.0. Management has determined the maximum amount that we could use of our cash, cash equivalents and short-term investments, together with the maximum amount that we could borrow under our line of credit, and still be in compliance with our debt covenants, totals approximately $25,000,000 at December 31, 2004. While the availability of these funds is further restricted by covenants on the line of credit minimizing the amount of total draws that can be used for purchases of real estate related to development and requiring draws to be made for the purchase of unencumbered real estate only, the funds available should enable us to quickly respond to real estate acquisition opportunities in 2005.

In May, 2004 we received from the franchisor of our Holiday Inn Express hotel, a Notice of Default and Termination of the license agreement ("Termination Notice"), based on our failure to meet the quality and service requirements for the hotel. Based on the Termination Notice, in order to avoid the termination of our license agreement we are required to perform various capital improvements and reach certain guest satisfaction score levels, by June 6, 2005. In 2004 we hired a new management company to manage the property and began a complete renovation of all the hotel rooms and the hotel lobby, with such renovation expected to be completed by April, 2005. Termination of the license agreement would be an event of default under our loan agreement. The loan agreement also provides for a prepayment penalty. The total amount outstanding under the loan was $3,627,000 at December 31, 2004. Management believes we have sufficient liquidity to pay off the loan together with the prepayment fee, in the event our license is terminated and we are unable to refinance the loan.

Projected cash flow from operations for 2005 indicates that current obligations and working capital needs can be met. Unanticipated funding requirements that could surface include unexpected revenue losses caused by tenant defaults or bankruptcies that have a detrimental effect on the cash flow generated from operations. In addition, we have an extensive development and construction pipeline. These development projects may require additional equity contributions should we be unable to obtain the necessary financing or should the existing construction loans be insufficient to fund development cost overruns.

Long term our main challenge will be to refinance our existing fixed-rate debt at interest rates that will allow us to continue to maximize cash returns on our investments. At December 31, 2004 the weighted average interest rate on our fixed-rate mortgage debt was 6.1%. Based on the fixed-rate debt outstanding at December 31, 2004, a 100 basis point increase in the weighted average interest rate on our debt would increase our annual financing costs by approximately $2,561,000. Our fixed-rate mortgage debt, matures on average in approximately 10 years, beginning in 2007 (see annual contractual principal payments schedule in the footnotes to the financial statements).

Off-Balance Sheet Commitments

As of December 31, 2004, our off-balance sheet commitments were as follows:

  •
  We have provided an unconditional and irrevocable payment guaranty of $5,500,000 in connection with a loan made by Wachovia Bank N.A to 1925K Street. The loan matures in April 2007 and may be extended for up to an additional two years at the option of the borrower.

  •
  We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under a $7,100,000 construction loan, made to Arbor Crest. The loan matures in January 2006. At December 31, 2004, the outstanding loan balance totaled $6,436,000. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance when Arbor Crest maintains a debt service ratio of 1.25 to 1.0 for a period of one year.

  •
  We have guaranteed repayment of 66.7% of the loan balance outstanding under the $6,300,000 acquisition and construction loan, made by Citizen's Bank of Pennsylvania to Cigar Factory. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date (including any extension) of the loan. At December 31, 2004, the outstanding loan balance totaled $1,566,000.

  •
  Based on the operating agreement of WALLC, K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions is required to be made by K/FCE. Thereafter each member's required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution. To date K/FCE has contributed approximately

    $10,000,000 to the joint venture. At this time we cannot determine the likelihood of our having to make any contribution to the joint venture.

  •
  In connection with a $15,100,000 construction loan made by Wachovia Bank, N.A to Laguna Vista, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista, at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. The outstanding loan balance totaled $10,236,000 at December 31, 2004.

  •
  We have guaranteed repayment of the entire loan balance outstanding under both a $32,000,000 acquisition and construction loan and a $6,900,000 bridge construction loan made by Wachovia Bank, N.A to 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two, one-year extension options. The outstanding loan balance under these loans totaled $8,128,000 at December 31, 2004.

  •
  We have guaranteed repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan made by Wachovia Bank, N.A to the entities that own seven of the Baltimore properties. The loan matures in 2006 and provides for two, two-year extension options. The outstanding loan balance totaled $15,000,000 at December 31, 2004.

  •
  Paradise Developers, a wholly-owned subsidiary of ours, has obtained a $7,044,000 development loan from Wachovia Bank, N.A, maturing in 2006, the full amount of which we have guaranteed. At December 31, 2004 there were no loan draws outstanding under the loan.

  •
  In connection with the two mortgage loans obtained for the Fort Washington Executive Center, we have entered into two master lease agreements with the lender. One requires us to lease 41,000 square feet of office space at an annual rent of $21.25 per square foot for a five year term ending February 2009, provided a lease for this space is not obtained. In 2004, the joint venture obtained a lease covering 5,000 square feet of this space, with such lease providing for first year rent of $18.00 per square foot. In January 2005, the joint venture obtained a lease covering 30,000 square feet of this space, with such lease providing for first year rent of $21.25 per square foot. The other master lease agreement requires us to lease 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, provided a major tenant fails to exercise a five year extension option on their lease at that time.

  •
  In connection with the mortgage loan obtained for the One Northbrook building, we have entered into a master lease agreement with the lender. The agreement requires us to lease 9,000 square feet of office space at an annual rent of $24.25 per square foot for a five year term, beginning February 2004, provided a lease for this space is not obtained. In 2004, we obtained leases covering approximately 7,000 square feet of this space, with such leases providing for first year rent of between $20.75 per square foot and $23.50 per square foot. In March 2005 we obtained a lease covering the remaining square feet under the master lease agreement, with such lease providing for first year rent of $19.00 per square foot.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payments Due by Period
	Total	Less than 1-Year	1-3 Years	3-5 Years	More than 5-Years
Long-term debt obligations (1)	$334,182	$28,792	$84,043	$7,729	$213,618
Fixed interest payments	149,935	14,490	28,379	27,238	79,828
Operating lease obligations	7,612	254	520	534	6,304
Outstanding letters of credit	156	156	—	—	—

Total	$491,885	$43,692	$112,942	$35,501	$299,750

(1)
Included on balance sheet.

During 2003 we assumed debt with a principal balance of $24,600,000. This assumed debt had a premium balance of $173,000 as of December 31, 2004.

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

At December 31, 2004 we had $78,284,000 of variable-rate debt outstanding. In addition, a joint venture in which we have an 85% non-controlling interest had $20,121,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at December 31, 2004, a 100 basis point increase in market interest rates would impact our pre-tax earnings by approximately $984,000. Assuming the rate increase is not caused by an increase in credit spreads and that there is a proportionate 100 basis point increase in returns on our cash, cash equivalents and investments, our annual interest income would increase by approximately $500,000.

Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at December 31, 2004, the carrying amount of our total fixed-rate debt was $256,071,000 compared to an estimated fair value of $253,737,000.

Item 8.    Financial Statements and Supplementary Data

The financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 5, 2004, upon recommendation of the Audit Committee and approval of the Board of Directors, we dismissed Ernst & Young LLP ("Ernst & Young") as our independent auditors. Effective as of that date, we appointed Deloitte & Touche LLP ("Deloitte & Touche") to serve as our independent auditors for the year ended December 31, 2004.

Ernst & Young's reports on our consolidated financial statements for the years ended December 31, 2003 and December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2003 and December 31, 2002 and through the dismissal date, there were: (i) no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of the years ended December 31, 2003 and December 31, 2002 and through the appointment date, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On June 27, 2002, upon recommendation of the Audit Committee and approval of the Board of Directors, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors. Effective as of that date, we appointed Ernst & Young to serve as our independent auditors for the year ended December 31, 2002.

Arthur Andersen's reports on our consolidated financial statements for the years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and December 31, 2000 and through the dismissal date, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the matter in their report; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of the years ended December 31, 2001 and December 31, 2000 and through the appointment date, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act of 1934 (the "Exchange Act"). During the fourth quarter of 2004, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Item 9B.    Other Information

No information is required to be disclosed under this Item.

PART III

Item 10. Directors and Executive Officers of the Company

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year, except for the information contained in such definitive proxy statement under the captions "Board Compensation Committee Report on Executive Compensation" and "Performance Graph."

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by the Company pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A. Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements
Schedule III—Real estate and accumulated depreciation as of December 31, 2004
Schedule IV—Mortgage loans on real estate as of December 31, 2004
Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

B. Exhibits

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (Incorporated by reference to Exhibit 3A of Registrant's Quarterly Report on Form 10-Q for the second quarter of 1991, filed August 14, 1991.)
3.2
Certificate of Amendment to Certificate of Incorporation filed September 1, 2004 (incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the third quarter of 2004, filed November 15, 2004.
3.3	Amended and Restated By-laws of Registrant. (Incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for 2001, filed April 1, 2002.)
3.4	First Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.3 of Registrant's Report on Form 10-K for 2002, filed March 31, 2003.)
3.5	Second Amendment to Bresler & Reiner, Inc. Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed February 26, 2003.)
9.1
First Amended and Restated Shareholders Agreement, dated as of July 31, 2002, by and between Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, Joint Tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 2.5 to Registrant's Current Report on Form 8-K, filed August 8, 2002.)
9.2
Second Amended and Restated Shareholders Agreement, dated as of February 21, 2003, by and among Bresler Family Investors, LLC, Burton J. Reiner and Anita O. Reiner, husband and wife as joint tenants, Burton and Anita Reiner Charitable Remainder Unitrust and Registrant. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed February 26, 2003.)
10.1
Agreement of Sale and Purchase dated May 14. 2001 between ASP Washington, L.L.C. and ASP Washington Development, L.L.C., and Cohen Companies, LLC. (Incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.).
10.2
Membership Interest Purchase Agreement dated May 6, 2003 by and among KGH Corporation, Victoria Place Apartments, Ltd. and Osprey Capital, Inc., P.A.C. Land Development Corporation and Bresler & Reiner, Inc (Incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.).
10.3
Purchase and Sale Agreement dated June 6, 2003 between Fountain Ponds, LLC and Bresler & Reiner, Inc (Incorporated by reference to Exhibit 10.3 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.).
16.1
Letter from Arthur Andersen LLP to the SEC dated June 27, 2002 regarding the change in certifying accountants. (Incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K, filed June 27, 2002.)
16.2
Letter from Ernst & Young LLP to the SEC dated October 7, 2004 regarding the change in certifying accountants. (Incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K, filed October 7, 2004.)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2005.

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

BRESLER & REINER, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheet of Bresler & Reiner, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. Our audit also included the 2004 information included in the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bresler & Reiner Inc., at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 information included in the financial statement schedules, when considered in relation to the basic 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (a Delaware corporation, the Company) as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose if expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bresler & Reiner Inc., at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

                          /s/ Ernst & Young LLP

McLean, Virginia
March 26, 2004

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Real Estate:
Rental property and equipment	$319,322,000	$203,335,000
Property and land development	129,595,000	22,127,000
Land held for investment	2,847,000	3,231,000

Real estate, at cost	451,764,000	228,693,000
Less: accumulated depreciation	(32,820,000)	(24,948,000)

Total real estate, net	418,944,000	203,745,000
Assets held for sale, net	110,000	380,000
Receivables:
Income taxes receivable	1,535,000	3,881,000
Mortgage and notes receivables, affiliates	—	2,276,000
Mortgage and notes receivables, other	5,680,000	5,718,000
Other receivables	7,063,000	4,068,000
Cash and cash equivalents	9,914,000	13,561,000
Restricted cash and deposits held in escrow	10,540,000	12,868,000
Investments	40,029,000	52,635,000
Investment in and advances to joint ventures	9,842,000	35,230,000
Deferred charges and other assets, net	31,523,000	13,887,000

Total assets	$535,180,000	$348,249,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$334,355,000	$183,142,000
Accounts payable, trade and accrued expenses	15,045,000	7,202,000
Deferred income taxes payable	8,911,000	9,773,000
Other liabilities	12,756,000	4,250,000

Total liabilities	371,067,000	204,367,000
Minority interest	32,968,000	15,787,000
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,679,306 shares issued, and 5,477,212 shares outstanding as of December 31, 2004 and 4,000,000 shares authorized; 2,893,653 shares issued; 2,738,606 shares outstanding as of December 31, 2003	56,000	28,000
Additional paid-in capital	7,537,000	7,565,000
Retained earnings	125,369,000	122,319,000
Treasury stock (202,094 shares as of December 31, 2004 and 101,047 shares as of December 31, 2003)	(1,817,000)	(1,817,000)

Total shareholders' equity	131,145,000	128,095,000

Total liabilities and shareholders' equity	$535,180,000	$348,249,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING REVENUES
Homebuilding, residential lots and other development	$24,605,000	$1,633,000	$8,176,000
Rentals—commercial	33,152,000	15,864,000	34,318,000
Rentals—residential	10,343,000	4,592,000	1,578,000
Hospitality	8,099,000	7,896,000	7,571,000
Other	2,059,000	1,313,000	1,190,000

Total operating revenues	78,258,000	31,298,000	52,833,000

COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	21,071,000	1,650,000	7,259,000
Rental expense—commercial
Operating expenses	13,195,000	6,484,000	10,576,000
Depreciation and amortization expense	9,163,000	4,272,000	4,403,000
Rental expense—residential
Operating expenses	5,017,000	2,389,000	1,091,000
Depreciation and amortization expense	2,680,000	1,025,000	218,000
Hospitality expense
Operating expenses	6,172,000	5,236,000	4,751,000
Depreciation and amortization expense	685,000	863,000	834,000
General and administrative expense	3,973,000	3,762,000	3,497,000
Other expenses	—	14,000	3,115,000

Total operating expenses	61,956,000	25,695,000	35,744,000

Total operating income	16,302,000	5,603,000	17,089,000
OTHER INCOME (EXPENSES)
Interest income	1,885,000	2,041,000	2,738,000
Interest expense	(13,998,000)	(8,025,000)	(7,078,000)
Gain on sale of investments in joint ventures	624,000	—	—

Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	4,813,000	(381,000)	12,749,000
Income from investments in joint ventures	1,360,000	1,725,000	1,607,000
Minority interest	(2,007,000)	(49,000)	(6,422,000)

Income before income taxes and discontinued operations	4,166,000	1,295,000	7,934,000
(Provision) benefit for income taxes	(928,000)	537,000	(2,634,000)

Income from continuing operations	3,238,000	1,832,000	5,300,000
Income from discontinued operations, net of tax	1,181,000	7,749,000	786,000

Net income	$4,419,000	$9,581,000	$6,086,000

EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$0.59	$0.33	$0.97

Income from discontinued operations, net of tax	$0.22	$1.42	$0.14

Net income	$0.81	$1.75	$1.11

Weighted average number of common shares outstanding	5,477,212	5,477,212	5,477,502

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	COMMON STOCK	ADDITIONAL PAID-IN CAPTIAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL SHAREHOLDERS' EQUITY
Balance, January 1, 2002	$28,000	$7,565,000	$106,652,000	$(1,804,000)	$112,441,000
Net income	—	—	6,086,000	—	6,086,000
Purchase of treasury stock	—	—	—	(13,000)	(13,000)

Balance, December 31, 2002	28,000	7,565,000	112,738,000	(1,817,000)	118,514,000
Net income	—	—	9,581,000	—	9,581,000

Balance, December 31, 2003	28,000	7,565,000	122,319,000	(1,817,000)	128,095,000
Stock Split	28,000	(28,000)	—	—	—
Cash dividends paid	—	—	(1,369,000)	—	(1,369,000)
Net income	—	—	4,419,000	—	4,419,000

Balance, December 31, 2004	$56,000	$7,537,000	$125,369,000	$(1,817,000)	$131,145,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$4,419,000	$9,581,000	$6,086,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,482,000	7,554,000	6,110,000
Gain on sale of properties and investments in joint ventures	(1,680,000)	(11,990,000)	(330,000)
Income from investments in joint ventures	(1,360,000)	(1,725,000)	(1,607,000)
Minority interest expense	2,007,000	49,000	6,422,000
Deferred income taxes	(862,000)	5,092,000	(1,081,000)
Amortization of finance costs and capitalized interest	(925,000)	472,000	450,000
Asset impairment write-down	—	—	891,000
Homebuilding and land development	(30,518,000)	(7,774,000)	—
Cost of homebuilding and land development	18,454,000	1,560,000	3,232,000
Distribution of income from investments in joint ventures	1,583,000	1,502,000	304,000
Changes in assets and liabilities:
Assets held for sale, net	(48,000)	(29,000)	475,000
Receivables	(318,000)	(3,518,000)	(135,000)
Other assets	(5,926,000)	(3,296,000)	3,975,000
Other liabilities	8,447,000	1,680,000	38,000

Total adjustments	1,336,000	(10,423,000)	18,744,000

Net cash provided by (used in) operating activities	5,755,000	(842,000)	24,830,000

INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	519,000	—	—
Distributions from (investment in) joint ventures	6,124,000	1,642,000	(23,745,000)
Deposits for property acquisitions	(3,610,000)	(2,044,000)	—
Decrease (increase) in restricted cash	5,447,000	(4,384,000)	1,993,000
Decrease (increase) in investments in municipal obligations	12,606,000	23,200,000	(16,758,000)
Purchase of rental property, equipment and other	(101,014,000)	(63,781,000)	(11,519,000)
(Purchase) sale of property and land under development	(26,923,000)	(4,735,000)	340,000
Decrease (increase) in notes receivable	4,060,000	(1,339,000)	—
Proceeds from sale of properties and investments in joint ventures	535,000	13,804,000	—

Net cash used in investing activities	(102,256,000)	(37,637,000)	(49,689,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	95,557,000	51,306,000	44,410,000
Repayment of notes and real estate loans payable	(2,737,000)	(1,201,000)	(8,420,000)
Deposits held in escrow	(3,119,000)	(4,415,000)	(1,581,000)
Contributions from (distributions to) minority partners	6,489,000	(123,000)	(560,000)
Increase in deferred charges	(1,967,000)	(611,000)	(5,022,000)
Dividends paid and purchase of treasury stock	(1,369,000)	—	(13,000)

Net cash provided by financing activities	92,854,000	44,956,000	28,814,000

Net (decrease) increase in cash and cash equivalents	(3,647,000)	6,477,000	3,955,000
Cash and cash equivalents, beginning of year	13,561,000	7,084,000	3,129,000

Cash and cash equivalents, end of year	$9,914,000	$13,561,000	$7,084,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$15,312,000	$8,673,000	$7,017,000
Income taxes (current and estimated)	236,000	2,241,000	5,974,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Acquisition of Sarnia liabilities and mortgage note payable	$—	$—	$12,796,000
Consolidation of Waterfront Associates, LLC	9,385,000	—	—
Contribution of Waterfront Associates, LLC	—	—	9,913,000
Debt assumed on acquisitions	24,716,000	29,184,000	—
Deposit liability assumed on Clarksburg Ridge acquisition	—	2,875,000	—

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. ("B&R" and, together with its subsidiaries and affiliates, "we," the "Company" or "us") engages in the acquisition, development and ownership of commercial, residential and hospitality real estate in the Washington, DC; Philadelphia, Pennsylvania; Baltimore, Maryland; Ocean City, Maryland; Orlando, Florida and Tampa, Florida, metropolitan areas.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R"). Entities which we do not control or entities that are not required to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of homes and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Revenues and cost of sales are recorded at the time each home or land parcel is closed and title and possession have been transferred to the buyer.

Rentals—we recognize rental revenue in accordance with SFAS No. 13, "Accounting for Leases." SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease for operating leases.

Hospitality—we recognize hospitality revenue as services are provided.

Rental, construction and management fees—we recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Depreciation expense totaled $7,718,000, $6,393,000 and $5,092,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its fair value.

PROPERTY AND LAND DEVELOPMENT

When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. These costs are charged to costs of homes and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at cost and reviewed for impairment when such indicators arise. If determined to be impaired, it is recorded at its estimated fair value.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

For entities that are not deemed to be variable interest entities ("VIEs"), as set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" as revised in December 2003, ("FIN 46R"), we account for our investments in these joint ventures in accordance with Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures" and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners' share of equity as of the balance sheet date; minority interest in the statements of operations represents the minority owners' share of the income or loss of the consolidated joint venture. For entities in which we exercise significant influence but do not control, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors' relative voting rights in the joint venture.

For entities that are deemed to be VIEs, as set forth in FIN 46R, we account for our investments in joint ventures based on a determination of the entity's primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE, then we consolidate our investment in the joint venture. If we are not the primary beneficiary then we do not consolidate our investment in the joint venture.

INVESTMENTS

Investments consist principally of investments in municipal instruments. Our investments are classified as trading. Trading securities are recorded at fair value, with unrealized holding gains and losses included in earnings. At December 31, 2004 and 2003, cost approximated fair value for these securities. At December 31, 2004 and December 31, 2003, the total of these investments that were short term in nature with maturities of less than one year, was $34,748,000 and $43,392,000 respectively.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH AND DEPOSITS HELD IN ESCROW

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

The application of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (together "SFAS Nos. 141 and 142") to real estate acquisitions requires us to allocate the purchase price to acquired in-place leases in addition to land, building and improvements based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenants' leases.

INCOME TAXES

SFAS No. 109, "Accounting for Income Taxes," is applied in calculating our provision for income taxes. As prescribed therein, the provision for income tax is based on both current and deferred taxes. Current taxes represent the estimated taxes payable or refundable in the current year, and deferred taxes represent estimated future tax effects attributable to temporary differences and loss carryforwards. Nontaxable income, such as interest on state and municipal securities, is excluded from the provision calculation.

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

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical.

On June 16, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 4,000,000 shares to 7,000,000 shares. On the same date the Board of Directors approved a 2-for-1 stock split of the Company's common stock, which was effected in the form of a stock dividend. On July 21, 2004, stockholders holding more than fifty percent of the voting power of the issued and outstanding capital stock executed the shareholder consent to this amendment. The amendment was filed with the Secretary of State of Delaware on September 1, 2004, at which time the stock dividend was distributed. Earnings per common share are based upon the weighted-average number of shares outstanding during the year and have been restated for the 2-for-1 stock split. Weighted average common shares outstanding were 5,477,212 for both the years ended December 31, 2004 and 2003 (restated for the stock split) and were 5,477,502 for the year ended December 31, 2002 (restated for the stock split).

DIVIDENDS

On May 17, 2004, the Company's Board of Directors declared a special cash dividend of $0.50 per common share. Of the total dividend, $0.25 per share was paid on June 15, 2004, while the remaining dividend was paid on December 15, 2004 at an adjusted per share amount of $0.125. The per-share payment was adjusted to take into account the 2-for-1 stock split.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.     NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R—In December 2003, the Financial Accounting Standards Board ("FASB") issued the revised FIN 46R, to expand upon and strengthen existing accounting guidance that address when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities ("VIEs"), FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE (with the primary focus on losses). Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. We had previously adopted the provisions of FIN 46R for variable interest entities created after January 31, 2003. However, the adoption of FIN 46R for variable interest entities created on or before January 31, 2003 is required for periods ended after March 15, 2004. We have adopted the final provisions of FIN 46R as of March 31, 2004.

As a result we have consolidated Waterfront Associates LLC ("WALLC) in which a 54% owned subsidiary of the Company currently owns a 90% interest. We previously classified WALLC in investments in and advances to joint ventures. The consolidation of WALLC resulted, as of the consolidation date, in an increase in total assets of $10,600,000 (including an increase in property and land development of $28,757,000 and a decrease in investments in and advances to joint ventures of $18,359,000) an increase in accrued expenses and accounts payable of $1,700,000 and an increase in minority interest liability of $8,900,000. At December 31, 2004 total assets of this entity were $30,783,000 and total liabilities were $899,000. At December 31, 2004, the Company has $9,825,000 of equity at risk relating to its investment in WALLC, which represents our maximum exposure to losses from this entity.

We have also identified Golfview, Laguna Vista, Seaside, 699 North Broad Street, 146 Street, and 400 S. Philadelphia as additional VIEs which we have consolidated into our December 31, 2004 financial statements (see "Significant Transactions, Acquisitions and Investments"). Our total investment in these entities was $20,593,000 at December, 2004, which together with our guarantees as described in Note 8, represents our maximum exposure to losses from these entities.

3.     SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the years ended December 31, 2004, 2003 and 2002 we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

Seaside On November 5, 2004, we invested $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land which is subdivided into 138 residential lots along with 50 boat slips, in Ocean City, Maryland. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to develop the land as lots to be sold along with the boat slips to a homebuilder. The entity purchased the parcel of land and boat slips for approximately $26,000,000 which was funded primarily by a $7,000,000 deposit from the homebuilder, a $16,000,000 acquisition loan and a $2,888,000 drawdown on a $5,500,000 construction loan. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

Baltimore Portfolio On November 1, 2004 a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired a portfolio of eight historic commercial office buildings located in the central business district of Baltimore, Maryland containing a total of 530,000 square feet of office space. The purchase price for the eight buildings was $29,500,000. The joint venture assumed an $8,470,000 mortgage loan on one of the buildings. The loan bears a fixed interest rate of 5.95% and matures in 2012. At the time of the acquisition the joint venture placed a two-year $15,000,000 mortgage loan on the remaining seven buildings. The loan bears a variable interest rate of one month LIBOR plus 175 basis points and provides for two, two-year extension options. We invested $3,500,000 for our 51% interest in the venture. We also contributed an additional $1,500,000 to the venture, which funds are to be returned before any other distributions. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

Third Street On October 29, 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings located in Washington DC, to an unaffiliated third party for $10,600,000. A total of $8,400,000 of the net proceeds received by Third Street were used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon. For the year ended December 31, 2004, we recognized approximately $2,400,000 of income before taxes related to the repayment due to previous reserves recorded against the advances as well as a deferred gain on sale.

400 S. Philadelphia On September 30, 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $2,000,000 a parcel of land in Ocean City, Maryland for the purpose of developing 20 for-sale residential condominium units. We invested 100% of the required equity for the acquisition. Through December 31, 2004 we have invested $2,000,000 in the joint venture. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

146 Street On August 5, 2004, a joint venture in which we own a 51% interest and an unaffiliated third party owns the balance, acquired for $1,726,000 a parcel of land in Ocean City, Maryland for the purpose of developing 18 for-sale residential condominium units. We invested 100% of the required equity for the acquisition. Through December 31, 2004 we have invested $1,870,000 in the joint venture. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

Golfview On April 7, 2004, a joint venture in which we own a 50% interest and an unaffiliated third party owns the balance, acquired a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for a purchase price of $10,800,000. The joint venture is converting the complex into 140 for-sale residential condominium units. In connection with the purchase the joint venture obtained a $14,000,000 acquisition and construction loan, approximately $7,800,000 of which was drawn down for the funding of the acquisition. The loan, which bears a variable-interest rate of one month LIBOR plus 175 basis points, matures in April 2005. Through December 31, 2004 we have invested $3,670,000 in the joint venture. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

640 North Broad On January 14, 2004, a joint venture in which we own an 80% interest and two unaffiliated third parties own the balance, acquired a historic property in Philadelphia, PA, comprising two buildings, for a purchase price of $9,050,000. The joint venture is redeveloping the buildings into an approximately 266 unit apartment property. In August 2004 the partnership obtained a $32,000,000 acquisition and construction loan. The loan bears interest at one month LIBOR plus 155 basis points, has a term of three years and provides for two, one-year extension options. Simultaneous with the loan closing, the partnership drew down $6,000,000, the proceeds of which were used to pay off a loan the partnership had obtained at the time the property was acquired. In September 2004, the partnership obtained an additional bridge construction loan totaling $6,900,000. The loan bears interest at one month LIBOR plus 175 basis points and has a term of three years. Simultaneous with the closing of the bridge construction loan, the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000, when certain conditions are met. A portion of these equity contributions will be used to repay the bridge loan. Through December 31, 2004 we have contributed approximately $4,867,000 to the joint venture. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

Fort Washington Executive Center On February 26, 2004, a joint venture, in which we own a 96.5% interest and two unaffiliated third parties own the balance, acquired an executive center located in Fort Washington, Pennsylvania, consisting of three commercial buildings containing a total of 393,000 square feet of office space. The purchase price of the property was $52,664,000. At the time of the acquisition, the joint venture placed a $33,300,000 mortgage loan on two of the buildings and a $15,700,000 mortgage loan on the third building. Each of the loans bears a fixed-interest rate of 5.6% and matures in ten years. As a condition of financing, we executed conditional master lease agreements as tenant, on each of the loans for certain periods and space within the properties. Through December 31, 2004 we have contributed approximately $8,473,000 to the joint venture. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

One Northbrook On February 18, 2004, we acquired approximately 95,000 square foot office building located in a commercial office park in Trevose, Pennsylvania, for a purchase price of $16,900,000. In February 2004, we placed a ten-year, 5.75% fixed-rate mortgage of $15,300,000 on the property. As a condition of financing, we executed a master lease agreement as tenant for certain periods and space within the property. We have invested a total of $3,465,000 in this property through December 31, 2004. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

West Germantown Pike On February 5, 2004, a joint venture, in which we own a 97.5% interest and two unaffiliated third parties own the balance, acquired an office complex containing two commercial office buildings, in Plymouth

Meeting, Pennsylvania comprising a total of 115,000 square feet. The total purchase price of the office buildings was $20,500,000. In connection with the acquisition, the joint venture assumed a 5.9% fixed-rate mortgage loan on the buildings. The loan, which had an outstanding principal balance of $16,246,000 at the time of the assumption, matures in 2013. We invested $4,875,000 for our 97.5% interest in the joint venture. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

900 Northbrook On November 26, 2003, a joint venture, in which we own an 87.5% interest and two unaffiliated third parties own the balance, acquired a 66,000 square foot office building located in a commercial office park in Trevose, Pennsylvania. The purchase price for the office building was $12,050,000. At the time of the acquisition, the joint venture placed a ten-year, 5.98% fixed-rate mortgage of $11,200,000 on the property. We invested $1,313,000 for our interest in the joint venture. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

900 Northbrook Development Parcel On November 26, 2003 we acquired for $2,000,000 a 9.6-acre tract of land adjacent to the 900 Northbrook building in the commercial office park in Trevose, Pennsylvania. We plan to develop a commercial office building containing approximately 108,000 square feet of office space, on the land.

Laguna Vista In September 2003, November 2003, and March 2004, we advanced a total of $3,000,000 to the stockholders of Laguna Vista Company ("Laguna Vista"), which is developing 41 luxury condominium units in Ocean City, Maryland. In March 2004, we entered into a Stock Purchase Agreement to purchase 100% of the stock of Laguna Vista for $8,000,000 and advanced an additional $3,000,000 as a deposit toward the purchase of the stock. In March 2004, Laguna Vista obtained a $15,100,000 construction loan, which bears interest at one month LIBOR plus 185 basis points and matures in September 2005. We guaranteed the purchase of half of all unpurchased condominium units at the maturity date at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At the time the loan was obtained the Laguna Vista stockholders contributed $4,000,000 to Laguna Vista as a capital contribution. We have consolidated Laguna Vista's assets and liabilities in our consolidated financial statements, due to the financing we have provided and our participation in its anticipated profits.

The Fountains at Waterford Lakes On September 25, 2003 we acquired a 400 unit apartment community, located in Orange County, Florida, called The Fountains at Waterford Lakes ("The Fountains"). The purchase price of The Fountains was $35,100,000, which was paid in part by the assumption of a $24,600,000 permanent mortgage on the property. The loan bears interest at 5.0% per annum and is non-amortizing, with the outstanding principal balance due and payable in December 2007. No prepayments on the loan are permitted prior to December 2005.

699 North Broad Street Associates, L.P. On August 27, 2003, a joint venture, in which we own a 95% interest and two unaffiliated third parties own the balance, acquired a historic building in Philadelphia, PA, called the Divine Lorraine, for a purchase price of $2,295,000. The joint venture plans to redevelop the building into a 135 unit rental apartment property. On October 20, 2004, the joint venture acquired 3.8 acres of land adjacent to the Divine Lorraine, from the School District of Philadelphia for $3,580,000. The land parcel was acquired for the purpose of developing a parking lot for Divine Lorraine and for future development projects. Through December 31, 2004 we have invested $6,440,000 in the joint venture. We have consolidated the entity's assets and liabilities in our consolidated financial statements

Cigar Factory Apartments L.P. On July 24, 2003, we invested $1,000,000 in exchange for both a 66.7% interest in Cigar Factory Apartments L.P. ("Cigar Factory") and a 66.7% interest in Orianna Street Development, LLC ("Orianna Street"). Two unaffiliated third parties own the remaining 33.3% interest in both Cigar Factory and Orianna Street. Cigar Factory owns a warehouse in Philadelphia, PA, which is being redeveloped into a 30 unit for-sale condominium property, together with parking and associated spaces. Orianna Street owns a parcel of land adjacent to the Cigar Factory. Cigar Factory has obtained an acquisition and construction loan in the amount of $6,300,000. The loan matures July 2005, but may be extended for an additional year at the option of the borrower. We have provided a payment guarantee for 66.7% of the loan balance outstanding, with the remaining balance guaranteed by the other members of Cigar Factory. We have consolidated the entity's assets and liabilities in our consolidated financial statements.

In December 2004, we sold our interest in Orianna Street back to the limited liability company for $400,000. In connection with the sale we received $100,000 in cash and a $300,000 promissory note from Orianna Street. The five-year note, which bears interest at 7.0%, is secured by the land parcel and guaranteed by a member of the limited liability company.

Victoria Place Apartment, LLC On July 10, 2003, we invested $8,500,000 for an 85% membership interest in Victoria Place Apartments, LLC ("Victoria Place"). An unaffiliated investor acquired the remaining 15% membership interest as part of the same transaction. Victoria Place owns and operates a 364 unit apartment complex, which is located in Orange County, Florida. The purchase price for Victoria Place was $39,500,000. The balance of the purchase price was funded by a $34,120,000 permanent, non-recourse ten-year mortgage on the property which bears interest at 4.72% per annum. At closing, $30,620,000 of the mortgage was disbursed and the remaining $3,500,000 was disbursed in February 2004, upon the property achieving certain occupancy and debt service coverage targets. The February loan disbursement reduced our invested capital to $5,525,000. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

Clarksburg Ridge, LLC On March 18, 2003, we purchased a 100% interest in Clarksburg Ridge, LLC ("Clarksburg Ridge") for an aggregate purchase price of $12,200,000. At the time of the acquisition, Clarksburg Ridge owned a parcel of undeveloped residential land in Clarksburg, Maryland, subdivided into 159 residential lots. Simultaneous with the acquisition, we entered into an approximately $7,000,000 development management agreement with a third party for the site grading, sewer installation and street paving. In July 2002, Clarksburg Ridge entered into a sales contract with a homebuilder that provided for the structured takedown of lots. With the execution of the sales contract, the homebuilder paid Clarksburg Ridge a non-refundable deposit of $4,950,000. Also in July 2002, Clarksburg Ridge entered into a $7,000,000 acquisition and development loan agreement with Columbia Bank. The purchase price of Clarksburg Ridge was funded through the assumption of the outstanding balance on the loan of $4,200,000, the application of $3,000,000 of deposit proceeds from the homebuilder and $5,000,000 in cash. The remaining $1,950,000 of the homebuilder's deposit was refunded to the homebuilder and an appropriate amendment was made to their sales contract.

Congressional South In December 2002, we contributed approximately $2,800,000 in exchange for a 25% interest in Congressional South Associates LLC ("Congressional South"). Unaffiliated third-parties owned the remaining interest. Congressional South owns a shopping center containing approximately 81,000 square feet located in Rockville, Maryland. In addition, it owns a parcel of ground adjacent to the shopping center that is leased on a net basis to an apartment developer who has constructed approximately 400 apartment units thereon. In December 2004, we sold our 25% interest to the other members of the joint venture for a price equal to the original contributed capital plus a 20% annual return thereon. Prior to the sale of our interest, we accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

Waterfront In October 2002, following the expiration of a major tenant's lease at the Waterfront Complex, which is located in the Southwest Washington, D.C Urban Renewal Area, BRW, a 54% owned subsidiary of ours, entered into a joint venture with K/FCE Investment LLC ("K/FCE") (a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc.), to form WALLC for the purposes of redeveloping and repositioning the Waterfront Complex. BRW contributed the buildings and the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of WALLC, as well as for the formulation and execution of its business and investment policy. We have consolidated the entity's assets and liabilities in our consolidated financial statements effective March 31, 2004. Prior to this date we accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

Madison Building In August 2002, a joint venture in which we own a 24.9% interest and an unaffiliated third-party owns the balance acquired an 82,000 square foot office building and an adjacent developable parcel located in McLean, Virginia. The adjacent parcel is currently used for parking for the office building. We invested $2,200,000 for our interest in this joint venture. In August 2002, the joint venture placed a 10-year, 6.35% fixed rate mortgage loan of $14,600,000 on this property. We have accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

1925 K Street In June 2002, a joint venture in which we own an 85% interest and an unaffiliated third-party owns the balance acquired a 149,000 square foot office building located in the central business district of Washington, DC. The purchase price for the office building was $27,150,000. We invested $6,800,000 for our interest in the joint venture. At the time of the acquisition, the joint venture placed a $20,438,000 five-year mortgage loan on this property, bearing a variable interest rate of one month LIBOR plus 235 basis points. In February 2004, the promissory note related to this loan was sold to an unaffiliated third party lender and amended to reflect a variable interest rate of one month LIBOR plus 145 basis points, a maturity date of April 2007 and a payment guarantee from us of $5,500,000. We have accounted for our investment in the joint venture by the equity method in our consolidated financial statements.

Versar Center In January 2002, we acquired two office buildings located in Springfield, Virginia, called the Versar Center, that contain 217,000 square feet of office space, for a purchase price of $20,000,000. In May 2002, we placed a ten-year, 6.18% fixed rate mortgage loan of $18,500,000 on this property. We have consolidated the entity's assets and liabilities and results of operations in our consolidated financial statements.

Pro-Forma Results of Operations—Unaudited The following unaudited pro-forma statements reflect our results of operations as if all the material acquisitions had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Years Ended December 31,
	2004	2003
Operating revenues	$79,771	$45,034
Net income	$4,413	$9,540
Earnings per share	$0.81	$1.74

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective January 1, 2003.

4.     RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2004	2003
Land	$46,680	$28,109
Buildings and improvements	267,181	169,220
Equipment	5,461	6,006

	319,322	203,335
Less—Accumulated depreciation	(32,820)	(24,948)

Rental property and equipment, net	$286,502	$178,387

5.     MORTGAGE AND NOTES RECEIVABLES

MORTGAGES AND NOTES, AFFILIATES (in thousands):

	December 31,
	2004	2003
Mortgages and notes	$—	$1,216
Installment sales	—	1,060

	$—	$2,276

MORTGAGES AND NOTES, OTHER (in thousands):

	December 31,
	2004	2003
Mortgages and notes:
Condominium sales, 8% to 13%, net of deferred gain of $24 and $6 in 2004 and 2003, respectively	$33	$23
Notes receivable:
12% due 2006	4,393	—
8.5% due 2006	750	—
7.0% due through 2015	160	—
18% due 2004	—	3,300
16% due 2004	—	2,000
Other (1)	344	395

	$5,680	$5,718

All mortgages are collateralized by first deeds of trust on real estate property.

(1)
Other is comprised of multiple notes with various interest rates and maturity dates.

6.     INTANGIBLE ASSETS

As a result of adopting SFAS Nos. 141 and 142, we have intangible in-place lease assets and intangible in-place lease liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	As of December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$19,800	$6,893	$7,529	$2,434
Acquired in-place lease liabilities	3,130	1,224	756	433

The amortization of acquired in-place lease assets, included in depreciation and amortization expense totaled $3,544,000 for the year ended December 31, 2004.

The amortization of acquired in-place lease assets, net of acquired in-place lease liabilities, included as a net reduction in revenues totaled $124,000 for the year ended December 31, 2004.

The estimated annual amortization of acquired in-place lease assets, net of acquired in-place lease liabilities to be included as a net reduction in revenues for each of the five succeeding years is as follows (in thousands):

2005	$1,994
2006	1,752
2007	567
2008	595
2009	356

The estimated annual amortization of acquired in-place lease assets to be included in amortization expense for each of the five succeeding years is as follows (in thousands):

2005	$4,328
2006	3,672
2007	2,672
2008	1,555
2009	736

7.     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2004, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC ("1925 K Street")	85%
WBP Undeveloped Land ("WBP Undeveloped Land")	80%
Madison Building Associates, LLC ("Madison Building")	25%
Selborne House at St. Marks Owner, LLC ("Arbor Crest")	33%
Redwood Commercial Management, LLC ("Redwood Commercial")	50%
Tech-High Leasing Company ("Tech-High Leasing")	50%
Builders Leasing Company ("Builders Leasing")	20%
Third Street SW Investors ("Third Street")	1%

Below are condensed balance sheets for our unconsolidated joint venture entities as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
ASSETS
Cash	$1,348	$1,138
Land held for investment	5,432	5,432
Construction in progress	—	9,484
Land, building and equipment, net	77,654	94,014
Other assets	1,276	10,328

Total assets	$85,710	$120,396

LIABILITIES AND MEMBERS' EQUITY
Mortgages and notes	$39,366	$72,521
Other liabilities	5,527	7,787

Total liabilities	44,893	80,308
Members' equity	40,817	40,088

Total liabilities and members' equity	$85,710	$120,396

Company's interest in members' equity	$9,738	$31,671

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our accumulated membership interest noted above is primarily due to advances to the joint ventures and capitalized interest on our investment balance in joint ventures that own real estate under development.

Below are condensed statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Years Ended December 31,
	2004	2003
Operating revenues	$23,397	$18,609
Operating expenses	8,132	11,591
Interest expense	2,511	2,263
Depreciation expense	2,112	1,703

Net income	$10,642	$3,052

Company's equity in earnings of unconsolidated joint ventures	$1,360	$1,725

Waterfront Associates In October 2002, following the expiration of the GSA lease at the Waterfront Complex, BRW, a 54% owned subsidiary of ours, entered into a joint venture called Waterfront Associates LLC ("WALLC"), with K/FCE Investment LLC ("K/FCE"), a joint venture between the Washington DC based developer, The Kaempfer Company, Inc., and the national developer, Forest City Enterprises, Inc., to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of WALLC, as well as for the formulation and execution of its business and investment policy. Beginning the date the joint venture was formed through March 31, 2004, BRW did not consolidate the assets, liabilities and operations of WALLC, since BRW no longer had control of the Waterfront Complex. Beginning March 31, 2004 BRW began to consolidate the assets, liabilities and operations of WALLC, in accordance with FIN 46R.

8.     MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property (1)	Interest Rate	Maturity	December 31, 2004	December 31, 2003
Fort Washington	5.60%	2014	$48,556	$—
Washington Business Park	7.63%	2031	38,983	39,343
Victoria Place Apartments	4.72%	2013	33,446	33,895
The Fountains	5.00%	2007	24,773	24,831
Seaside	Lender's Prime Rate	2007	19,095	—
Versar Center	6.18%	2013	18,100	18,312
Sudley North Buildings A,B,C,& D and Bank Bldg.	7.47%	2012	17,597	17,760
West Germantown Pike	5.90%	2013	16,064	—
One Northbrook	5.75%	2014	15,166	—
Baltimore Portfolio (7 Buildings)	One month LIBOR + 175 basis pts.	2006	15,000	—
900 Northbrook	5.98%	2013	11,073	11,200
Golfview	One month LIBOR + 175 basis pts.	2007	10,385	—
Laguna Vista	One month LIBOR + 185 basis pts.	2005	10,236	—
Inn at the Colonnade	7.45%	2011	9,806	9,978
Baltimore Portfolio (1 Building)	5.95%	2012	8,452	—
640 North Broad—acquisition and construction loan	One month LIBOR + 155 basis pts.	2007	6,076	—
Fort Hill	7.70%	2011	5,554	5,609
Charlestown North	6.74%	2012	4,874	4,926
Holiday Inn Express	7.88%	2011	3,627	3,682
640 North Broad—bridge construction loan	One month LIBOR + 175 basis pts.	2007	2,052
Cigar Factory	One month LIBOR + 275 basis pts.	2005	1,566	894
Clarksburg Ridge	Lender's Prime Rate +100 basis pts.	2005	—	6,712

Total mortgage and construction loans			320,481	177,142
Unsecured Loan to B&R (2)	One month LIBOR + 195 basis pts.	2005	6,000	6,000
Acquisition Line of Credit (3)	One month LIBOR + 175 basis pts.	2005	7,874	—

Total mortgage and construction loans and other debt			$334,355	$183,142

(1)
Note is secured by related property.
(2)
Note is an unsecured loan to the Company.
(3)
Note is an unsecured line of credit to the Company.

At December 31, 2004 the one month LIBOR rate was 2.42%

On August 3, 2004 we obtained a $30,000,000 unsecured line of credit. Draws under the line bear interest at a variable-interest rate of one month LIBOR plus 175 basis points. Terms of the line require draws to be used for the acquisition of unencumbered real estate, with a maximum of $15,000,000 to be used for the purchase of development real estate. The line, which matures in August 2005, had $7,874,000 outstanding at December 31, 2004.

Pursuant to several of our loan agreements, we are required to maintain a minimum net worth of $100,000,000, a minimum liquidity of $30,000,000 and a minimum liquidity to unsecured debt ratio of 1.5 to 1.0. Furthermore, we are required to achieve annual net income of $4,000,000 and annual funds from operations, (defined as net income, computed in accordance with Generally Accepted Accounting Principles, excluding gains or losses, net of taxes, from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures), of $9,500,000. During the year ended December 31, 2004, we were in compliance with all covenants under our loan agreements.

On May 26, 2004, we received from the franchisor of our Holiday Inn Express hotel, a Notice of Default and Termination of the license agreement ("Termination Notice"), based on our failure to meet the quality and service requirements for the hotel. Based on the Termination Notice, in order to avoid the termination of our license agreement we are required to perform various capital improvements and reach certain guest satisfaction score levels, by June 6, 2005. Termination of the license agreement is an event of default under our loan agreement. The loan agreement also provides for a prepayment penalty.

At December 31, 2004, we had unused capacity totaling approximately $70,826,000 under various development loans and a line of credit.

We capitalized $1,738,000 and $1,023,000 of interest in 2004 and 2003, respectively.

Annual contractual principal payments as of December 31, 2004, are as follows (in thousands):

2005	$28,792
2006	18,313
2007	65,730
2008	3,744
2009	3,985
2010 and thereafter	213,618

Total	$334,182

During 2003, we assumed debt with a principal balance of $24,600,000. This assumed debt had a premium balance of $173,000 as of December 31, 2004.

9.     COMMITMENTS AND CONTINGENCIES

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925K Associates, LLC. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty to Riggs Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Arbor Crest. The other members of Arbor Crest have guaranteed the remaining balance under the loan. The loan matures in January 2006 and provides for one 5-year extension option. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Arbor Crest maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. At December 31, 2004, the outstanding loan balance totaled $6,436,000.

We have guaranteed repayment of 66.7% of the loan balance outstanding under the $6,300,000 acquisition and construction loan made by Citizen's Bank of Pennsylvania to Cigar Factory Apartments, L.P. ("Cigar Factory"). The remainder of the outstanding balance under the loan has been guaranteed by the other members of Cigar Factory. The loan matures in July 2005, but may be extended for an additional year at the option of the borrower. Together with the other members of Cigar Factory, we have also guaranteed completion of construction of improvements to Cigar Factory on or before the maturity date of the loan, or if the loan is extended, the extended maturity date. At December 31, 2004, the outstanding loan balance totaled $1,566,000.

In connection with the $15,100,000 construction loan Laguna Vista has obtained from Wachovia Bank, N.A, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At December 31, 2004, the outstanding loan balance totaled $10,236,000.

We have guaranteed repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan made by Wachovia Bank, N.A to the entities that own seven of the Baltimore properties. The loan matures in 2006 and provides for two, two-year extension options. The outstanding loan balance totaled $15,000,000 at December 31, 2004.

In connection with both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan 640 North Broad has obtained form Wachovia Bank, N.A, we have guaranteed the full amount of the outstanding balance under the loans. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At December 31, 2004, the total amount outstanding under the loans totaled $8,128,000.

Paradise Developers, a wholly-owned subsidiary of ours has obtained a $7,044,000 development loan from Wachovia Bank, N.A, maturing in 2006, the full amount of which has been guaranteed by us. At December 31, 2004, there were no loan draws outstanding under the loan.

MASTER LEASE AGREEMENTS

In connection with the two mortgage loans obtained for the Fort Washington Executive Center, we have entered into two master lease agreements with the lender. One requires us to lease 41,000 square feet of office space at an annual rent of $21.25 per square foot for a five year term ending February 2009, provided a lease for this space is not obtained. In 2004, the joint venture obtained a lease covering 5,000 square feet of this space, with such lease providing for first year rent of $18.00 per square foot. In January 2005, the joint venture obtained a lease covering 30,000 square feet of this space, with such lease providing for first year rent of $21.25 per square foot. The other master lease agreement requires us to lease 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, provided a major tenant fails to exercise a five year extension option on their lease at that time.

In connection with the mortgage loan obtained for the One Northbrook building, we have entered into a master lease agreement with the lender. The agreement requires us to lease 9,000 square feet of office space at an annual rent of $24.25 per square foot for a five year term, beginning February 2004, provided a lease for this space is not obtained. In 2004, we obtained leases covering approximately 7,000 square feet of this space, with such leases providing for first year rent of between $20.75 per square foot and $23.50 per square foot. In March 2005 we obtained a lease covering the remaining square feet under the master lease agreement, with such lease providing for first year rent of $19.00 per square foot.

LITIGATION

We are not presently involved in any material litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management's opinion, would result in any material adverse effect on our financial condition, results of operations or cash flows.

10.   DISCONTINUED OPERATIONS

In December 2004, we sold to two unaffiliated parties five commercial properties that were leased to convenience store operators. The total purchase price, less closing costs, was $1,474,000, of which $910,000 was provided in the form of promissory notes. The one note, in the amount of $750,000, bears interest at 8.5%, is non-amortizing and matures in December 2006. The other note, in the amount of $160,000, bears interest at 7.0%, is amortized over an 11 year period and matures in December 2015. We have recorded the results of operations of the five properties along with a $575,000 gain, net of taxes, as part of discontinued operations, in the accompanying consolidated statements of operations.

In October 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings to an unaffiliated third party for $10,600,000. A total of $8,400,000 of the net proceeds received by Third Street were used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon. We have recorded a $478,000 deferred gain on sale, net of taxes, in the accompanying consolidated statements of operations related to the repayment of the notes.

In December 2003, we sold 95% of our interest in Town Square Commons, LLC ("The Commons"), to an unaffiliated party, for a total price of $9,918,000. The Commons owns a 116 unit apartment complex in Washington DC. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale was deferred. The purchaser has a call option to purchase, and we have a corresponding put option to sell, the remaining 5% interest in The Commons for a price of $522,000, beginning December 2004. We have recorded the results of operations of The Commons along with a $5,418,000 gain, net of taxes as part of discontinued operations, in the accompanying consolidated statements of operations.

In May 2003, we sold to an unaffiliated party our Maplewood Manor nursing home in Lakewood, New Jersey. Pursuant to this agreement, the purchaser acquired the nursing home for $6,500,000. Of the total purchase price, $3,900,000 was paid in cash with the balance of the purchase price, $2,600,000, given by us as a charitable gift to the purchaser, a charitable organization. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale was deferred. We have recorded the operating results of the nursing home along with a $1,711,000 gain, net of taxes as part of discontinued operations in the accompanying consolidated statements of operations.

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues	$195	$1,573	$2,205

Income before gain on sale and provision for income taxes	$148	$772	$1,331
Gain on sale	1,874	11,882	—
Provision for income taxes	(841)	(4,905)	(545)

Income from discontinued operations	$1,181	$7,749	$786

11.   INCOME TAXES

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

We file a consolidated federal income tax return. The provision for income taxes includes the following components (in thousands):

	2004	2003	2002
Provision for income taxes
Current tax	$2,631	$(724)	$4,260
Deferred tax	(862)	5,092	(1,081)

Total provision for income taxes (including discontinued operations)	$1,769	$4,368	$3,179

A reconciliation of the statutory federal tax rate to the Company's effective income tax rate follows:

	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	5.3%	5.5%	6.3%
Interest income from tax-exempt bonds	(6.2)%	(5.7)%	(6.6)%
Other	(4.5)%	(2.5)%	0.6%

Effective rate	28.6%	31.3%	34.3%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2004	Deferred income tax provision (benefit) for the year ended December 31, 2004	Deferred tax liability (asset) as of December 31, 2003
Basis in property	$4,527	$1,187	$3,340
Charitable contributions	(708)	319	(1,027)
Investments in partnerships	1,224	(2,070)	3,294
Lease intangibles	(1,243)	(825)	(418)
Installment sales	—	(127)	127
Gain on sale	4,914	(25)	4,939
Other	197	679	(482)

Total	$8,911	$(862)	$9,773

12.   OPERATING LEASES

AS A LESSEE

At December 31, 2004 we were obligated under two land leases with the District of Columbia Redevelopment Land Agency. The leases pertain to land on which we own commercial properties that are currently under development. The leases, which expire in 2058, have aggregate annual rental payments of approximately $130,000.

In February 2003, we entered into a lease agreement for the lease of our corporate offices in Rockville, Maryland. The lease expires in February 2010. Rent paid under the lease for the year ended 2004 was $121,000.

Minimum rentals to be paid under these leases at December 31, 2004, are as follows (in thousands):

2005	$254
2006	258
2007	262
2008	265
2009	269
2010 and thereafter	6,304

Total	$7,612

AS A LESSOR

Substantially all noncancelable leases of residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee's option under certain conditions. Minimum future rentals to be received for commercial property subject to noncancelable and other leases as of December 31, 2004 are as follows (in thousands):

2005	$30,600
2006	26,215
2007	21,594
2008	13,892
2009	7,442
2010 and thereafter	8,760

Total	$108,503

13.   TRANSACTIONS WITH AFFILIATES

We have business transactions with several affiliates that are owned in part by certain of our shareholders, officers, and directors. These transactions are summarized as follows (in thousands):

	2004	2003	2002
Revenues:
Leasing fees	$—	$—	$171
Management fees	16	365	527
Interest	—	306	330
Cost and expenses:
Interest	329	—	164

In addition, certain affiliated entities participate under our insurance policy and reimburse us for the associated policy premiums.

14.   BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

In November 2004, we established a defined contribution plan ("401K") that covers all employees. For the year ended December 31, 2004, we contributed approximately $12,000 to the 401K plan which was expensed in the General and Administrative Expenses on our Statements of Operations.

DEFINED BENEFIT PENSION PLAN

Most of our employees are covered by our defined benefit pension plan. We have made contributions to the plan to trusts established to pay future benefits to eligible retirees and dependents. We use December 31 as our measurement date. Benefit obligations as of the end of the year reflect assumptions in effect as of those dates. Net pension costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

Obligations and Funded Status (in thousands):

	December 31,
Change in benefit obligations
	2004	2003
Benefit obligation at beginning of year	$4,818	$4,823
Service cost	174	257
Interest cost	265	278
Benefits paid	(1,488)	(357)
Curtailment gains	(564)	—
Settlement loss	400	—
Actuarial gains	(167)	(183)

Benefit obligations at end of year	$3,438	$4,818

	December 31,
Change in plan assets
	2004	2003
Fair value of plan assets at beginning of year	$4,422	$4,093
Actual return on plan assets	339	264
Benefits paid	(1,488)	(357)
Corporation contributions	—	422

Fair value of plan assets at end of year	$3,273	$4,422

2004
Unfunded status of plan	$(165)
Unrecognized gains	117
Unrecognized prior service cost	—
Unrecognized transition asset	130
Prepaid pension expense	83
	December 31,
Amounts recognized in the consolidated balance sheet
	2004	2003
Prepaid assets	$83	$—
Accrued liabilities	—	74
	December 31,
Information for pension plans with an accumulated benefit obligation in excess of plan assets
	2004	2003
Projected benefit obligation	$3,438	$4,818
Accumulated benefit obligation	3,039	3,645
Fair value of plan assets	3,273	4,422
	December 31,
Components of Net Periodic Benefit Cost
	2004	2003
Service cost	$174	$257
Interest cost	265	278
Expected return on plan assets	(291)	(285)
Amortization of transition asset	57	57

Preliminary net pension expense	205	307
Curtailment gain	(411)	—
Settlement loss	50	—

Final net periodic pension (income) /expense	$(156)	$307

The actuarial assumptions used to determine the benefit obligations at December 31, 2004 and 2003 related to our defined benefit pension plan, as appropriate, are as follows:

	December 31,
Benefit Obligation Assumptions
	2004	2003
Discount rates	6.00%	6.00%
Rates of increase in future compensation	4.25%	4.25%

The actuarial assumptions used to determine the net (income) expense related to our defined benefit plan for years ended December 31, 2004 and 2003, as appropriate, are as follows:

	December 31,
Pension Cost Assumptions
	2004	2003
Discount rates	5.50%	6.00%
Expected long-term rates of return on assets	7.00%	7.00%
Rates of increase in future compensation levels	4.25%	4.25%

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plan, historical plan return data, plan expenses and the potential to outperform market index returns.

The asset allocations of our plans as December 31, 2004 and 2003, by asset category, were as follows:

	December 31,
Asset Category
	2004	2003
Equity securities	56.0%	32.0%
Debt securities	41.0%	66.0%
Other	3.0%	2.0%

The investment objectives for the assets of the defined benefit pension plan are to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations; along with assumptions concerning assets class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

Investment policies and strategies governing the assets of the plan are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers and the maintenance of a portfolio diversified by asset class, investment approach and security holdings, and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2005	$1,381
2006	23
2007	22
2008	428
2009	33
2010-2014	827

15.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statements of financial condition for which it is practicable to estimate fair value. If estimating fair value is not practicable, SFAS No. 107 requires disclosure of descriptive information pertinent to estimating the fair value of a financial instrument.

The estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage, construction loans and other debt	$334,355	$332,021	$183,142	$190,209

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

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (in thousands except earnings per common share amounts):

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Operating revenues	$13,537	$16,997	$21,965	$25,759
Operating income	2,653	3,549	3,532	6,568
Net income	292	636	981	2,510
Net income per common share	.05	.12	.18	.46
	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Operating revenues	$6,292	$6,940	$7,809	$10,257
Operating income	633	1,538	1,932	1,500
Net income (loss)	(161)	2,939	213	6,590
Net income (loss) per common share	(0.03)	0.54	0.04	1.20

17.   SEGMENT INFORMATION:

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company reports segment information for the following four categories:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood, a commercial management company.

Residential Rental Property

This segment includes the rental income derived from residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. Also included in this segment are fees earned from our management of residential properties.

Hospitality Properties

This segment includes revenue and income derived from services provided at our hospitality properties.

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

Our real estate investments are located in the Washington DC, Philadelphia, Pennsylvania, Baltimore, Maryland, Ocean City, Maryland, Orlando Florida and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

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

Following is a summary of the Company's reportable segments.

December 31, 2004 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$24,605	$33,424	$10,395	$8,099	$1,735	$78,258
Cost of homebuilding, residential lots and other development	21,071	—	—	—	—	21,071
Operating expenses	—	13,195	5,017	6,172	—	24,384
Depreciation and amortization expense	—	9,163	2,680	685	—	12,528
Interest expense	—	11,090	3,316	997	(1,405)	13,998
Income (loss) from investments in joint ventures	(114)	1,502	(28)	—	—	1,360
Minority interest	1,983	76	(52)	—	—	2,007
General, administrative and other expenses	—	—	—	—	3,973	3,973
Other income					2,509	2,509

Income (loss) before taxes and discontinued operations	$1,437	$1,402	$(594)	$245	$1,676	$4,166

Assets:
Real estate at cost	132,442	220,822	82,596	15,904	—	451,764
Accumulated depreciation	—	(18,031)	(6,217)	(8,572)	—	(32,820)
Investments in joint ventures	415	8,942	485	—	—	9,842
Cash, cash equivalents and restricted cash	—	—	—	—	20,454	20,454
Investments	—	—	—	—	40,029	40,029
Other	44	23,520	991	656	20,700	45,911

	$132,901	$235,253	$77,855	$7,988	$81,183	$535,180

December 31, 2003 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$1,633	$16,106	$4,715	$7,896	$948	$31,298
Cost of homebuilding, residential lots and other development	1,650	—	—	—	—	1,650
Operating expenses	—	6,484	2,389	5,236	—	14,109
Depreciation and amortization expense	—	4,272	1,025	863	—	6,160
Interest expense	—	6,545	659	821	—	8,025
Income from investments in joint ventures	141	1,584	—	—	—	1,725
Minority interest	—	49	—	—	—	49
General, administrative and other expenses	—	—	—	—	3,776	3,776
Other income					2,041	2,041

Income (loss) before taxes and discontinued operations	$124	340	642	976	(787)	1,295

Assets:
Real estate at cost	25,358	107,817	80,809	14,709	—	228,693
Accumulated depreciation	—	(13,198)	(3,829)	(7,921)	—	(24,948)
Investments in joint ventures	23,043	9,414	2,773	—	—	35,230
Cash, cash equivalents and restricted cash	—	—	—	—	26,429	26,429
Investments	—	—	—	—	52,635	52,635
Other	11	9,276	1,120	689	19,114	30,210

	$48,412	$113,309	$80,873	$7,477	$98,178	$348,249

December 31, 2002 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$8,176	$34,657	$1,766	$7,571	$663	$52,833
Cost of homebuilding, residential lots and other development	7,259	—	—	—	—	7,259
Operating expenses	—	10,576	1,091	4,751	—	16,418
Depreciation and amortization expense	—	4,403	218	834	—	5,455
Interest expense	—	5,628	214	1,072	164	7,078
Income from investments in joint ventures	1,218	389	—	—	—	1,607
Minority interest	—	6,422	—	—	—	6,422
General, administrative and other expenses	—	—	—	—	6,612	6,612
Other income					2,738	2,738

Income (loss) before taxes and discontinued operations	$2,135	$8,017	$243	$914	$(3,375)	$7,934

18.   SUBSEQUENT EVENTS:

1105 Market Street On February 15, 2005 we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of the acquisition we placed a $19,000,000 mortgage loan on the building. The 10-year loan bears interest at LIBOR plus 1.95%. We have provided a guarantee for the entire loan balance.

Devon Square On February 10, 2005, together with an unaffiliated third party investor, we acquired two commercial office buildings containing a total of 140,000 square feet of office space, located in Devon, Pennsylvania. The purchase price of the buildings was $17,109,000. In connection with the purchase, we entered into a co-tenant agreement with the third party investor, whereby each party is an equal co-tenant of the building. At the time of the acquisition, a $21,350,000 acquisition and construction loan was obtained, $12,451,000 of which was drawn down at the closing. It is anticipated that approximately $8,900,000 will be expended in 2005 on capital improvements, tenant improvements and leasing commissions related to the renovation and further lease-up of the buildings, with such amounts funded primarily through draws on the loan. We have contributed $2,667,000 to fund the acquisition, while the outside investor has contributed the same amount.

Crisfield In January and March 2005 we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land which is subdivided into 132 residential lots, in Crisfield, Maryland. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to develop the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $10,250,000, which was funded primarily by an $8,321,000 drawdown on an $11,700,000 acquisition and development loan.

BRESLER & REINER, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(Dollars in thousands)

				Cost Capitalization Subsequent to Acquisition	Gross amount at which carried at close of period
		Initial cost to Company									Life on which depreciation on latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of Construction	Date acquired
Versar Center (Two office buildings in Springfield, VA)	$18,100	$2,187	$21,149	$2,018	$2,187	$23,167	$25,354	$1,863	—	2002	3—39 years
Bank Building (Office building in Manassas, VA)	968	90	786	—	90	786	876	334	1991	—	3—39 years
Paradise/Sudley North (Four office buildings in Manassas, VA)	16,629	1,898	12,679	4,190	1,898	16,869	18,767	9,048	1987	—	3—39 years
7800 Building (Office building in Manassas, VA)	0	283	1,636	382	283	2,018	2,301	1,164	—
Fort Hill (Office building in Centreville, VA)	5,554	500	6,492	277	500	6,769	7,269	840	—	2000	3—39 years
Washington Business Park (Two office buildings and seven flex warehouse buildings in Lanham, MD)	38,983	9,260	30,492	4,910	9,260	35,402	44,662	2,974	—	2001	3—39 years
900 Northbrook (Office building in Trevose, PA)	11,073	1,800	7,874	328	1,800	8,202	10,002	244	—	2003	3—39 years
Charlestown North (Apartments in Greenbelt, MD)	4,874	—	2,179	3,655	—	5,834	5,834	3,367	—	1971	3—39 years
Victoria Place (Apartments in Orlando, FL)	33,446	3,825	35,863	50	3,825	35,913	39,738	1,621	—	2003	3—39 years
The Fountains (Apartments in Orlando, FL)	24,600	4,000	32,745	279	4,000	33,024	37,024	1,229	—	2003	3—39 years
Inn at the Colonnade (Hotel in Baltimore, MD)	9,806	1,955	5,413	1,653	1,955	7,066	9,021	3,759	—	1993	3—39 years
Holiday Inn Express (Hotel in Camp Spings, MD)	3,627	377	2,793	3,712	377	6,505	6,882	4,813	—	1987	3—39 years
Fort Washington (3 Office buildings in Ft. Washington, PA)	48,556	9,489	37,507	1,526	9,489	39,033	48,522	817	—	2004	3—39 years
West Germantown Pike (2 Office buildings in Plymouth Meeting, PA)	16,064	3,136	14,961	209	3,136	15,170	18,306	363	—	2004	3—39 years
One Northbrook (Office building in Trevose, PA)	15,166	2,590	13,586	120	2,590	13,706	16,296	285	—	2004	3—39 years
Baltimore Portfolio (8 Office buildings in Baltimore, MD)	23,452	5,290	23,178	0	5,290	23,178	28,468	99	—	2004	3—39 years

Total Properties	$270,898	$46,680	$249,333	$23,309	$46,680	$272,642	$319,322	$32,820

Corporate	13,874	—	694	144	—	838	838	447			3—10 years

Total Properties and Corporate	$284,772	$46,680	$250,027	$23,453	$46,680	$273,480	$320,160	$33,267

BRESLER & REINER, INC.

NOTES TO SCHEDULE III
(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was approximately $310,877 at December 31, 2004.

The changes in rental property and equipment for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31
	2004	2003	2002
Balance, January 1	$203,335	$112,991	$146,864
Additions during period—Acquisitions and other	115,987	92,014	21,152
Deductions during period—Other	—	(1,670)	(55,025)

Balance, December 31	$319,322	$203,335	$112,991

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31
	2004	2003	2002
Balance, January 1	$24,948	$20,415	$53,883
Additions during period—Depreciation expense and other	7,872	6,393	5,092
Deductions during period—Other	—	(1,860)	(38,560)

Balance, December 31	$32,820	$24,948	$20,415

BRESLER & REINER, INC.

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004

A		B	C	D					E	F	G	H
Description(1)	Loan Type	Interest Rate	Maturity	Periodic Payment Terms	Balloon Payment		Prepayment Penalty		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal amount of mortgage loans subject to delinquent principal or interest
COMMERCIAL
Fort Washington: Fort Washington, PA	Primary Commercial	5.60%	2014	Principal and Interest	$40,824		(7)		N/A	$48,556	$48,556	None
Washington Business Park: Lanham, MD	Primary Commercial	7.63%	2031	Principal and Interest	12,525		(8)		N/A	38,983	38,983	None
Versar Center: Springfield, VA	Primary Commercial	6.18%	2013	Principal and Interest	15,286		(7)		N/A	18,100	18,100	None
Paradise Sudley North Building ABCD & Bank: Manassas, VA	Primary Commercial	7.47%	2012	Principal and Interest	13,900		(7)		N/A	17,597	17,597	None
West Germantown Pike: Plymouth Meeting, PA	Primary Commercial	5.90%	2013	Principal and Interest	15,478		(7)		N/A	16,064	16,064	None
One Northbrook: Trevose, PA	Primary Commercial	5.75%	2014	Principal and Interest	12,829		(7)		N/A	15,166	15,166	None
Baltimore Portfolio (7 Buildings): Baltimore, MD	Primary Commercial	(2)	2006	Interest Only	15,000		None		N/A	15,000	15,000	None
900 Northbrook: Trevose, PA	Primary Commercial	5.98%	2013	Principal and Interest	9,335		(7)		N/A	11,073	11,073	None
RESIDENTIAL
Victoria Place Apartments: Orlando, FL	Primary Residential	4.72%	2013	Principal and Interest	27,683		(7)		N/A	33,446	33,446	None
The Fountains at Waterford Lakes: Orlando, FL	Primary Residential	5.00%	2007	Interest Only	24,600	(6)	None	(9)	N/A	24,600	24,773	None
CONSTRUCTION
Seaside: Ocean City, MD	Primary Construction	(3)	2007	Accrued Interest	19,095	(6)	None		N/A	19,095	19,095	None
Golfview: St. Petersburg, FL	Primary Construction	(4)	2007	Accrued Interest	10,385	(6)	None		N/A	10,385	10,385	None
Laguna Vista: Ocean City, MD	Primary Construction	(5)	2005	Accrued Interest	10,236	(6)	None		N/A	10,236	10,236	None

Sub-total					$227,176

OTHER										55,881	55,881	None

Total mortgage and construction loans and other debt										$334,182	$334,355

(1)
Note is secured by related property
(2)
Variable interest rate of one-month Libor plus 175 basis points
(3)
Variable interest rate of Lender's Prime Rate
(4)
Variable interest rate of one-month Libor plus 174 basis points
(5)
Variable interest rate of one-month Libor plus 185 basis points
(6)
Final Balloon payment based upon unpaid principal amount and accrued interest
(7)
Prepayment penalty is the greater of 1% of the unpaid principal balance or the present value of the investment income difference between the stated interest rate of the loan less the US Treasury rate for the comparable time period.
(8)
Prepayment penalty is the present value of the investment income difference between the stated interest rate of the loan less the US Treasury rate for the comparable time period.
(9)
Loan may not be prepaid prior to December 2005.

BRESLER & REINER, INC.

NOTES TO SCHEDULE IV

The changes in mortgages and construction loans and other debt for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years ended December 31
(Dollars in thousands)
	2004	2003	2002
Balance, January 1	$183,142	$100,586	$64,596
Additions during period- Acquisitions and other	153,950	83,757	44,410
Deductions during period- Principal payments and other	(2,737)	(1,201)	(8,420)

Balance, December 31	$334,355	$183,142	$100,586

QuickLinks

BRESLER & REINER, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2004
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
BRESLER & REINER, INC. FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004 and 2003
BRESLER & REINER, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
BRESLER & REINER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BRESLER & REINER, INC. SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (Dollars in thousands)
BRESLER & REINER, INC. NOTES TO SCHEDULE III (in thousands)
BRESLER & REINER, INC. SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE AS OF DECEMBER 31, 2004
BRESLER & REINER, INC. NOTES TO SCHEDULE IV