Form 10-Q
period 2005-03-31
BRESLER & REINER INC
filed 2005-05-23
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of May 16, 2005.

BRESLER & REINER, INC.
FORM 10-Q
MARCH 31, 2005
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements and Notes

BRESLER & REINER, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real Estate:
Rental property and equipment	$337,217,000	$313,187,000
Property and land development	154,080,000	129,595,000
Land held for investment	2,847,000	2,847,000
Real estate, at cost	494,144,000	445,629,000
Less: accumulated depreciation	(34,823,000)	(32,800,000)
Total real estate, net	459,321,000	412,829,000
Assets held for sale	6,876,000	6,911,000
Receivables:
Income taxes receivable	980,000	1,535,000
Mortgage and notes receivable	1,892,000	5,680,000
Other receivables	3,817,000	7,063,000
Cash and cash equivalents	8,758,000	9,914,000
Restricted cash and deposits held in escrow	12,906,000	10,540,000
Investments	46,982,000	40,029,000
Investment in and advances to joint ventures	12,649,000	9,842,000
Deferred charges and other assets, net	27,901,000	30,837,000
Total assets	$582,082,000	$535,180,000
LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Mortgage and construction loans and other debt	$368,624,000	$329,170,000
Liabilities of assets held for sale	5,482,000	5,512,000
Accounts payable, trade and accrued expenses	12,940,000	15,045,000
Deferred income taxes payable	9,058,000	8,911,000
Other liabilities	17,819,000	12,429,000
Total liabilities	413,923,000	371,067,000
Minority interest	36,133,000	32,968,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,679,306 shares issued, and 5,477,212 shares outstanding as of both March 31, 2005 and December 31, 2004	57,000	57,000
Additional paid-in capital	7,536,000	7,536,000
Retained earnings	126,250,000	125,369,000
Treasury stock (202,094 shares as of March 31, 2005 and December 31, 2004)	(1,817,000)	(1,817,000)
Total shareholders’ equity	132,026,000	131,145,000
Total liabilities and shareholders’ equity	$582,082,000	$535,180,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$15,843,000	$2,729,000
Rentals—commercial	9,778,000	6,504,000
Rentals—residential	2,783,000	2,530,000
Hospitality	1,994,000	1,706,000
Other	38,000	110,000
Total operating revenues	30,436,000	13,579,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	11,529,000	2,562,000
Rental expense—commercial
Operating expenses	4,276,000	2,096,000
Depreciation and amortization expense	2,677,000	1,710,000
Rental expense—residential
Operating expenses	1,068,000	1,122,000
Depreciation and amortization expense	635,000	850,000
Hospitality expense
Operating expenses	2,089,000	1,362,000
Depreciation and amortization expense	170,000	220,000
General and administrative expense	1,122,000	964,000
Other expenses	—	6,000
Total operating expenses	23,566,000	10,892,000
Total operating income	6,870,000	2,687,000
OTHER INCOME (EXPENSES)
Interest income	349,000	410,000
Interest expense	(4,060,000)	(3,091,000)
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	3,159,000	6,000
Income from investments in joint ventures	222,000	457,000
Minority interest	(1,996,000)	(68,000)
Income before income taxes and discontinued operations	1,385,000	395,000
Provision for income taxes	(503,000)	(112,000)
Income from continuing operations	882,000	283,000
(Loss)/income from discontinued operations, net of tax	(1,000)	9,000
Net income	$881,000	$292,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$0.16	$0.05
Income from discontinued operations, net of tax	—	—
Net income	$0.16	$0.05
Weighted average number of common shares outstanding	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES:
Net income	$881,000	$292,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,297,000	2,789,000
Income from investments in joint ventures	(222,000)	(457,000)
Minority interest expense	1,996,000	68,000
Deferred income taxes	147,000	84,000
Amortization of finance costs	89,000	118,000
Homebuilding and land development	(20,414,000)	(5,701,000)
Cost of homebuilding and land development	10,294,000	2,307,000
Distribution of income from investments in joint ventures	109,000	183,000
Changes in assets and liabilities:
Receivables	3,801,000	(1,587,000)
Other assets	3,697,000	(2,915,000)
Other liabilities	(1,467,000)	1,577,000
Total adjustments	1,327,000	(3,534,000)
Net cash provided by (used in) operating activities	2,208,000	(3,242,000)
INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	519,000
Distributions from (investment in) joint ventures	(2,694,000)	648,000
Deposits for property acquisitions	(879,000)	—
Increase in restricted cash	(828,000)	(1,769,000)
Decrease (increase) in investments in municipal obligations	(6,953,000)	8,126,000
Purchase of rental property, equipment and other	(21,893,000)	(73,568,000)
Increase in property and land under development	(12,023,000)	(10,035,000)
Decrease in notes receivable	3,788,000	2,067,000
Net cash used in investing activities	(41,482,000)	(74,012,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	49,256,000	70,104,000
Repayment of notes and real estate loans payable	(9,802,000)	(172,000)
Deposits held in escrow	(1,538,000)	1,047,000
Contributions from (distributions to) minority partners	1,169,000	(707,000)
Increase in deferred charges	(967,000)	(607,000)
Net cash provided by financing activities	38,118,000	69,665,000
Net decrease in cash and cash equivalents	(1,156,000)	(7,589,000)
Cash and cash equivalents, beginning of period	9,914,000	13,561,000
Cash and cash equivalents, end of period	$8,758,000	$5,972,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	$—	$9,385,000
Debt assumed on acquisitions	—	24,716,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development and ownership of commercial, residential and hospitality real estate in the Washington, DC; Philadelphia, Pennsylvania; Baltimore, Maryland; Ocean City, Maryland; Wilmington, Delaware; Orlando, Florida and Tampa, Florida, metropolitan areas.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Rental and management fees—we recognize rental and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Depreciation expense totaled $2,116,000 and $1,713,000 for the three months ended March 31, 2005 and 2004, respectively.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its fair value.

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

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

For entities that are not deemed to be variable interest entities (“VIEs”), as set forth in FIN 46R, we account for our investments in these joint ventures in accordance with Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners’ share of equity as of the balance sheet date; minority interest in the statements of operations represents the minority owners’ share of the income or loss of the consolidated joint venture. For entities in which we exercise significant influence but do not control, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors’ relative voting rights in the joint venture and the investment is accounted for as described above.

For entities that are deemed to be VIEs, as set forth in FIN 46R, we account for our investments in joint ventures based on a determination of the entity’s primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE,

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

then we consolidate our investment in the joint venture. If we are not the primary beneficiary then we do not consolidate our investment in the joint venture.

INVESTMENTS

Investments consist principally of investments in municipal obligations. Our investments are classified as trading. Trading securities are recorded at fair value, with unrealized holding gains and losses included in earnings. At March 31, 2005 and December 31, 2004, cost approximated fair value for these securities. At March 31, 2005 and December 31, 2004, the total of these investments that were short term in nature with maturities of less than one year, were $39,182,000 and $34,748,000, respectively.

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

The application of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (together “SFAS Nos. 141 and 142”) to real estate acquisitions requires us to allocate the purchase price to acquired in-place leases in addition to land, building and improvements based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to the acquired leases, we are required to make several assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenants’ leases.

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

RECLASSIFICATIONS

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for both the three months ended March 31, 2005 and 2004 (restated for a 2-for-1 stock split, affected in the form of a stock dividend in 2004).

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the first quarter ended March 31, 2005 we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward.

1105 Market Street   On February 15, 2005 we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of the acquisition we placed a $19,000,000 mortgage loan on the building. The loan bears interest at one-month LIBOR plus 195 basis points. We have provided a guarantee for the entire loan balance. We anticipate spending between $3,000,000 and $4,000,000 on renovations and tenant improvements. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

Devon Square   On February 10, 2005, together with an unaffiliated third party investor, we acquired two commercial office buildings containing a total of 140,000 square feet of office space, located in Devon, Pennsylvania. The purchase price of the buildings was $17,109,000. In connection with the purchase, we entered into a tenant-in-common agreement with the third party investor, whereby each party is an equal tenant-in-common of the buildings. At the time of the acquisition, a $21,350,000 acquisition and construction loan was obtained, $12,451,000 of which was drawn down at the closing. The loan bears interest at the higher of the lender’s prime rate or the federal funds rate plus one-half percent and matures in August 2007. It is anticipated that approximately $8,900,000 will be expended in 2005 on capital improvements, tenant improvements and leasing commissions related to the renovation and further lease-up of the buildings, with such amounts funded through draws on the loan. We and the outside investor each contributed $2,667,000 to fund the acquisition. We have accounted for our investment in Devon Square using the equity method in our consolidated financial statements.

Crisfield   In January and March 2005 we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land which is subdivided into 232 residential lots, in Crisfield, Maryland. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to develop the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $10,250,000, which was funded by an $8,321,000 drawdown on an $11,700,000 acquisition and development loan and a $2,500,000 deposit from a homebuilder. The loan bears interest at one month LIBOR plus 275 basis points and matures in January 2008. We have consolidated the entity’s assets and liabilities and results of operations in our consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro-Forma Results of Operations—Unaudited   The following unaudited pro-forma statements reflect our results of operations as if our material acquisition, Ft. Washington, in 2004 had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Three Months Ended March 31,
	2005	2004
Operating revenues	$30,436	$15,092
Net income	$881	$286
Earnings per common share	$0.16	$0.05

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

3.   INTANGIBLE ASSETS

As a result of adopting SFAS Nos. 141 and 142, we have intangible in-place lease assets and intangible in-place lease liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$20,995	$8,402	$19,110	$6,838
Acquired in-place lease liabilities	5,848	1,780	2,783	1,204

The amortization of acquired above-market-in-place lease assets, included in depreciation and amortization expense totaled $1,138,000 and $468,000 for the three months ended March 31, 2005 and 2004, respectively.

The amortization of acquired above-market-in-place lease assets, net of acquired in-place lease liabilities, included as a net increase in revenues totaled $226,000 and $87,000 for the three months ended March 31, 2005 and 2004, respectively.

The estimated annual amortization of acquired in-place lease assets, net of acquired below-market-in-place lease liabilities to be included as a net reduction in revenues for each of the five fiscal years is as follows (in thousands):

2005	$833
2006	675
2007	541
2008	571
2009	411

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated annual amortization of acquired in-place lease assets to be included in amortization expense for each of the five fiscal years is as follows (in thousands):

2005	$3,295
2006	2,785
2007	2,129
2008	1,429
2009	806

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At March 31, 2005, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC (“1925 K Street”)	85%
WBP Undeveloped Land (“WBP Undeveloped Land”)	80%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Devon Square	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Madison Building Associates, LLC (“Madison Building”)	25%

Below are condensed balance sheets for our unconsolidated joint venture entities as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
ASSETS
Cash	$2,042	$1,348
Land held for investment	5,704	5,432
Land, building and equipment, net	70,861	77,654
Other assets	4,832	1,276
Total assets	$83,439	$85,710
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$58,726	$39,366
Other liabilities	6,227	5,527
Total liabilities	64,953	44,893
Members’ equity	18,486	40,817
Total liabilities and members’ equity	$83,439	$85,710
Company’s interest in members’ equity	$12,649	$9,738

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our accumulated membership interest noted above is primarily due to capitalized interest on our investment balance in joint ventures that own real estate under development.

Below are condensed statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Operating revenues	$2,669	$3,875
Operating expenses	1,366	2,040
Interest expense	558	503
Depreciation expense	591	548
Net income	154	784
Company’s equity in earnings of unconsolidated joint ventures	$222	$457

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property(1)	Interest Rate	Maturity	March 31, 2005	December 31, 2004
Fort Washington	5.60%	2014	$48,391	$48,556
Washington Business Park	7.63%	2031	38,877	38,983
Victoria Place Apartments	4.72%	2013	33,308	33,446
The Fountains at Waterford Lakes	5.00%	2007	24,758	24,773
Seaside	Lender’s Prime Rate	2007	19,492	19,095
1105 Market Street	One month LIBOR + 195 basis pts.	2007	19,000	—
Versar Center	6.18%	2013	18,040	18,100
Sudley North Buildings A,B,C,& D and Bank Bldg.	7.47%	2012	17,548	17,597
640 North Broad—acquisition and construction loan	One month LIBOR + 155 basis pts.	2007	9,567	6,000
640 North Broad—bridge loan	One month LIBOR + 175 basis pts.	2007	6,900	2,128
West Germantown Pike	5.90%	2033	16,009	16,064
One Northbrook	5.75%	2014	15,116	15,166
Laguna Vista	One month LIBOR + 185 basis pts.	2005	12,450	10,236
900 Northbrook	5.98%	2013	11,038	11,073
Baltimore Portfolio (4 Buildings)	One month LIBOR + 175 basis pts.	2006	9,815	9,815
Inn at the Colonnade	7.45%	2011	9,774	9,806
Crisfield	One month LIBOR + 200 basis pts.	2008	8,661	—
Baltimore Portfolio (1 Building)	5.95%	2012	8,414	8,452
Fort Hill	7.70%	2011	5,538	5,554
Charlestown North	6.74%	2012	4,858	4,874
Holiday Inn Express	7.88%	2011	3,612	3,627
Golfview	One month LIBOR + 175 basis pts.	2007	2,924	10,385
Sudley South	One month LIBOR + 275 basis pts.	2006	451	—
Cigar Factory	One month LIBOR + 275 basis pts.	2005	—	1,566
Total mortgage and construction loans			344,541	315,296
Unsecured Loan to B&R(2)	One month LIBOR + 195 basis pts.	2005	6,000	6,000
Acquisition Line of Credit(3)	One month LIBOR + 175 basis pts.	2005	7,874	7,874
Other debt	(4)	(4)	10,209	—
Total mortgage and construction loans and other debt			$368,624	$329,170

(1)          Note is secured by related property.

(2)          Note is an unsecured loan to the Company.

(3)          Note is an unsecured line of credit to the Company.

(4)          Other debt includes two promissory notes issued during the first quarter of 2005, see descriptions of these notes below.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2005 the one month LIBOR rate was 2.86%.

In February 2005, we borrowed $8,000,000 from Trilon Plaza Company (“Trilon”), a related party and executed a note payable for this amount. The note bears interest at a fixed interest rate of 10% per annum and matures in February 2007. The note is secured by the 7800 Building and the 5-acre parcel of land immediately adjacent to the property.

In March 2005 in connection with the purchase of 100% of the stock of Laguna Vista, we issued a $1,709,000 deferred purchase money promissory note. The note is payable out of cash proceeds from the sale of Laguna Vista’s condominium units.

6.   DISCONTINUED OPERATIONS

In December 2004, we sold to two unaffiliated parties five commercial properties that were leased to convenience store operators. We are currently holding for sale three of the eight Baltimore properties acquired in November 2004. We have recorded the results of operations of these properties as part of discontinued operations, in the accompanying consolidated statements of operations.

The following summary presents the operating results of properties we have classified as discontinued operations (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues	$332,000	$22,000
(Loss)/income before provision for income taxes	$(12,000)	$15,000
Minority interest	11,000	—
Provision for income taxes	—	(6,000)
(Loss)/income from discontinued operations	$(1,000)	$9,000

7.   COMMITMENTS AND CONTINGENCIES

GUARANTEES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925K Associates, LLC. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty to PNC Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Arbor Crest. The other members of Arbor Crest have guaranteed the remaining balance under the loan. The loan matures in January 2006 and provides for one 5-year extension option. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Arbor Crest maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. At March 31, 2005 the outstanding loan balance totaled $7,046,000.

In connection with the $15,100,000 construction loan made by Wachovia Bank, N.A. to Laguna Vista, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At March 31, 2005 the outstanding loan balance totaled $12,450,000.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have guaranteed repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan made by Wachovia Bank, N.A to the entities that own seven of the Baltimore properties. The loan matures in 2006 and provides for two, one-year extension options.

We have guaranteed the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan made by Wachovia Bank, N.A. to 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At March 31, 2005, the total amount outstanding under the loans totaled $16,467,000.

We have guaranteed the full amount of a $7,044,000 development loan maturing in 2006 from Wachovia Bank, N.A, to Paradise Developers, our wholly-owned subsidiary. At March 31, 2005, the balance outstanding under the loan was $451,000.

We have guaranteed repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan from Wells Fargo to 1105 Market Street. The loan matures in 2007.

We have guaranteed repayment of $1,700,000 of an $11,700,000 acquisition and development loan from Wachovia Bank N.A. to Crisfield. The loan matures in January 2008. At March 31, 2005, the balance of the loan was $8,661,000.

We have guaranteed repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan from Wells Fargo to Devon Square. The loan matures in August 2007. At March 31, 2005, the balance outstanding under the loan totaled approximately $12,451,000.

MASTER LEASE AGREEMENTS

In connection with the two mortgage loans obtained for the Fort Washington Executive Center, we have entered into two master lease agreements with the lender. One requires us to lease 41,000 square feet of office space at an annual rent of $21.25 per square foot for a five year term ending February 2009, provided a lease for this space is not obtained. To date the joint venture has obtained leases covering 35,000 square feet of this space, with such leases providing for first year rent of between $18.00 and $21.25 per square foot. The other master lease agreement requires us to lease 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, provided a major tenant fails to exercise a five year extension option on their lease at that time.

LITIGATION

We are not presently involved in any material litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our financial condition, results of operations or cash flows.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our provision for income taxes for the three months ended March 31, 2005 and 2004, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year to date earnings through March 31, 2005 and 2004.

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

Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore, Crisfield and Ocean City, Maryland; Wilmington, Delaware; Orlando and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing, and leasing strategies.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of the Company’s reportable segments.

March 31, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$15,843,000	$9,797,000	$2,783,000	$1,994,000	$19,000	$30,436,000
Cost of homebuilding, residential lots and other development	(11,529,000)	—	—	—	—	(11,529,000)
Operating expenses	—	(4,276,000)	(1,068,000)	(2,089,000)	—	(7,433,000)
Depreciation and amortization expense	—	(2,677,000)	(635,000)	(170,000)	—	(3,482,000)
Interest expense	—	(3,159,000)	(799,000)	(260,000)	158,000	(4,060,000)
Income (loss) from investments in joint ventures	—	300,000	(78,000)	—	—	222,000
Minority interest	(2,089,000)	111,000	(18,000)	—	—	(1,996,000)
General, administrative and other expenses	—	—	—	—	(1,122,000)	(1,122,000)
Interest income	—	—	—	—	349,000	349,000
Income (loss) before taxes and discontinued operations	$2,225,000	$96,000	$185,000	$(525,000)	$(596,000)	$1,385,000

March 31, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$156,927,000	$237,847,000	$83,130,000	$16,240,000	$—	$494,144,000
Accumulated depreciation	—	(19,243,000)	(6,850,000)	(8,730,000)	—	(34,823,000)
Investments in joint ventures	415,000	11,792,000	442,000	—	—	12,649,000
Cash, cash equivalents and restricted cash	—	—	—	—	21,664,000	21,664,000
Investments	—	—	—	—	46,982,000	46,982,000
Other	44,000	22,859,000	879,000	495,000	17,189,000	41,466,000
	$157,386,000	$253,255,000	$77,601,000	$8,005,000	$85,835,000	$582,082,000

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$2,729,000	$6,517,000	$2,544,000	$1,706,000	$83,000	$13,579,000
Cost of homebuilding, residential lots and other development	(2,562,000)	—	—	—	—	(2,562,000)
Operating expenses	—	(2,096,000)	(1,122,000)	(1,362,000)	—	(4,580,000)
Depreciation and amortization expense	—	(1,710,000)	(850,000)	(220,000)	—	(2,780,000)
Interest expense	—	(2,274,000)	(786,000)	(272,000)	241,000	(3,091,000)
Income (loss) from investments in joint ventures	(153,000)	610,000	—	—	—	457,000
Minority interest	(150,000)	95,000	(13,000)	—	—	(68,000)
General, administrative and other expenses	—	—	—	—	(970,000)	(970,000)
Interest income	—	—	—	—	410,000	410,000
Income (loss) before taxes and discontinued operations	$(136,000)	$1,142,000	$(227,000)	$(148,000)	$(236,000)	$395,000

December 31, 2004 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$132,442,000	$214,687,000	$82,596,000	$15,904,000	$—	$445,629,000
Accumulated depreciation	—	(18,011,000)	(6,217,000)	(8,572,000)	—	(32,800,000)
Investments in joint ventures	415,000	8,942,000	485,000	—	—	9,842,000
Cash, cash equivalents and restricted cash	—	—	—	—	20,454,000	20,454,000
Investments	—	—	—	—	40,029,000	40,029,000
Other	44,000	29,635,000	991,000	656,000	20,700,000	52,026,000
	$132,901,000	$235,253,000	$77,855,000	$7,988,000	$81,183,000	$535,180,000

11.   SUBSEQUENT EVENTS:

Cross Keys   On April 6, 2005 we acquired an 82,000 square foot commercial office building located in Doylestown, Pennsylvania. The purchase price of the office building was $17,792,000. In connection with

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the acquisition, we assumed a 5.45% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $10,969,000 at the time of the assumption, matures in 2013.

102 Pickering Way   On April 14, 2005 we acquired an 80,000 square foot commercial office building located in Exton, Pennsylvania. The purchase price of the office building was $15,275,000. In connection with the acquisition, we assumed a 6.5% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $10,149,000 at the time of the assumption, matures in 2013.

919 Market Street   On April 21, 2005 we acquired a 225,000 square foot commercial office building located in Wilmington, Delaware. The purchase price of the office building was $40,525,000. In connection with the acquisition, we assumed a 5.89% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $22,498,000 at the time of the assumption, matures in 2033. If this loan is not prepaid by June 2013, the annual interest rate increases by a minimum of 2%.

Red Mill Pond   In May 2005 we invested a total of $3,000,000 for a 51% interest in an entity that owns a parcel of undeveloped land which is subdivided into 544 residential lots, in Sussex County, Delaware. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to develop the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $26,482,000 which was funded primarily by a $23,968,000 drawdown on a $53,400,000 acquisition and development loan and proceeds from a $5,000,000 deposit from the homebuilder.

Venice Lofts and Symphony House   On May 6, 2005, we invested a total of $8,000,000 for a 44.5% interest in an entity that owns 50% limited partnership interests in two limited partnerships. One of the limited partnerships intends to develop a 234,900 square foot residential development consisting of 38 luxury townhouse and 90 mid-rise condominium units on Venice Island located in Philadelphia, PA. The other limited partnership intends to develop 163 luxury high-rise condominium units, a 35,000 square foot theater and approximately 4,300 square feet of retail space in center city Philadelphia, PA.

Midlantic Office Trust, Inc.   On May 13, 2005, Midlantic Office Trust, Inc. (“Midlantic”) filed a registration statement with the Securities Exchange Commission for the initial public offering of its common stock. Upon completion of Midlantic’s initial public offering, Midlantic will purchase from us, for an aggregate purchase price (including assumption of debt) of approximately $270,600,000, eight commercial office properties consisting of 23 buildings currently owned by us and one additional commercial property consisting of two buildings that we have under contract and expect to acquire. We will hold long term incentive plan units in Midlantic’s operating partnership representing approximately 2% of Midlantic’s outstanding common stock following the offering. In addition, we will purchase $15,000,000 in Midlantic common stock as part of the initial public offering.

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

Overview.

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential properties and selling both developed and undeveloped land. We have a diversified portfolio of assets across the real estate spectrum that encompasses the following four real estate segments: commercial property rentals; residential apartment rentals; hospitality; and commercial, residential and land development. Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore, Maryland; Ocean City, Maryland; Wilmington, Delaware; Orlando, Florida and Tampa, Florida metropolitan areas.

We acquire operating commercial and residential properties that we identify as having the potential for increased returns and employ management companies with in-depth knowledge of their local markets to manage the properties. Together with the management companies, we implement capital expenditure and leasing programs to increase the property’s occupancy rates, revenue and overall value. For development projects, we partner with well-respected regional and national developers to acquire real estate for the purpose of developing residential for-sale condominium units, residential rental apartment units, commercial properties and residential land.

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

On May 13, 2005, Midlantic Office Trust, Inc. (“Midlantic”) filed a registration statement with the Securities Exchange Commission for the initial public offering of its common stock. Upon completion of Midlantic’s initial public offering, Midlantic will purchase from us, for an aggregate purchase price (including assumption of debt) of approximately $270,600,000, eight commercial office properties consisting of 23 buildings currently owned by us and one additional commercial property consisting of two buildings that we have under contract and expect to acquire. We will hold long term incentive plan units in Midlantic’s operating partnership representing approximately 2% of Midlantic’s outstanding common stock following the offering. In addition, we will purchase $15,000,000 in Midlantic common stock as part of the initial public offering. The proceeds of the sale will provide us with substantial resources to pursue our strategy.

The discussion that follows is based primarily on our consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the results of operations for the three months ended March 31, 2005 and 2004 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Application of Critical Accounting Policies

Our accounting policies comply with accounting principles generally accepted in the United States. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2004. These policies have not changed significantly in 2005.

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

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	March 31, 2005	December 31, 2004	$ Change 2004 to 2005
			Increase (decrease)
Assets:
Rental property and equipment, at cost	$337,217	$313,187	$24,030
Property and land development	154,080	129,595	24,485
Cash, cash equivalents, and investments	55,740	49,943	5,797
Investments in and advances to joint ventures	12,649	9,842	2,807
Deferred charges and other assets, net	27,901	30,837	(2,936)
Total assets	582,082	535,180	46,902
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	368,624	329,170	39,454
Total liabilities	413,923	371,067	42,856
Minority interest	36,133	32,968	3,165
Shareholders’ equity	132,026	131,145	881

Material changes in assets include:

•       Rental property and equipment, at cost increased primarily as a result of the acquisition of the 1105 Market Street commercial office building in 2005.

•       Property and land development increased primarily as a result of the acquisition of Crisfield and development work performed on the 640 North Broad, Laguna Vista, Golfview, Cigar Factory and Seaside projects. This increase was partially offset by sales of condominium units at Cigar Factory, Golfview and Laguna Vista and sales of residential lots at Clarksburg Ridge.

•       Cash, cash equivalents and investments increased in total primarily due to the $8,000,000 of loan proceeds we received from a related party.

•       Investments in and advances to joint ventures increased primarily due to our investment in Devon Square.

•       Deferred charges and other assets, net decreased primarily due the amortization of in-place lease assets.

Material changes in liabilities include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loan obtained in connection with the acquisition of 1105 Market Street as well as draws on construction and development loans related to 640 North Broad, Laguna Vista, Golfview and Seaside. This increase was partially offset by loan repayments from sale proceeds at Cigar Factory, Golfview and Laguna Vista.

•       Minority interest increased primarily as a result of our minority partner’s share of income generated from sales at Cigar Factory and Golfview.

Financial Overview.

Results of Operations—three months ended March 31, 2005 compared to the three months ended March 31, 2004.

The following table reflects key line items from our statements of operations for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

	March 31, 2005	March 31, 2004	Change 2004 to 2005	% Change 2004 to 2005
			Increase/(decrease)
Revenues from homebuilding and residential lots	$15,843	$2,729	$13,114	480.5
Revenues from commercial rental properties	9,778	6,504	3,274	50.3
Revenues from residential rental properties	2,783	2,530	253	10.0
Revenues from hospitality properties	1,994	1,706	288	16.9
Total operating revenues	30,436	13,579	16,857	124.1
Cost of homebuilding and residential lots	11,529	2,562	8,967	350.0
Commercial operating expenses	4,276	2,096	2,180	104.0
Residential operating expenses	1,068	1,122	(54)	(4.8)
Hospitality operating expenses	2,089	1,362	727	53.4
Commercial depreciation and amortization expense	2,677	1,710	967	56.5
Residential depreciation and amortization expense	635	850	(215)	(25.3)
General and administrative expense	1,122	964	158	16.4
Interest expense	4,060	3,091	969	31.3
Income from investments in joint ventures	222	457	(235)	(51.4)
Minority interest	1,996	68	1,928	2,835.3
Net income	881	292	589	201.7

General Overview.   Total operating revenues for the three months ended March 31, 2005 increased by $16,857,000 over total operating revenues for the three months ended March 31, 2004. The increase was primarily due to revenue generated from sales of condominium apartment units at Cigar Factory and Golfview and sales of residential lots at Clarksburg Ridge in addition to revenue generated from the acquisition of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One Northbrook commercial office building, and the Baltimore portfolio of commercial office buildings and the 1105 Market Street commercial office building. Net income for the three months ended March 31, 2005 increased by $589,000 compared to net income for 2004, primarily due to sales of condominium apartment units.

Homebuilding and Residential Lots.

At March 31, 2005 we owned or had a material ownership interest in entities involved in 14 development projects. The table below sets forth these development projects.

Project Name	Development Type	Size(1)	Number sold(2)		Location	B&R Ownership %
Consolidated Properties(3)
Clarksburg Ridge	Residential Lots	159 lots	155 lots		Clarksburg, MD	100.0%
Golfview	Residential Condominiums	141 units	49 units		St. Petersburg, FL	50.0%
Laguna Vista	Residential Condominiums	41 units	1 unit		Ocean City, MD	100.0%
Cigar Factory	Residential Condominiums	30 units	21 units		Philadelphia, PA	66.7%
400 S. Philadelphia Ave.	Residential Condominiums	20 units	—		Ocean City, MD	51.0%
146th Street	Residential Condominiums	18 units	—		Ocean City, MD	51.0%
Seaside	Residential Lots	138 lots	—		Ocean City, MD	51.0%
Waterfront	Commercial Office Complex	1,144,000 sq. ft.(4)	—	(5)	Washington, DC	47.4%
Northbrook Development	Commercial Office Building	108,000 sq. ft.	—	(5)	Trevose, PA	100.0%
Sudley South	Commercial Office Condominium	54,000 sq. ft.	—		Manassas, VA	100.0%
640 N. Broad Street	Residential Apartments	266 units	—	(5)	Philadelphia, PA	80.0%
Divine Lorraine	Residential Apartments	135 units	—	(5)	Philadelphia, PA	95.0%
Crisfield	Residential Lots	232 lots	—		Crisfield, MD	51.0%
Unconsolidated Property(3)
WBP Land	Undeveloped Land	79 acres	29 acres		Lanham, MD	80.0%

NOTES:

(1)             Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)             Represents number of sales that had closed as of March 31, 2005.

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

Homebuilding and residential lots revenue in 2005 increased by $13,114,000 compared to the prior year. The increase can be attributed to the sale in 2005 of six developed lots at Clarksburg Ridge, eight condominium apartment units at Cigar Factory, 47 condominium apartment units at Golfview and one condominium unit at Laguna Vista, compared to the sale in 2004 of 19 developed lots at Clarksburg Ridge.

The cost of homebuilding and residential lots in 2005 increased by $8,967,000 compared to the prior year. The increase can be attributed to the cost of sales allocated to the developed lots and condominium units sold at Clarksburg Ridge, Cigar Factory, Golfview and Laguna Vista.

Commercial Rental Properties.

The table below sets forth the commercial rental properties which we owned or had ownership interests in at March 31, 2005.

	Number of Buildings	Square Feet	Occupancy(1)	Location	B&R Ownership
Consolidated Properties(2)
Washington Business Park(3)	9	568,000	91.2%	Lanham, MD	80.0%
Baltimore Portfolio(4)	5	409,000	79.1%	Baltimore, MD	51.0%
Fort Washington Executive Center	3	393,000	98.7%	Ft. Washington, PA	96.5%
Versar Center	2	217,000	89.6%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)	3	116,000	94.4%	Manassas, VA	98.8%
West Germantown Pike	2	115,000	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	1	95,000	83.2%	Trevose, PA	100.0%
Sudley North (Building D)	1	69,000	100%	Manassas, VA	49.4%
900 Northbrook	1	66,000	94.0%	Trevose, PA	87.5%
Fort Hill	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building	1	15,000	100.0%	Manassas, VA	100.0%
Bank Building	1	3,000	100%	Manassas, VA	100.0%
1105 Market Street(5)	1	173,000	25.7%	Wilmington, DE	100.0%
Total consolidated properties	31	2,305,000
Unconsolidated Properties(2)
1925 K Street	1	149,000	98.2%	Washington, DC	85.0%
Devon Square(5)	2	140,000	68.4%	Devon, PA	50.0%
Madison Building	1	82,000	96.5%	McLean, VA	24.9%
Total unconsolidated properties	4	371,000
Total consolidated and unconsolidated properties	35	2,676,000

NOTES:

(1)          At March 31, 2005.

(2)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States (“GAAP”).

(3)          Consists of two office buildings and seven flex and warehouse buildings.

(4)          Total portfolio consists of eight buildings three of which are being held for sale. The results of operations are included in Income from discontinued operations, net of tax in the accompanying financial statements.

(5)          Property currently under renovation.

The $3,274,000 revenue increase in 2005 relative to 2004 is primarily due to the acquisition in 2004 of the Fort Washington Executive Center, the West Germantown Pike commercial office buildings, the One

Northbrook commercial office building and the Baltimore portfolio of commercial office buildings, and the acquisition in 2005 of the 1105 Market Street commercial office building. Revenues from comparable properties that were owned for the same periods in 2005 and 2004 decreased by $816,000 due to lower revenue at Washington Business Park as a result of lower occupancy and a lease termination fee received in 2004.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 increased relative to 2004 by $2,180,000 due to operating expenses from properties acquired in 2005 and a full year of expenses from properties acquired in 2004. Operating expenses from comparable properties remained stable.

Depreciation and amortization expense in 2005 increased by $967,000 over the prior year due to the depreciation expense recorded related to the 2005 and 2004 acquisitions.

Residential Rental Properties.

The table below sets forth the residential rental properties we owned or had an ownership interest in at March 31, 2005.

	Apt. Units	Occupancy(1)		Location	B&R Ownership %
Consolidated Properties(2)
The Fountains	400	98.9%		Orlando, FL	100.0%
Victoria Place	364	94.5%		Orlando, FL	85.0%
Charlestown North	178	95.3%		Greenbelt, MD	100.0%
Total Consolidated Properties	942
Unconsolidated Property(2)
Arbor Crest	80	44.4	%(3)	Silver Spring, MD	33.3%
Total Consolidated and Unconsolidated	1,022

NOTES:

(1)          At March 31, 2005.

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

The $253,000 increase in residential revenue in 2005 relative to 2004 is primarily due to higher occupancy rates at Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with the prior year.

Depreciation and amortization expense in 2005 decreased by $215,000 over the prior year primarily due to lower amortization expense as a result of in-place lease assets being fully amortized in 2004 at Victoria Place and The Fountains.

Hospitality Properties.

For the three months ended March 31, 2005, the average daily room rate at The Inn at the Colonnade increased to $134.13 from $130.37 in the prior year, while occupancy decreased to 65.3% from 67.1%. Revenue per available room (“REVPAR”) increased to $87.59 from $87.48 in the prior year. The average daily room rate at the Holiday Inn increased to $83.70 from $75.38 in the prior year, while occupancy decreased to 60.3% from 69.7%. REVPAR decreased to $50.47 from $52.54 in the prior year.

Revenue increased by $288,000 over the prior year primarily due to food and beverage revenue generated by Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade. Prior to November 2004, the restaurant space was leased to a third party.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $727,000 compared to 2004. The increase can be primarily attributed to: increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff; food and beverage expenses associated with the Club at the Colonnade; and management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.   General and administrative expense increased by $158,000 compared to 2004 primarily due to higher salary and benefits expense due to the hiring of additional personnel.

Interest Expense.   The increase in interest expense of $969,000 for the first quarter of 2005 over the prior year period is primarily due to interest on debt obtained or assumed in 2005 and 2004 in connection with the acquisitions of Fort Washington, West Germantown Pike, One Northbrook, the Baltimore portfolio and 1105 Market Street. For the three months ended March 31, 2005 and March 31, 2004, we capitalized interest of approximately $424,000 and $293,000, respectively related to our investment in development projects.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $235,000 in the first quarter of 2005 primarily due to operating losses from Arbor Crest and decreased income from 1925 K Street.

Provision for Income Taxes.   The provision for income taxes, which includes a provision for both income from continuing operations and income from discontinued operations has been calculated by applying an effective tax rate of 36% in 2005 and 27% in 2004. The effective tax rates reflect a reduction from the statutory rates primarily for tax-exempt interest earned on investments in municipal obligations.

Minority Interest.   Minority interest expense increased by $1,928,000 in the first quarter of 2005 over the prior year period primarily due our minority partners’ share of profits generated from condominium apartment sales at Cigar Factory and Golfview.

Funds From Operations.

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

Our funds from operations were $4,340,000 in the first quarter of 2005, compared to $3,165,000 in the first quarter of 2004, an increase of $1,175,000 or 37.1%. The increase is primarily due to funds from operations generated from properties we acquired after the first quarter of 2004, a full quarter of funds from operations generated from properties we acquired in the first quarter of 2004 and increased sales in 2005 of condominium units.

The following table reflects the calculation of FFO (in thousands):

	For the three months ended March 31,
	2005	2004
Net income	$881	$292
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	3,459	2,873
Funds from operations	$4,340	$3,165

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are cash from our operations, our ability to obtain mortgage and other financing and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding working capital requirements and payments of debt, capital expenditures and corporate expenses. With current cash and cash equivalents and investments that are principally short-term in nature, totaling $55,740,000 at March 31, 2005, our sources of cash are sufficient to meet our liquidity needs; however we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities:

During the three months ended March 31, 2005 net cash provided by operating activities was $2,208,000.

Investing Activities:

During the three months ended March 31, 2005 net cash used in investing activities totaled $41,482,000, primarily due to outflows of $33,916,000 which included the acquisitions of 1105 Market Street, Devon Square and Crisfield.

Financing Activities:

During the three months ended March 31, 2005 net cash provided by financing activities totaled $38,118,000. This primarily resulted from the placement of mortgage and construction debt related to the acquisition 1105 Market Street and Crisfield. Reductions in cash as a result of loan principal payments and an increase in deposits held in escrow were partially offset by amounts contributed by our equity partners into joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures.

Future Capital Requirements

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

If the sale of properties to Midlantic described under “Overview” is completed, we will have significant additional capital resources.

Long term our main challenge will be to refinance our existing fixed-rate debt at interest rates that will allow us to continue to maximize cash returns on our investments. At March 31, 2005 the weighted average interest rate on our fixed-rate mortgage debt was 6.1%. Based on the fixed-rate debt outstanding at March 31, 2005, a 1% increase in the weighted average interest rate on our debt would increase our annual financing costs by approximately $2,559,000. Our fixed-rate mortgage debt, matures on average in approximately 10 years, beginning in 2007.

Off-Balance Sheet Commitments

As of March 31, 2005, our off-balance sheet commitments were as follows:

•       We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925K Associates, LLC. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower.

•       We have provided an unconditional and irrevocable payment guaranty to PNC Bank for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, made to Arbor Crest. The other members of Arbor Crest have guaranteed the remaining balance under the loan. The loan matures in January 2006 and provides for one 5-year extension option. Our payment guarantee will be reduced to 16.7% of the outstanding loan balance, upon Arbor Crest maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. At March 31, 2005 the outstanding loan balance totaled $7,046,000.

•       Based on the operating agreement of WALLC, K/FCE, the managing member of WALLC, may elect to require that additional capital contributions be made to pay expenses incurred both during and subsequent to the development of the Waterfront Complex. The initial $25,000,000 of contributions is required to be made by K/FCE. Thereafter each member’s required contribution will be based on their respective ownership percentage in the joint venture at the time of the required contribution. To date K/FCE has contributed approximately $14,000,000 to the joint venture. At this time we cannot determine the likelihood of our having to make any contribution to the joint venture.

•       In connection with the $15,100,000 construction loan made by Wachovia Bank, N.A. to Laguna Vista, we have guaranteed the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At March 31, 2005 the outstanding loan balance totaled $12,450,000.

•       We have guaranteed repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan made by Wachovia Bank, N.A to the entities that own seven of the Baltimore properties. The loan matures in 2006 and provides for two, one-year extension options.

•       We have guaranteed the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan made by Wachovia Bank, N.A. to 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At March 31, 2005, the total amount outstanding under the loans totaled $16,467,000.

•       We have guaranteed the full amount of a $7,044,000 development loan maturing in 2006 from Wachovia Bank, N.A, to Paradise Developers, our wholly-owned subsidiary. At March 31, 2005, the balance outstanding under the loan was $451,000.

•       We have guaranteed repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan from Wells Fargo to 1105 Market Street. The loan matures in 2007.

•       We have guaranteed repayment of $1,700,000 of an $11,700,000 acquisition and development loan from Wachovia Bank N.A. to Crisfield. The loan matures in January 2008. At March 31, 2005, the balance of the loan was $8,661,000.

•       We have guaranteed repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan from Wells Fargo to Devon Square. The loan matures in August 2007. At March 31, 2005, the balance outstanding under the loan totaled approximately $12,451,000.

•       In connection with the two mortgage loans obtained for the Fort Washington Executive Center, we have entered into two master lease agreements with the lender. One requires us to lease 41,000 square feet of office space at an annual rent of $21.25 per square foot for a five year term ending February 2009, provided a lease for this space is not obtained. To date the joint venture has obtained leases covering 35,000 square feet of this space, with such leases providing for first year rent of between $18.00 and $21.25 per square foot. The other master lease agreement requires us to lease 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, provided a major tenant fails to exercise a five year extension option on their lease at that time.

Other than as disclosed in note 5 of the consolidated financial statements, there have been no significant modifications or changes in our contractual obligations and commitments.

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

At March 31, 2005 we had $103,134,000 of variable-rate debt outstanding. In addition, a joint venture in which we have an 85% non-controlling interest had $20,037,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at March 31, 2005, a 1% increase in market interest rates would impact our annual pre-tax earnings by approximately $1,350,000. Assuming the rate increase is not caused by an increase in credit spreads and that there is a proportionate 1% increase in returns on our cash, cash equivalents and investments, our annual interest income would increase by approximately $557,000.

Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at March 31, 2005, the carrying amount of our total fixed-rate debt was $265,490,000 compared to an estimated fair value of $254,599,000.

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

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

None

Item 5.                        Other Information.

None

Item 6.                        Exhibits and Reports on Form 8-K.

A.   Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Chief Operating Officer and Chief Financial Officer. (Filed herewith.)
32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Chief Operating Officer and Chief Financial Officer. (Filed herewith.)

B.   Reports on Form 8-K

On January 21, 2005, we filed a Form 8-K under Items 8.01 and 9.01announcing that we had been notified by the Federal National Mortgage Associate of its withdrawal of the previously announced nonbinding letter of intent between it and Waterfront Associates, LLC, an affiliate of ours.

On March 28, 2005, we filed a Form 8-K under Items 5.02 and 9.01 announcing the resignations and promotions of various officers within the company.

On March 31, 2005 we furnished a Form 8-K under Items 7 and 12 describing our financial results for the years ended December 31, 2004, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2005.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Operating Officer and Chief Financial Officer