Form 10-Q
period 2005-06-30
BRESLER & REINER INC
filed 2005-08-15
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

11200 Rockville Pike, Suite 502
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of August 15, 2005.

BRESLER & REINER, INC.
FORM 10-Q
JUNE 30, 2005
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements and Notes

BRESLER & REINER, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real Estate:
Rental property and equipment	$417,245,000	$313,187,000
Property and land development	158,368,000	112,502,000
Land held for investment	2,935,000	2,847,000
Real estate, at cost	578,548,000	428,536,000
Less: accumulated depreciation	(37,365,000)	(32,800,000)
Total real estate, net	541,183,000	395,736,000
Assets held for sale	39,381,000	24,004,000
Receivables:
Income taxes receivable	47,000	1,535,000
Mortgage and notes receivable	1,669,000	5,680,000
Other receivables	5,867,000	7,063,000
Cash and cash equivalents	14,926,000	9,914,000
Restricted cash and deposits held in escrow	15,592,000	10,540,000
Investments	31,385,000	40,029,000
Investment in and advances to joint ventures	27,838,000	9,842,000
Deferred charges and other assets, net	38,634,000	30,837,000
Total assets	$716,522,000	$535,180,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$454,266,000	$321,042,000
Liabilities of assets held for sale	29,158,000	13,640,000
Accounts payable, trade and accrued expenses	16,231,000	15,045,000
Deferred income taxes payable	9,519,000	8,911,000
Other liabilities	29,759,000	12,429,000
Total liabilities	538,933,000	371,067,000
Minority interest	44,332,000	32,968,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of June 30, 2005 and 5,679,306 shares issued and 5,477,212 shares outstanding as of December 31, 2004	55,000	57,000
Additional paid-in capital	5,721,000	7,536,000
Retained earnings	127,481,000	125,369,000
Treasury stock (No shares as of June 30, 2005 and 202,094 as of December 31, 2004)	—	(1,817,000)
Total shareholders’ equity	133,257,000	131,145,000
Total liabilities and shareholders’ equity	$716,522,000	$535,180,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$26,793,000	$3,309,000
Rentals—commercial	12,543,000	8,908,000
Rentals—residential	2,776,000	2,439,000
Hospitality	2,867,000	2,373,000
Other	232,000	27,000
Total operating revenues	45,211,000	17,056,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	20,033,000	3,131,000
Rental expense—commercial
Operating expenses	5,138,000	3,378,000
Depreciation and amortization expense	3,418,000	2,178,000
Rental expense—residential
Operating expenses	1,135,000	1,216,000
Depreciation and amortization expense	656,000	522,000
Hospitality expense
Operating expenses	2,315,000	1,386,000
Depreciation and amortization expense	184,000	197,000
General and administrative expense	1,516,000	1,169,000
Other expenses	128,000	262,000
Total operating expenses	34,523,000	13,439,000
Total operating income	10,688,000	3,617,000
OTHER INCOME (EXPENSES)
Interest income	230,000	453,000
Interest expense	(5,427,000)	(3,519,000)
Gain on sale of investments in joint ventures	1,494,000	—
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	6,985,000	551,000
Income from investments in joint ventures	73,000	134,000
Minority interest	(3,012,000)	64,000
Income before income taxes and discontinued operations	4,046,000	749,000
Provision for income taxes	(1,455,000)	(180,000)
Income from continuing operations	2,591,000	569,000
Income from discontinued operations, net of minority interest and tax	174,000	67,000
Net income	$2,765,000	$636,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$0.47	$0.11
Income from discontinued operations, net of minority interest and tax	0.03	0.01
Net income	$0.50	$0.12
Weighted average number of common shares outstanding	5,477,212	5,477,212

ee

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$42,636,000	$6,038,000
Rentals—commercial	22,321,000	15,412,000
Rentals—residential	5,559,000	4,969,000
Hospitality	4,861,000	4,079,000
Other	270,000	137,000
Total operating revenues	75,647,000	30,635,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	31,562,000	5,693,000
Rental expense—commercial
Operating expenses	9,414,000	5,474,000
Depreciation and amortization expense	6,095,000	3,888,000
Rental expense—residential
Operating expenses	2,203,000	2,338,000
Depreciation and amortization expense	1,291,000	1,372,000
Hospitality expense
Operating expenses	4,404,000	2,748,000
Depreciation and amortization expense	354,000	417,000
General and administrative expense	2,638,000	2,133,000
Other expenses	128,000	268,000
Total operating expenses	58,089,000	24,331,000
Total operating income	17,558,000	6,304,000
OTHER INCOME (EXPENSES)
Interest income	579,000	863,000
Interest expense	(9,487,000)	(6,610,000)
Gain on sale of investments in joint ventures	1,494,000	—
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	10,144,000	557,000
Income from investments in joint ventures	295,000	591,000
Minority interest	(5,008,000)	(4,000)
Income before income taxes and discontinued operations	5,431,000	1,144,000
Provision for income taxes	(1,958,000)	(292,000)
Income from continuing operations	3,473,000	852,000
Income from discontinued operations, net of minority interest and tax	173,000	76,000
Net income	$3,646,000	$928,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$0.64	$0.16
Income from discontinued operations, net of minority interest and tax	0.03	0.01
Net income	$0.67	$0.17
Weighted average number of common shares outstanding	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income	$3,646,000	$928,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,453,000	5,641,000
Gain on sale of properties and investments in joint ventures	(2,008,000)	—
Income from investments in joint ventures	(295,000)	(591,000)
Minority interest expense	5,247,000	4,000
Deferred income taxes	608,000	232,000
Amortization of finance costs	(87,000)	236,000
Homebuilding and land development	(56,267,000)	(13,067,000)
Cost of homebuilding and land development	25,375,000	5,076,000
Distribution of income from investments in joint ventures	372,000	536,000
Changes in assets and liabilities:
Receivables	2,883,000	(2,192,000)
Other assets	(6,178,000)	(4,813,000)
Other liabilities	10,177,000	1,686,000
Total adjustments	(12,720,000)	(7,252,000)
Net cash used in operating activities	(9,074,000)	(6,324,000)
INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	519,000
Investments in joint ventures	(17,620,000)	(100,000)
Distributions from joint ventures	140,000	923,000
Deposits for property acquisitions	(3,460,000)	—
(Increase) decrease in restricted cash	(1,769,000)	117,000
Decrease in investments in municipal obligations	8,644,000	16,829,000
Purchase of rental property, equipment and other	(60,356,000)	(74,161,000)
Increase in property and land under development	(22,815,000)	(12,489,000)
Decrease in notes receivable	3,711,000	2,162,000
Proceeds from sale of properties and investments in joint ventures	1,029,000	—
Net cash used in investing activities	(92,496,000)	(66,200,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	123,937,000	70,090,000
Repayment of notes and real estate loans payable	(19,628,000)	(1,103,000)
Deposits held in escrow	(3,283,000)	(2,301,000)
Contributions from minority partners	8,285,000	2,146,000
Increase in deferred charges	(1,962,000)	(774,000)
Dividends paid	(767,000)	(684,000)
Net cash provided by financing activities	106,582,000	67,374,000
Net increase/(decrease) in cash and cash equivalents	5,012,000	(5,150,000)
Cash and cash equivalents, beginning of period	9,914,000	13,561,000
Cash and cash equivalents, end of period	$14,926,000	$8,411,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$10,139,000	$7,222,000
Income taxes (current and estimated)	178,000	32,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	$—	$9,385,000
Debt assumed on acquisitions	43,616,000	16,246,000

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

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities, which we control or, entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of residential condominium units and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Revenues and cost of sales are recorded at the time each condominium unit or land parcel is closed and title and possession have been transferred to the buyer.

Rentals—we recognize rental revenue in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease for operating leases.

Hospitality—we recognize hospitality revenue as services are provided.

Rental and management fees—we recognize rental and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Depreciation expense totaled $2,437,000 and $1,913,000 for the three months ended June 30, 2005 and 2004, respectively and $4,553,000 and $3,646,000 for the six months ended June 30, 2005 and 2004, respectively.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PROPERTY AND LAND DEVELOPMENT

When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. These costs are charged to costs of condominium units and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE, then we consolidate our investment in the joint venture. If we are not the primary beneficiary then we do not consolidate our investment in the joint venture.

INVESTMENTS

Investments consist principally of investments in municipal obligations. Our investments are classified as trading. Trading securities are recorded at fair value, with unrealized holding gains and losses included in earnings. At June 30, 2005 and December 31, 2004, cost approximated fair value for these securities. At June 30, 2005 and December 31, 2004, the total of these investments that were short term in nature with maturities of less than one year, were $29,145,000 and $34,748,000, respectively.

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

The application of SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” (together “SFAS Nos. 141 and 142”) to real estate acquisitions requires us to allocate the purchase price to acquired in-place leases and tenant relationships, and above and below market in-place leases in addition to land, building and improvements based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to the in-place leases, we are required to make several assumptions regarding the relative value of the leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenants’ leases. The intangible lease asset related to the acquired leases and tenant relationships are amortized as amortization expense over the terms of the respective acquired leases. The intangible lease asset or liability related to the above or below market in-place leases are amortized to rental income over the terms of the respective in-place leases.

TREASURY SHARES

Pursuant to a resolution by our Board of Directors, we cancelled all of the outstanding treasury shares in April 2005.

DIVIDENDS

On May 10, 2005, our Board of Directors declared a special cash dividend of $0.28 per common share. Of the total dividend, $0.14 per share was paid on June 15, 2005, while the remaining dividend will be paid on December 15, 2005.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER COMMON SHARE

We have no dilutive securities, therefore basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for both the three and six months ended June 30, 2005 and 2004 (restated for a 2-for-1 stock split, affected in the form of a stock dividend in 2004).

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

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the six months ended June 30, 2005, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or losses on sales of assets have been calculated and recorded as of the date of the transaction.

Purchase and sale of equity investments   In June 2005 we acquired one of our equity partner’s interests in the entities that own the Fort Washington, West Germantown Pike and 900 Northbrook properties for a total consideration of $1,100,000. Funding of the purchase was provided by the sale to such equity partner of our interest in Cigar Factory valued at $800,000 and the cancellation of a promissory note receivable from such equity partner with a principal balance outstanding of $300,000. As a result of the transaction, we recorded an increase in the carrying amount of the Fort Washington, West Germantown Pike and 900 Northbrook properties totaling $1,034,000.

Wynwood   In June 2005 we acquired two commercial office buildings containing a total of 88,000 square feet of office space, located in Chantilly, Virginia for a purchase price of $13,000,000. To fund the purchase we drew down $12,859,000 on our unsecured acquisition line of credit. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

Red Mill Pond   In May 2005 we invested $3,000,000 for a 51% interest in an entity that owns a parcel of undeveloped land, which is subdivided into 541 residential lots, in Sussex County, Delaware. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

develop the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $37,990,000 which was funded by a $22,875,000 drawdown on a $53,400,000 acquisition and development loan, the issuance of an $8,115,000 deferred purchase money promissory note and the proceeds from a $7,000,000 deposit from the homebuilder. The acquisition and development loan bears interest at 6.0% and matures in 2008. The deferred purchase money promissory note bears interest at 6.0% and matures in 2012. Based on the terms of the acquisition and development loan, we are required to contribute an additional $3,500,000 to the joint venture during 2006, with such amount to be used to pay down the loan. We have consolidated the property’s assets and liabilities in our consolidated financial statements.

Philadelphia Condo Investors   In May 2005 we invested $8,000,000 for a 44.5% interest in Philadelphia Condo Investors LP (“Philadelphia Condo Investors”). The remaining limited partners in Philadelphia Condo Investors, including several officers and directors of the Company, contributed a total of $10,000,000 for their equity interests. We have consolidated this entity’s assets and liabilities into our consolidated financial statements. Philadelphia Condo Investors has made the following investments in joint ventures, which it has accounted for under the equity method:

Symphony House

In May 2005 Philadelphia Condo Investors invested $11,000,000 for a 50% interest in Symphony House Associates LP (“Symphony House”), an entity that is developing 163 luxury high-rise condominium units, a 35,000 square foot theater, a parking garage and approximately 4,300 square feet of retail space in center city Philadelphia, PA. In May 2005 Symphony House obtained both a $98,100,000 primary construction loan and a $16,900,000 mezzanine construction loan. The primary loan bears interest at one month LIBOR, plus 220 basis points and matures in 2008. Upon obtaining a certain number of pre-sales, the interest rate will be reduced to one month LIBOR plus 180 basis points. The mezzanine loan bears interest at one-month LIBOR plus 1000 basis points and matures in 2008. We have provided a repayment guarantee for up to $39,240,000 of the outstanding balance under the primary loan and up to $16,900,000 of the outstanding loan balance under the mezzanine loan.

Venice Lofts

In May 2005 Philadelphia Condo Investors invested $6,500,000 for a 50% interest in Venice Lofts Associates LP (“Venice Lofts”), an entity that is developing a 234,900 square foot residential development consisting of 38 luxury townhouse and 90 mid-rise condominium units in Philadelphia, PA. In May 2005 Venice Lofts obtained both a $30,000,000 primary construction loan and an $8,500,000 mezzanine construction loan. The primary loan bears interest at one-month LIBOR plus 225 basis points and matures in November 2007. The mezzanine loan bears interest at 16.25% and matures in 2007.

919 Market Street   In April 2005 we acquired a 223,000 square foot commercial office building located in Wilmington, Delaware. The purchase price of the office building was $40,525,000. In connection with the acquisition, we assumed a 5.89% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $22,498,000 at the time of the assumption, matures in 2033. If this loan is not prepaid by June 2013, the annual interest rate increases by a minimum of 2%. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

102 Pickering Way   In April 2005 we acquired an 80,000 square foot commercial office building located in Exton, Pennsylvania. The purchase price of the office building was $15,275,000. In connection with the acquisition, we assumed a 6.5% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $10,149,000 at the time of the assumption, matures in 2013. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

Cross Keys   In April 2005 we acquired an 82,000 square foot commercial office building located in Doylestown, Pennsylvania. The purchase price of the office building was $17,792,000. In connection with the acquisition, we assumed a 5.45% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $10,969,000 at the time of the assumption, matures in 2013. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

1105 Market Street   In February 2005 we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of the acquisition we placed a two-year $19,000,000 mortgage loan on the building. The loan bears interest at one-month LIBOR plus 195 basis points. We have provided a guarantee for the entire loan balance. We anticipate spending between $3,000,000 and $4,000,000 on renovations and tenant improvements. We have consolidated the property’s assets and liabilities and results of operations in our consolidated financial statements.

Devon Square   In February 2005 together with an unaffiliated third party investor, we acquired two commercial office buildings containing a total of 140,000 square feet of office space, located in Devon, Pennsylvania. The purchase price of the buildings was $17,109,000. In connection with the purchase, we entered into a tenant-in-common agreement with the third party investor, whereby each party is an equal tenant-in-common of the buildings. At the time of the acquisition, a $21,350,000 acquisition and construction loan was obtained, $12,451,000 of which was drawn down at the closing. The loan bears interest at the higher of the lender’s prime rate or the federal funds rate plus one-half percent and matures in 2007. We have provided a repayment guarantee for the entire amount outstanding under the loan. It is anticipated that approximately $8,900,000 will be expended in 2005 on capital improvements, tenant improvements and leasing commissions related to the renovation and further lease-up of the buildings, with such amounts funded through draws on the loan. We and the outside investor each contributed $2,667,000 to fund the acquisition. We have accounted for our investment in Devon Square using the equity method in our consolidated financial statements.

Crisfield   In January and March 2005 we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land, which is subdivided into 232 residential lots, in Crisfield, Maryland. An unaffiliated third party owns the remaining membership interest in the entity. The entity intends to develop the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $10,250,000, which was funded by an $8,321,000 drawdown on an $11,700,000 acquisition and development loan and a $2,500,000 deposit from a homebuilder. The loan bears interest at one month LIBOR plus 200 basis points and matures in January 2008. We have consolidated the entity’s assets and liabilities in our consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

Pro-Forma Results of Operations—Unaudited   The following unaudited pro-forma statements reflect our results of operations as if our material acquisition, 919 Market Street, had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Six Months Ended June 30,	Pro-forma Three Months Ended June 30,
	2005	2005
Operating revenues	$77,148	$46,712
Net income	$3,495	$2,614
Earnings per common share	$0.64	$0.48

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

3.   INTANGIBLE ASSETS

As a result of adopting SFAS No’s. 141 and 142, we have intangible in-place lease assets and intangible in-place lease liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$35,201	$10,140	$19,110	$6,838
Acquired in-place lease liabilities	9,464	2,351	2,783	1,204

The amortization of acquired above and below-market-in-place leases included as a net increase in revenues totaled $234,000 and $45,000 for the three months ended June 30, 2005 and 2004, respectively and $460,000 and $132,000 for the six months ended June 30, 2005 and 2004, respectively.

The amortization of acquired lease assets and tenant relationships, included in depreciation and amortization expense totaled $1,480,000 and $1,268,000 for the three months ended June 30, 2005 and 2004, respectively and $2,618,000 and $1,735,000 for the six months ended June 30, 2005 and 2004, respectively.

The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the five calendar years is as follows (in thousands):

2005	$1,288
2006	1,468
2007	815
2008	743
2009	414

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INTANGIBLE ASSETS (Continued)

The estimated annual amortization of acquired in-place lease assets and tenant relationships to be included in amortization expense for each of the five calendar years is as follows (in thousands):

2005	$6,049
2006	6,301
2007	3,881
2008	2,958
2009	1,643

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At June 30, 2005, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC (“1925 K Street”)	85%
WBP Undeveloped Land (“WBP Undeveloped Land”)	80%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Devon Square	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Madison Building Associates, LLC (“Madison Building”)	25%
Venice Lofts (“Venice Lofts”)	22%
Symphony House (“Symphony House”)	22%

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
ASSETS
Cash	$1,398	$1,348
Land held for investment	5,804	5,432
Property and land development	25,484	—
Land, building and equipment, net	69,910	77,654
Other assets	4,533	1,276
Total assets	$107,129	$85,710
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$66,873	$39,366
Other liabilities	7,408	5,527
Total liabilities	74,281	44,893
Members’ equity	32,848	40,817
Total liabilities and members’ equity	$107,129	$85,710
Company’s interest in members’ equity	$24,306	$9,738

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our accumulated membership interest noted above is primarily due to capitalized interest on our investment balance in joint ventures that own real estate under development.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended June 30,
	2005	2004
Operating revenues	$3,163	$2,913
Operating expenses	1,471	1,624
Interest expense	865	421
Depreciation expense	733	709
Net income	$94	$159
Company’s equity in earnings of unconsolidated joint ventures	$73	$134

	Six Months Ended June 30,
	2005	2004
Operating revenues	$5,832	$6,788
Operating expenses	2,837	3,664
Interest expense	1,423	984
Depreciation expense	1,324	1,257
Net income	$248	$883
Company’s equity in earnings of unconsolidated joint ventures	$295	$591

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property(1)	Interest Rate	Maturity	June 30, 2005	December 31, 2004
Fort Washington	5.60%	2014	$48,239	$48,556
Washington Business Park	7.63%	2031	38,784	38,983
Victoria Place Apartments	4.72%	2013	33,177	33,446
Red Mill Pond—Development Loan	6.00%	2008	25,559	—
The Fountains at Waterford Lakes	5.00%	2007	24,753	24,773
919 Market Street	5.89%	2033	22,450	—
Seaside	Lender’s Prime Rate	2007	20,064	19,095
1105 Market Street	One month LIBOR + 195 basis pts.	2007	19,000	—
Versar Center	6.18%	2013	17,985	18,100
Sudley North Buildings A,B,C,& D and Bank Bldg.	7.47%	2012	17,506	17,597
West Germantown Pike	5.90%	2033	15,958	16,064
One Northbrook	5.75%	2014	15,070	15,166
900 Northbrook	5.98%	2013	11,005	11,073
Pickering	6.50%	2013	10,822	—
Doylestown	5.45%	2013	10,404	—
Baltimore Portfolio (4 Buildings)	One month LIBOR + 175 basis pts.	2006	9,815	9,815
Inn at the Colonnade	7.45%	2011	9,733	9,806
Crisfield	One month LIBOR + 200 basis pts.	2008	9,081	—
Baltimore Portfolio (1 Building)	5.95%	2012	8,385	8,452
Red Mill Pond—Promissory Note	6.00%	2012	8,115	—
7800 Building(2)	10.00%	2007	8,000	—
Fort Hill	7.70%	2011	5,523	5,554
Charlestown North	6.74%	2012	4,845	4,874
Laguna Vista	One month LIBOR + 185 basis pts.	2005	4,673	10,236
Holiday Inn Express	7.88%	2011	3,596	3,627
Sudley South	One month LIBOR + 180 basis pts.	2006	1,564	—
Golfview	One month LIBOR + 175 basis pts.	2007	—	10,385
Cigar Factory	One month LIBOR + 275 basis pts.	2005	—	1,566
Total mortgage and construction loans			404,106	307,168
Acquisition Line of Credit(3)	One month LIBOR + 175 basis pts.	2005	32,200	7,874
Other debt	(4)	(4)	11,960	—
Unsecured Loan	One month LIBOR + 195 basis pts.	2005	6,000	6,000
Total mortgage and construction loans and other debt			$454,266	$321,042

(1)           Note is secured by the property.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands): (Continued)

(2)           Note is a loan from a related party.

(3)           Represents an unsecured line of credit to the Company.

(4)           Represents a $10,250,000 promissory note secured by our partnership interest in a joint venture and a $1,709,000 deferred purchase money promissory note.

At June 30, 2005 the one-month Libor rate was 3.34%.

6.   GAIN ON SALE OF INVESTMENTS

In April 2005 an unconsolidated entity in which we own a limited partnership interest, sold a low-income residential housing complex. As a result of the sale and subsequent liquidation of the entity, we recorded a gain of $1,542,000 before taxes.

7.   DISCONTINUED OPERATIONS

In 2004 and the first six months of 2005, we sold or executed agreements to sell the following properties:

•       In May 2005 we sold one of the eight Baltimore properties for $1,844,000 and recorded a pre-tax gain on the sale of $269,000 net of our equity partner’s share of the gain. We are also holding for sale another two of the remaining seven Baltimore properties.

•       In June 2005, we executed an agreement to sell our interest in 640 North Broad to one of our equity partners for $4,867,000, the amount we have invested in the venture, plus a priority return on our investment. Funding of the sale will be provided in the form of a promissory note. Per the terms of the agreement, the sale, which had not been completed by June 30, 2005, is to be finalized on or before October 2005.

•       In December 2004 we sold to two unaffiliated parties five commercial properties that were leased to convenience store operators.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   DISCONTINUED OPERATIONS (Continued)

We have recorded the results of operations of these properties as part of discontinued operations, in the accompanying consolidated statements of operations. The following summary presents the operating results of properties we have classified as discontinued operations (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,780	$142	$1,448	$120
Income before gain on sale, minority interest and provision for income taxes	$12	$127	$24	$113
Gain on sale	515	—	515	—
Minority interest	(239)	—	(250)	—
Provision for income taxes	(115)	(51)	(115)	(46)
Income from discontinued operations	$173	$76	$174	$67

The assets held for sale on our consolidated balance sheet consist primarily of real assets, and the liabilities of assets held for sale consist primarily of debt associated with the properties.

8.   TRANSACTIONS WITH AFFILIATES

Certain of our officers and directors have invested a total of $3,975,000 for a 22% limited partnership interest in Philadelphia Condo Investors LP (See Note 2).

In February 2005 we borrowed and executed a note payable for $8,000,000 from Trilon Plaza Company (“Trilon”), a related party. The note bears interest at a fixed interest rate of 10% per annum and matures in February 2007. The note is secured by the 7800 Building and the five-acre parcel of land immediately adjacent to the property.

9.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 in connection with a loan obtained by 1925K Associates, LLC. The loan matures in 2007 but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, obtained by Arbor Crest. The other members of Arbor Crest have guarantied the remaining balance under the loan. The loan matures in January 2006 and provides for one five-year extension option. Our payment guaranty will be reduced to 16.7% of the outstanding loan balance, upon Arbor Crest maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. At June 30, 2005 the outstanding loan balance totaled approximately $7,100,000.

In connection with the $15,100,000 construction loan obtained by Laguna Vista, we have guarantied the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At June 30, 2005 the outstanding loan balance totaled $4,673,000.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   COMMITMENTS AND CONTINGENCIES (Continued)

We have guarantied repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan obtained by the entities that own the Baltimore properties. The loan matures in November 2006 and provides for two, one-year extension options. At June 30, 2005, the total amount outstanding under the loan totaled $14,035,000.

We have guarantied repayment of the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At June 30, 2005, the total amount outstanding under the loans totaled $24,641,000. While we have executed an agreement to sell our interest in 640 North Broad, the agreement requires that the loan guaranties remain in effect subsequent to the sale of our interest.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales revenue and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. At June 30, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $5,114,000.

We have guarantied the full amount of a $7,044,000 development loan maturing in May 2006 obtained by Paradise Developers, our wholly-owned subsidiary. At June 30, 2005, the balance outstanding under the loan was $1,564,000.

We have guarantied repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan obtained by 1105 Market Street. The loan matures in 2007.

We have guarantied repayment of $1,700,000 of the $11,700,000 acquisition and development loan obtained by Crisfield. The guarantee may increase to the entire amount outstanding under the loan should the joint venture fail to achieve certain sales targets.  The loan matures in 2008. At June 30, 2005, the balance outstanding under the loan totaled approximately $9,081,000.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square. The loan matures in 2007. At June 30, 2005, the balance outstanding under the loan totaled approximately $12,451,000.

LITIGATION

We are not presently involved in any material litigation nor to our knowledge is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our financial condition, results of operations or cash flows.

10.   INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INCOME TAXES (Continued)

income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted. The Company and its subsidiaries file a consolidated income tax return.

Our provision for income taxes for the three and six months ended June 30, 2005 and 2004, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through June 30, 2005 and 2004 respectively.

11.   SEGMENT INFORMATION:

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for the following four categories:

Commercial, Residential and Land Development

This segment primarily includes the development and sale of residential condominium units, the development of commercial and residential buildings and the development and sale of lots as part of residential subdivisions.

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

Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore, Crisfield and Ocean City, Maryland; Wilmington, Delaware; and Orlando and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION: (Continued)

Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing and leasing strategies.

Following is a summary of the Company’s reportable segments (in thousands).

Three months ended June 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$26,793	$12,543	$2,776	$2,867	$232	$45,211
Cost of homebuilding, residential lots and other development	(20,033)	—	—	—	—	(20,033)
Operating expenses	—	(5,138)	(1,135)	(2,315)	—	(8,588)
Depreciation and amortization expense	—	(3,418)	(656)	(184)	—	(4,258)
Interest expense	—	(4,044)	(820)	(260)	(303)	(5,427)
Gain on sale of investments in joint ventures	—	—	1,494	—	—	1,494
Income (loss) from investments in joint ventures	—	130	(57)	—	—	73
Minority interest	(2,966)	(44)	(2)	—	—	(3,012)
General, administrative and other expenses	—	—	—	—	(1,644)	(1,644)
Interest income	—	—	—	—	230	230
Income (loss) before taxes and discontinued operations	$3,794	$29	$1,600	$108	$(1,485)	$4,046

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION: (Continued)

Six months ended June 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$42,636	$22,321	$5,559	$4,861	$270	$75,647
Cost of homebuilding, residential lots and other development	(31,562)	—	—	—	—	(31,562)
Operating expenses	—	(9,414)	(2,203)	(4,404)	—	(16,021)
Depreciation and amortization expense	—	(6,095)	(1,291)	(354)	—	(7,740)
Interest expense	—	(7,203)	(1,619)	(520)	(145)	(9,487)
Gain on sale of investments in joint ventures	—	—	1,494	—	—	1,494
Income (loss) from investments in joint ventures	—	430	(135)	—	—	295
Minority interest	(5,055)	67	(20)	—	—	(5,008)
General, administrative and other expenses	—	—	—	—	(2,766)	(2,766)
Interest income	—	—	—	—	579	579
Income (loss) before taxes and discontinued operations	$6,019	$106	$1,785	$(417)	$(2,062)	$5,431

June 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$161,303	$317,067	$83,443	$16,735	$—	$578,548
Accumulated depreciation	—	(20,959)	(7,503)	(8,903)	—	(37,365)
Investments in joint ventures	415	26,975	448	—	—	27,838
Cash, cash equivalents and restricted cash	—	—	—	—	30,518	30,518
Investments	—	—	—	—	31,385	31,385
Other	33,765	36,605	721	424	14,083	85,598
	$195,483	$359,688	$77,109	$8,256	$75,986	$716,522

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION: (Continued)

Three months ended June 30, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$3,309	$8,915	$2,459	$2,373	$—	$17,056
Cost of homebuilding, residential lots and other development	(3,131)	—	—	—	—	(3,131)
Operating expenses	—	(3,378)	(1,216)	(1,386)	—	(5,980)
Depreciation and amortization expense	—	(2,178)	(522)	(197)	—	(2,897)
Interest expense	—	(2,830)	(840)	(214)	365	(3,519)
Income (loss) from investments in joint ventures	104	30	—	—	—	134
Minority interest	150	(73)	(13)	—	—	64
General, administrative and other expenses	—	—	—	—	(1,431)	(1,431)
Interest income	—	—	—	—	453	453
Income (loss) before taxes and discontinued operations	$432	$486	$(132)	$576	$(613)	$749

Six months ended June 30, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$6,038	$15,432	$5,003	$4,079	$83	$30,635
Cost of homebuilding, residential lots and other development	(5,693)	—	—	—	—	(5,693)
Operating expenses	—	(5,474)	(2,338)	(2,748)	—	(10,560)
Depreciation and amortization expense	—	(3,888)	(1,372)	(417)	—	(5,677)
Interest expense	—	(5,104)	(1,626)	(486)	606	(6,610)
Income (loss) from investments in joint ventures	(49)	640	—	—	—	591
Minority interest	—	22	(26)	—	—	(4)
General, administrative and other expenses	—	—	—	—	(2,401)	(2,401)
Interest income	—	—	—	—	863	863
Income (loss) before taxes and discontinued operations	$296	$1,628	$(359)	$428	$(849)	$1,144

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION: (Continued)

December 31, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$115,349	$214,687	$82,596	$15,904	$—	$428,536
Accumulated depreciation	—	(18,011)	(6,217)	(8,572)	—	(32,800)
Investments in joint ventures	415	8,942	485	—	—	9,842
Cash, cash equivalents and restricted cash	—	—	—	—	20,454	20,454
Investments	—	—	—	—	40,029	40,029
Other	17,137	29,635	991	656	20,700	69,119
	$132,901	$235,253	$77,855	$7,988	$81,183	$535,180

12.   SUBSEQUENT EVENTS:

Midlantic Office Trust, Inc.   In July 2005 we executed purchase and sale agreements with Midlantic Office Trust, Inc. (“Midlantic”) for the sale of the following eight commercial properties currently owned by us:  Fort Washington; West Germantown Pike; Sudley North Buildings A, B, C, D and Bank Building; Fort Hill; Versar Center; Doylestown; Pickering and Wynwood. In May 2005 Midlantic filed a registration statement with the Securities Exchange Commission for the initial public offering of its common stock. This registration statement was subsequently amended in June, July and August,  2005. Following Midlantic’s initial public offering, Midlantic will purchase the eight properties from us for an aggregate purchase price (including assumption of debt) of approximately $196,148,000. These properties represent eight of the nine initial properties Midlantic will acquire. In addition to the cash we will receive long term incentive plan units in Midlantic’s operating partnership representing approximately 2% of Midlantic’s outstanding common stock following the offering in exchange for the license of certain intellectual property assets and other intangible assets. In addition, we will purchase $15,000,000 in Midlantic common stock as part of the initial public offering.

Included in our consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2005 are total assets of $175,481,000, total liabilities of $136,184,000, total revenue of $12,574,000 and total operating income of $4,816,000 related to the eight properties for which we have executed purchase and sale agreements. Since the sales of these properties are contingent on a successful public offering, which is uncertain, we have not included these properties in discontinued operations in our consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on current estimates, expectations, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or “would be,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include:

•       whether Midlantic is successful in its initial public offering and its subsequent purchase of eight of our commercial properties;

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

Overview.

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential condominium units and selling both developed and undeveloped land. We have a diversified portfolio of assets across the real estate spectrum that encompasses the following four real estate segments: commercial property rentals; residential apartment rentals; hospitality; and commercial, residential and land development. Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore, Maryland; Ocean City, Maryland; Wilmington, Delaware; Orlando, Florida and Tampa, Florida metropolitan areas. Following is a description of our real estate assets by business segment:

Commercial, Residential and Land Development

This segment primarily includes the development of residential condominium and rental apartment units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included are the revenues and costs associated with undeveloped commercial land sales, and other construction activity. During the six months ended June 30, 2005, we owned, or had a material ownership interest in, entities involved in 17 development projects. The table below sets forth these development projects.

Project Name	Development Type	Size(1)		Number sold(2)		Location	B&R Ownership %
Consolidated Properties(3)
Clarksburg Ridge	Residential Lots	159 lots		159 lots		Clarksburg, MD	100.0%
Golfview	Residential Condominiums	133 units		130 units		St. Petersburg, FL	50.0%
Laguna Vista	Residential Condominiums	41 units		13 units		Ocean City, MD	100.0%
Cigar Factory(4)	Residential Condominiums	30 units		24 units		Philadelphia, PA	66.7%
400 S. Philadelphia Ave.	Residential Condominiums	20 units		—		Ocean City, MD	51.0%
146th Street	Residential Condominiums	18 units		—		Ocean City, MD	51.0%
Seaside	Residential Lots	138 lots		—		Ocean City, MD	51.0%
Waterfront	Commercial Office Complex	1,144,000 sq. ft.	(5)	—	(6)	Washington, DC	47.4%
Northbrook Development	Commercial Office Building	108,000 sq. ft.		—	(6)	Trevose, PA	100.0%
Sudley South	Commercial Office Condominium	54,000 sq. ft.		—		Manassas, VA	100.0%
640 N. Broad Street(7)	Residential Apartments	266 units		—	(6)	Philadelphia, PA	80.0%
Divine Lorraine	Residential Apartments	135 units		—	(6)	Philadelphia, PA	95.0%
Crisfield	Residential Lots	232 lots		—		Crisfield, MD	51.0%
Red Mill Pond	Residential Lots	541 lots		—		Lewes, DE	51.0%
Unconsolidated Properties(3)
WBP Land	Undeveloped Land	79 acres		29 acres		Lanham, MD	80.0%
Symphony House	Residential Condominiums	163 units		—	(8)	Philadelphia, PA	22.0%
Venice Lofts	Residential Condominiums	128 units		—		Philadelphia, PA	22.0%

NOTES:

(1)             Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)             Represents number of sales that had closed as of June 30, 2005.

(3)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with GAAP.

(4)             In June 2005 we sold our interest in Cigar Factory

(5)             Represents the current size of the Waterfront Complex. The size of the development project has not yet been determined.

(6)             Upon completion, the space will be leased to tenants

(7)             We have executed an agreement to sell our interest in 640 N. Broad Street

(8)             Project also includes 34,501 square feet for a theatre and other retail space as well as a parking garage.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. Our commercial properties are all located in the Mid-Atlantic region of the United States of America (specifically in Washington, DC; Wilmington, Delaware; Philadelphia, Pennsylvania; and Baltimore, Maryland metropolitan areas). The table below sets forth the commercial rental properties which we owned or had ownership interests in at June 30, 2005.

	Number of Buildings	Square Feet	Occupancy(1)	Location	B&R Ownership
Consolidated Properties(2)
Washington Business Park(3)	9	568,000	89.8%	Lanham, MD	80.0%
Baltimore Portfolio(4)	5	409,000	79.1%	Baltimore, MD	51.0%
Fort Washington Executive Center(6)	3	393,000	99.9%	Ft. Washington, PA	96.5%
Versar Center(6)	2	217,000	89.0%	Springfield, VA	100.0%
Sudley North (Buildings A,B&C)(6)	3	116,000	87.7%	Manassas, VA	98.8%
West Germantown Pike(6)	2	115,000	100.0%	Plymouth Meeting, PA	97.5%
One Northbrook	1	95,000	83.2%	Trevose, PA	100.0%
Sudley North (Building D)(6)	1	69,000	100.0%	Manassas, VA	49.4%
900 Northbrook	1	66,000	94.0%	Trevose, PA	87.5%
Fort Hill(6)	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building	1	15,000	87.9%	Manassas, VA	100.0%
Bank Building(6)	1	3,000	100.0%	Manassas, VA	100.0%
1105 Market Street(5)	1	173,000	42.6%	Wilmington, DE	100.0%
919 Market Street	1	223,000	90.0%	Wilmington, DE	100.0%
102 Pickering Way(6)	1	80,000	100.0%	Exton, PA	100.0%
Cross Keys(6)	1	82,000	97.8%	Doylestown, PA	100.0%
Wynwood(6)	2	88,000	98.0%	Chantilly, VA	100.0%
Total consolidated properties	36	2,778,000
Unconsolidated Properties(2)
1925 K Street	1	149,000	97.8%	Washington, DC	85.0%
Devon Square(5)	2	140,000	61.8%	Devon, PA	50.0%
Madison Building	1	82,000	96.5%	McLean, VA	24.9%
Total unconsolidated properties	4	371,000
Total consolidated and unconsolidated properties	40	3,149,000

NOTES:

(1)          At June 30, 2005.

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

(4)          Total portfolio consisted of eight buildings, two of which are being held for sale and a third of which was sold during the quarter ended June 30, 2005. The results of operations for the property sold and the two properties held for sale are included in income from discontinued operations, net of tax and minority interest in the accompanying financial statements.

(5)          Property currently under renovation.

(6)          We have executed a purchase and sale agreement to sell this property to Midlantic subsequent to Midlantic’s initial public offering.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At June 30, 2005 we owned, or had an ownership interest in, four residential properties containing a total of 1,022 apartment units. The properties are located in the Washington, DC and Orlando, Florida metropolitan areas. The table below sets forth these residential rental properties.

	Apt. Units	Occupancy(1)		Location	B&R Ownership %
Consolidated Properties(2)
The Fountains	400	95.5%		Orlando, FL	100.0%
Victoria Place	364	92.9%		Orlando, FL	85.0%
Charlestown North	178	95.5%		Greenbelt, MD	100.0%
Total Consolidated Properties	942
Unconsolidated Property(2)
Arbor Crest	80	78.8	%(3)	Silver Spring, MD	33.3%
Total Consolidated and Unconsolidated	1,022

NOTES:

(1)          At June 30, 2005.

(2)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(3)          Development of this property was completed in September 2004.

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

The discussion that follows is based primarily on our consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Application of Critical Accounting Policies

Our accounting policies comply with GAAP. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2004. These policies have not changed significantly in 2005.

The preparation of these financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements.

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	June 30, 2005	December 31, 2004	$ Change 2004 to 2005
			Increase (decrease)
Assets:
Rental property and equipment, at cost	$417,245	$313,187	$104,058
Property and land development	158,368	112,502	45,866
Cash, cash equivalents, and investments	46,311	49,943	(3,632)
Investments in and advances to joint ventures	27,838	9,842	17,996
Deferred charges and other assets, net	38,634	30,837	7,797
Total assets	716,522	535,180	181,342
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	454,266	321,042	133,224
Total liabilities	538,933	371,067	167,866
Minority interest	44,332	32,968	11,364
Shareholders’ equity	133,257	131,145	2,112

Material changes in assets include:

•       Rental property and equipment, at cost increased primarily as a result of the acquisitions of the Wynwood, 919 Market Street, Cross Keys, 102 Pickering Way and 1105 Market Street commercial office properties in the first and second quarters of 2005.

•       Property and land development increased primarily as a result of the acquisitions of Redmill and Crisfield and development work performed on the Laguna Vista, Golfview, and Seaside projects. This increase was partially offset by sales of condominium units at Cigar Factory, Golfview and Laguna Vista and sales of residential lots at Clarksburg Ridge.

•       Cash, cash equivalents and investments decreased in total primarily due to cash used for the acquisition of commercial properties as well as investments in development projects.

•       Investments in and advances to joint ventures increased primarily due to our investments in Symphony House, Venice Lofts and Devon Square.

•       Deferred charges and other assets, net increased primarily due the commercial properties acquired partially offset by the amortization of in-place lease assets and financing fees.

Material changes in liabilities include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the commercial office properties acquired as well as draws on construction and development loans related to Redmill, Laguna Vista, Golfview and Seaside. This increase was partially offset by loan repayments from sale proceeds at Golfview and Laguna Vista.

•       Minority interest increased primarily as a result of our minority partner’s share of income generated from sales at Golfview and Cigar Factory.

Financial Overview.

Results of Operations—three months ended June 30, 2005 compared to the three months ended June 30, 2004.

The following table reflects key line items from our statements of operations for the three months ended June 30, 2005 and 2004 (in thousands, except percentages):

	June 30, 2005	June 30, 2004	Change 2004 to 2005	% Change 2004 to 2005
			Increase/(decrease)
Revenues from homebuilding and residential lots	$26,793	$3,309	$23,484	709.7%
Revenues from commercial rental properties	12,543	8,908	3,635	40.8
Revenues from residential rental properties	2,776	2,439	337	13.8
Revenues from hospitality properties	2,867	2,373	494	20.8
Total operating revenues	45,211	17,056	28,155	165.1
Cost of homebuilding and residential lots	20,033	3,131	16,902	539.38
Commercial operating expenses	5,138	3,378	1,760	52.1
Residential operating expenses	1,135	1,216	(81)	(6.7)
Hospitality operating expenses	2,315	1,386	929	67.0
Commercial depreciation and amortization expense	3,418	2,178	1,240	56.9
Residential depreciation and amortization expense	656	522	134	25.7
General and administrative expense	1,516	1,169	347	29.7
Interest expense	5,427	3,519	1,908	54.2
Gain on sale of investments in joint ventures	1,494	—	1,494	100.0
Income from investments in joint ventures	73	134	(61)	(45.5)
Minority interest	(3,012)	64	(3,076)	(4,806.3)
Net income	2,765	636	2,129	334.7

General Overview.   Total operating revenues for the three months ended June 30, 2005 increased by $28,155,000 over total operating revenues for the three months ended June 30, 2004. The increase was primarily due to revenues generated from sales of condominium apartment units at Cigar Factory, Laguna Vista and Golfview in addition to revenue generated from the fourth quarter 2004 acquisition of the Baltimore portfolio of commercial office buildings, and the 2005 acquisitions of the 1105 Market Street, 919 Market Street, 102 Pickering Way, Cross Keys and Wynwood commercial office buildings. Net income for the three months ended June 30, 2005 increased by $2,129,000 compared to net income for 2004, primarily due to sales of condominium apartment units and a gain recorded on the sale of a joint venture investment.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2005 increased by $23,484,000 compared to the prior year. The increase can be attributed to the sale in 2005 of four developed lots at Clarksburg Ridge, three condominium apartment units at Cigar Factory, 82 condominium apartment units at Golfview and 12 condominium units at Laguna Vista, compared to the sale in 2004 of nineteen developed lots at Clarksburg Ridge and two condominium apartment units at Golfview.

The cost of homebuilding and residential lots in 2005 increased by $16,902,000 compared to the prior year. The increase can be attributed to the cost of sales allocated to the developed lots and condominium units sold at Cigar Factory, Golfview and Laguna Vista.

Commercial Rental Properties.

The $3,635,000 revenue increase in 2005 relative to 2004 was primarily due to the commercial office properties acquired in the fourth quarter of 2004 and the first two quarters of 2005.  Revenues from comparable properties that were owned for the same periods in 2005 and 2004 decreased by $101,000 primarily due to lower occupancy at the Versar Center.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 increased relative to 2004 by $1,760,000 due to operating expenses from properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. Operating expenses from comparable properties decreased by $184,000 in 2005 compared to 2004. This was primarily due to lower 2005 expenses at the Versar Center resulting from bad debt write-offs and significant repair and maintenance expenses that occurred in 2004 but not in 2005.

Depreciation and amortization expense in 2005 increased by $1,240,000 over the prior year due to the depreciation expense recorded related to the 2005 and 2004 acquisitions.

Residential Rental Properties.

The $337,000 increase in residential revenue in 2005 relative to 2004 was primarily due to higher occupancy rates at Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with the prior year.

Hospitality Properties.

Revenue for the three months ended June 30, 2005 increased by $494,000 over the prior year primarily due to food and beverage revenue generated by Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade. Prior to November 2004, the restaurant space was leased to a third party. The revenue increase can also be attributed to an increase in revenue per available room (RevPAR) in 2005 at both the Inn at the Colonnade and the Holiday Inn Express.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $929,000 compared to 2004. The increase can be primarily attributed to: increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff; food and beverage expenses associated with the Club at the Colonnade; and the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.   General and administrative expense increased by $347,000 compared to 2004 primarily due to higher salary and benefits expense as a result of the hiring of additional personnel and an increase in 2005 pension plan expenses.

Interest Expense.   The increase in interest expense of $1,908,000 for the first quarter of 2005 over the prior year period is primarily due to interest on debt obtained or assumed in connection with properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. For the three months ended June 30, 2005 and June 30, 2004, we capitalized interest of approximately $423,000 and $413,000, respectively related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.   The gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $61,000 in the first quarter of 2005 primarily due to operating losses from Arbor Crest and decreased income from 1925 K Street.

Minority Interest.   Minority interest expense increased by $3,076,000 in the first quarter of 2005 over the prior year period primarily due our minority partners’ share of profits generated from condominium apartment sales at Cigar Factory and Golfview.

Income from discontinued operations, net of tax.   Discontinued operations increased by $107,000 primarily due to a gain on sale of $162,000, net of taxes and minority interest and net of our equity partner’s share of the gain from our sale of one of the Baltimore Portfolio office buildings.

Results of Operations—six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The following table reflects key line items from our statements of operations for the six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	June 30, 2005	June 30, 2004	Change 2004 to 2005	% Change 2004 to 2005
			Increase/(decrease)
Revenues from homebuilding and residential lots	$42,636	$6,038	$36,598	606.1%
Revenues from commercial rental properties	22,321	15,412	6,909	44.8
Revenues from residential rental properties	5,559	4,969	590	11.9
Revenues from hospitality properties	4,861	4,079	782	19.2
Total operating revenues	75,647	30,635	45,012	146.9
Cost of homebuilding and residential lots	31,562	5,693	25,869	454.4
Commercial operating expenses	9,414	5,474	3,940	72.0
Residential operating expenses	2,203	2,338	(135)	(5.8)
Hospitality operating expenses	4,404	2,748	1,656	60.3
Commercial depreciation and amortization expense	6,095	3,888	2,207	56.8
General and administrative expense	2,638	2,133	505	23.7
Interest expense	9,487	6,610	2,877	43.5
Gain on sale of investments in joint ventures	1,494	—	1,494	100.0
Income from investments in joint ventures	295	591	(296)	(69.5)
Net income	3,646	928	2,718	292.9

General Overview.   Total operating revenues for the six months ended June 30, 2005 increased by $45,012,000 over total operating revenues for the six months ended June 30, 2004. The increase was primarily due to revenue generated from sales of condominium apartment units at Cigar Factory, Laguna Vista and Golfview in addition to revenue generated from the fourth quarter 2004 acquisition of the Baltimore portfolio of commercial office buildings, and the 2005 acquisitions of the 1105 Market Street, 919 Market Street, 102 Pickering Way, Cross Keys and Wynwood commercial office buildings. Net income for the six months ended June 30, 2005 increased by $2,718,000 compared to net income for 2004, primarily due to sales of condominium apartment units and a gain on the sale of a joint venture investment.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2005 increased by $36,598,000 compared to the prior year. The increase can be attributed to the sale in 2005 of 10 developed lots at Clarksburg Ridge, 11 condominium apartment units at Cigar Factory, 131 condominium apartment units at Golfview and

13 condominium units at Laguna Vista, compared to the sale in 2004 of 19 developed lots at Clarksburg Ridge and two condominium apartment units at Golfview.

The cost of homebuilding and residential lots in 2005 increased by $25,869,000 compared to the prior year. The increase can be attributed to the cost of sales allocated to the developed lots and condominium units sold at Golfview, Cigar Factory and Laguna Vista.

Commercial Rental Properties.

The $6,909,000 revenue increase in 2005 relative to 2004 was primarily due to the commercial office properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. Revenues from comparable properties that were owned for the same periods in 2005 and 2004 decreased by $842,000 due to lower revenue at Washington Business Park as a result of lower occupancy and a lease termination fee received in 2004 and lower occupancy at Versar Center in 2005.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 increased relative to 2004 by $3,940,000 due to operating expenses from properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. Operating expenses from comparable properties decreased in 2005 by $176,000 primarily due to lower expenses at Versar Center resulting from bad debt write-offs and significant repair and maintenance expenses that occurred in 2004 but not in 2005.

Depreciation and amortization expense in 2005 increased by $2,207,000 over the prior year due to the depreciation expense recorded related to the 2005 and 2004 acquisitions.

Residential Rental Properties.

The $590,000 increase in residential revenue in 2005 relative to 2004 was primarily due to higher occupancy rates at Victoria Place, The Fountains and Charlestown North.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with the prior year.

Hospitality Properties.

Revenue increased by $782,000 over the prior year primarily due to food and beverage revenue generated by Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade and an increase in RevPAR in 2005 at both the Inn at the Colonnade and the Holiday Inn Express.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $1,656,000 compared to 2004. The increase can be primarily attributed to: increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff; food and beverage expenses associated with the Club at the Colonnade; and management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.   General and administrative expense increased by $505,000 compared to 2004 primarily due to increased retirement plan expenses, and higher salary and benefits as a result of the hiring of additional personnel and corporate office relocation costs partially offset by lower professional fees.

Interest Income.   The decrease in interest income of $284,000 was primarily due to a lower average balance in our short-term investment portfolio relative to the prior year, due to funds used for investment purposes.

Interest Expense.   The increase in interest expense of $2,877,000 for the six months ended June 30, 2005 over the prior year period was primarily due to interest on debt obtained or assumed in connection with properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. For the six months ended June 30, 2005 and June 30, 2004, we capitalized interest of approximately $847,000 and $706,000, respectively related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.   The gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $296,000 in 2005 primarily due to operating losses at Arbor Crest and decreased income from 1925 K Street partially offset by operating income from Devon Square.

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

Minority Interest.   Minority interest expense increased by $5,004,000 in the first quarter of 2005 over the prior year period primarily due our minority partners’ share of profits generated from condominium apartment sales at Cigar Factory and Golfview.

Income from discontinued operations, net of tax.   Discontinued operations increased by $97,000 primarily due to a gain on sale of $162,000 net of taxes and net of our equity partner’s share of the gain from our sale of one of the Baltimore Portfolio office buildings.

Funds From Operations.

We consider Funds From Operations (“FFO”) to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our operating performance, although FFO should be reviewed in conjunction with net income which remains the primary measure of performance. FFO is a recognized metric used extensively by the real estate industry. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

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

Our FFO was $5,993,000 for the three months ended June 30, 2005, compared to $3,764,000 for the three months ended June 30, 2004, an increase of $2,229,000 or 59.2%. The increase is primarily due to FFO generated from properties we acquired in 2004 and 2005 and increased sales in 2005 of condominium units.

For the six months ended June 30, 2005, our FFO was $10,333,000 compared to $6,929,000 for the six months ended June 30, 2004, an increase of $3,404,000 or 49.1%. The increase is primarily due to FFO generated from properties we acquired in 2004 and 2005 and increased sales in 2005 of condominium units.

The following table reflects the reconciliation of net income to FFO (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income	$2,765	$636	$3,646	$928
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	4,315	3,128	7,774	6,001
Add: Income tax expense from property sales (net of minority interest share of taxes)	724	—	724	—
Less: Gain on sale of properties (net of minority interest)	(1,811)	—	(1,811)	—
Funds from operations	$5,993	$3,764	$10,333	$6,929

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are funds from operations (FFO), our ability to obtain mortgage and other financing and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding working capital requirements and payments of debt, capital expenditures and corporate expenses. With current cash and cash equivalents and investments that are principally short-term in nature, totaling $46,311,000 at June 30, 2005, our sources of cash are sufficient to meet our liquidity needs; however, we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities:

During the six months ended June 30, 2005 net cash used in operating activities was $9,074,000. Net cash used for operating activities includes $30,892,000 associated with homebuilding and land development.

Investing Activities:

During the six months ended June 30, 2005 net cash used in investing activities totaled $92,496,000, primarily due to the acquisition of five commercial office properties.

Financing Activities:

During the six months ended June 30, 2005 net cash provided by financing activities totaled $106,582,000. This primarily resulted from the placement or assumption of mortgage debt related to the acquisition of five commercial office properties and draws on construction debt related to Crisfield and Red Mill Pond. Reductions in cash as a result of loan principal payments and an increase in deposits held in escrow were partially offset by amounts contributed by our equity partners into joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in joint ventures.

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

Long term our main challenge will be to refinance our existing fixed-rate debt as it becomes due at interest rates that will allow us to continue to maximize cash returns on our investments. At June 30, 2005 the weighted average interest rate on our fixed-rate mortgage debt was 6.15%. Based on the fixed-rate debt outstanding at June 30, 2005, a 1% increase in the weighted average interest rate on our debt would increase our annual interest costs by approximately $3,397,000.

Off-Balance Sheet Commitments

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 in connection with a loan obtained by 1925K Associates, LLC. The loan matures in 2007 but may be extended for up to an additional two years at the option of the borrower.

We have provided an unconditional and irrevocable payment guaranty for 33.3% of the loan balance outstanding under the $7,100,000 construction loan, obtained by Arbor Crest. The other members of Arbor Crest have guarantied the remaining balance under the loan. The loan matures in January 2006 and provides for one 5-year extension option. Our payment guaranty will be reduced to 16.7% of the outstanding loan balance, upon Arbor Crest maintaining a debt service ratio of 1.25 to 1.0 for a period of one year. At June 30, 2005 the outstanding loan balance totaled approximately $7,100,000.

In connection with the $15,100,000 construction loan obtained by Laguna Vista, we have guarantied the purchase of half of all unpurchased condominium units at Laguna Vista at September 30, 2005 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At June 30, 2005 the outstanding loan balance totaled $4,673,000.

We have guarantied repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan obtained by the entities that own the Baltimore properties. The loan matures in November 2006 and provides for two, one-year extension options. At June 30, 2005, the total amount outstanding under the loan totaled $14,035,000.

We have guarantied repayment of the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At June 30, 2005, the total amount outstanding under the loans totaled $24,641,000. While we have executed an agreement to sell our interest in 640 North Broad, the agreement requires that the loan guaranties remain in effect subsequent to the sale of our interest.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales revenue and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. At June 30, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $5,114,000.

We have guarantied the full amount of a $7,044,000 development loan maturing in May 2006 obtained by to Paradise Developers, our wholly-owned subsidiary. At June 30, 2005, the balance outstanding under the loan was $1,564,000.

We have guarantied repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan obtained by 1105 Market Street. The loan matures in 2007.

We have guarantied repayment of $1,700,000 of the $11,700,000 acquisition and development loan obtained by Crisfield. The guaranty may increase to the entire amount outstanding under the loan should the joint venture fail to achieve certain sales targets.  The loan matures in 2008. At June 30, 2005, the balance outstanding under the loan totaled approximately $9,081,000.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square. The loan matures in 2007. At June 30, 2005, the balance outstanding under the loan totaled approximately $12,451,000.

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

At June 30, 2005 we had $112,647,000 of variable-rate debt outstanding. In addition, a joint venture in which we have an 85% non-controlling interest had $19,981,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at June 30, 2005, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $1,326,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our on investments, partially offsetting this adverse impact on earnings.

Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at June 30, 2005, the carrying amount of our total fixed-rate debt was $341,455,000 compared to an estimated fair value of $345,440,000.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Operating Officer & Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on such evaluation, our Chief Executive Officer and Chief Operating Officer & Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act of 1934 (the “Exchange Act”). Since the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Operating Officer & Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

None

Item 2.                        Changes in Securities, Use of Proceeds and Issuer’s Purchase of Equity Securities.

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

The annual meeting of the stockholders was held on June 16, 2005. The stockholders approved the election of the following directors for a one year term:

	Votes for	Votes withheld
Benjamin C. Auger	5,339,638	1,190
Charles S. Bresler	5,313,638	27,190
Sidney M. Bresler	5,313,638	27,190
Gary F. Bulmash	5,339,738	1,090
Ralph S. Childs, Jr.	5,339,738	1,090
John P. Casey	5,339,638	1,190
Michael W. Malafronte	5,339,638	1,190
Burton J. Reiner	5,313,708	27,120
Randall L. Reiner	5,313,708	27,120

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2005 with 5,338,988 affirmative votes, 700 negative votes and 1,140 abstentions.

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

B.   Reports on Form 8-K

On May 13, 2005, we filed a Form 8-K under Items 5.02 and 7.01 announcing the resignation of our Chief Executive Officer upon the completion of the initial public offering of Midlantic Office Trust, Inc.

On May 23, 2005 we furnished a Form 8-K under Items 7.01 and 12.01 describing our financial results for the quarter ended March 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2005.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Operating Officer and Chief Financial Officer