Form 10-Q
period 2005-09-30
BRESLER & REINER INC
filed 2005-11-14
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of November 10, 2005.

BRESLER & REINER, INC.

FORM 10-Q

September 30, 2005

PART I—FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements and Notes

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real Estate:
Rental property and equipment	$413,164,000	$308,260,000
Property and land development	153,392,000	103,536,000
Land held for investment	2,935,000	2,847,000
Real estate, at cost	569,491,000	414,643,000
Less: accumulated depreciation	(39,768,000)	(32,784,000)
Total real estate, net	529,723,000	381,859,000
Assets held for sale	62,460,000	38,587,000
Receivables:
Income taxes receivable	2,302,000	1,535,000
Mortgage and notes receivable, other	1,590,000	5,680,000
Other receivables	4,944,000	7,063,000
Cash and cash equivalents	13,784,000	9,914,000
Restricted cash and deposits held in escrow	14,632,000	10,540,000
Investments	33,781,000	40,029,000
Investment in and advances to joint ventures	27,965,000	9,842,000
Deferred charges and other assets, net	41,054,000	30,131,000
Total assets	$732,235,000	$535,180,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$460,714,000	$316,717,000
Liabilities of assets held for sale	40,605,000	18,102,000
Accounts payable, trade and accrued expenses	18,004,000	15,045,000
Deferred income taxes payable	8,937,000	8,911,000
Other liabilities	29,337,000	12,292,000
Total liabilities	557,597,000	371,067,000
Minority interest	44,884,000	32,968,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized; 5,477,212 shares issued and outstanding as of September 30, 2005 and 5,679,306 shares issued and 5,477,212 shares outstanding as of December 31, 2004	55,000	57,000
Additional paid-in capital	5,721,000	7,536,000
Retained earnings	123,978,000	125,369,000
Treasury stock (No shares as of September 30, 2005 and 202,094 as of December 31, 2004)	—	(1,817,000)
Total shareholders’ equity	129,754,000	131,145,000
Total liabilities and shareholders’ equity	$732,235,000	$535,180,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$3,305,000	$9,251,000
Rentals—commercial	12,451,000	7,901,000
Rentals—residential	2,880,000	2,539,000
Hospitality	2,525,000	2,084,000
Other	127,000	247,000
Total operating revenues	21,288,000	22,022,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	3,452,000	8,415,000
Rental expense—commercial
Operating expenses	4,624,000	3,000,000
Depreciation and amortization expense	3,521,000	2,018,000
Rental expense—residential
Operating expenses	1,258,000	1,228,000
Depreciation and amortization expense	656,000	505,000
Hospitality expense
Operating expenses	2,254,000	1,662,000
Depreciation and amortization expense	152,000	168,000
General and administrative expense	2,423,000	942,000
Withdrawn public offering costs	3,206,000	—
Other expenses	(128,000)	491,000
Total operating expenses	21,418,000	18,429,000
Total operating (loss) income	(130,000)	3,593,000
OTHER INCOME (EXPENSES)
Interest income	270,000	771,000
Interest expense	(5,267,000)	(3,646,000)
Debt extinguishment costs	(865,000)	—
Gain on sale of investments in joint ventures	145,000	—
(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(5,847,000)	718,000
Income from investments in joint ventures	149,000	518,000
Minority interest	(93,000)	71,000
(Loss) income before income taxes and discontinued operations	(5,791,000)	1,307,000
Benefit (provision) for income taxes	2,107,000	(348,000)
(Loss) income from continuing operations	(3,684,000)	959,000
Income from discontinued operations, net of minority interest and tax	181,000	22,000
Net (loss)income	$(3,503,000)	$981,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.67)	$0.18
Income from discontinued operations, net of minority interest and tax	0.03	0.00
Net (loss) income	$(0.64)	$0.18
Weighted average number of common shares outstanding	5,477,212	5,477,212

ee

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$45,941,000	$15,289,000
Rentals—commercial	34,772,000	23,313,000
Rentals—residential	8,439,000	7,508,000
Hospitality	7,386,000	6,163,000
Other	397,000	384,000
Total operating revenues	96,935,000	52,657,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	35,014,000	14,108,000
Rental expense—commercial
Operating expenses	14,038,000	8,474,000
Depreciation and amortization expense	9,616,000	5,906,000
Rental expense—residential
Operating expenses	3,461,000	3,566,000
Depreciation and amortization expense	1,947,000	1,877,000
Hospitality expense
Operating expenses	6,658,000	4,410,000
Depreciation and amortization expense	506,000	585,000
General and administrative expense	5,061,000	3,075,000
Withdrawn public offering costs	3,206,000	—
Other expenses	—	759,000
Total operating expenses	79,507,000	42,760,000
Total operating income	17,428,000	9,897,000
OTHER INCOME (EXPENSES)
Interest income	849,000	1,634,000
Interest expense	(14,754,000)	(10,256,000)
Debt extinguishment costs	(865,000)	—
Gain on sale of investments in joint ventures	1,639,000	—
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	4,297,000	1,275,000
Income from investments in joint ventures	444,000	1,109,000
Minority interest	(5,101,000)	67,000
(Loss) income before income taxes and discontinued operations	(360,000)	2,451,000
Benefit (provision) for income taxes	149,000	(640,000)
(Loss) income from continuing operations	(211,000)	1,811,000
Income from discontinued operations, net of minority interest and tax	354,000	98,000
Net income	$143,000	$1,909,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.04)	$0.33
Income from discontinued operations, net of minority interest and tax	0.07	0.02
Net income	$0.03	$0.35
Weighted average number of common shares outstanding	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES:
Net income	$143,000	$1,909,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,389,000	8,333,000
Gain on sale of properties and investments in joint ventures	(2,560,000)	—
Income from investments in joint ventures	(444,000)	(1,109,000)
Minority interest expense, including discontinued operations	5,236,000	(67,000)
Deferred income taxes	26,000	479,000
Amortization of finance costs	(735,000)	331,000
Homebuilding and land development inventory	(31,895,000)	(25,235,000)
Distribution of income from investments in joint ventures	435,000	756,000
Changes in assets and liabilities:
Receivables	1,328,000	(1,086,000)
Other assets	4,855,000	(6,148,000)
Other liabilities	3,581,000	3,134,000
Total adjustments	(8,784,000)	(20,612,000)
Net cash used in operating activities	(8,641,000)	(18,703,000)
INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	519,000
Investments in joint ventures	(19,898,000)	(103,000)
Distributions from joint ventures in excess of income	170,000	469,000
Deposits for property acquisitions	(3,110,000)	—
(Increase) decrease in restricted cash	(201,000)	4,761,000
Decrease in investments in municipal obligations	6,248,000	18,536,000
Purchase of rental property, equipment and other	(70,925,000)	(73,223,000)
Increase in property and land under development to be held for investment	(33,788,000)	(16,567,000)
Decrease in notes receivable	3,790,000	2,211,000
Proceeds from sale of properties and investments in joint ventures	4,265,000	—
Net cash used in investing activities	(113,449,000)	(63,397,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	175,925,000	87,163,000
Repayment of notes and real estate loans payable	(52,193,000)	(1,907,000)
Deposits held in escrow	(3,891,000)	(2,142,000)
Contributions from (distributions to) minority partners	8,848,000	(612,000)
Increase in deferred charges	(1,962,000)	(774,000)
Dividends paid	(767,000)	(684,000)
Net cash provided by financing activities	125,960,000	81,044,000
Net increase (decrease) in cash and cash equivalents	3,870,000	(1,056,000)
Cash and cash equivalents, beginning of period	9,914,000	13,561,000
Cash and cash equivalents, end of period	$13,784,000	$12,505,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$16,190,000	$11,176,000
Income taxes (current and estimated)	1,028,000	236,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	$—	$9,385,000
Debt assumed on acquisitions	43,616,000	16,246,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development and ownership of commercial, residential and hospitality real estate in the Washington, DC; Philadelphia, Pennsylvania; Baltimore and Ocean City, Maryland; Wilmington, Delaware; Orlando and Tampa, Florida, metropolitan areas.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, entities which we control, or entities that are required to be consolidated under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of residential condominium units and land parcels are recognized pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Revenues and cost of sales are recorded at the time each condominium unit or land parcel sale is closed and title and possession have been transferred to the buyer.

Rentals—we recognize rental revenue in accordance with SFAS No. 13, “Accounting for Leases.” SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease for operating leases.

Hospitality—we recognize hospitality revenue as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings and three to 10 years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Depreciation expense totaled $2,418,000 and $1,761,000 for the three months ended September 30, 2005 and 2004, respectively and $6,971,000 and $5,400,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

INVESTMENTS

Investments consist principally of investments in municipal obligations. Our investments are classified as trading. Trading securities are recorded at fair value, with unrealized holding gains and losses included in earnings. At September 30, 2005 and December 31, 2004, cost approximated fair value for these securities. At September 30, 2005 and December 31, 2004, the total of these investments that were short term in nature with maturities of less than one year, were $33,538,000 and $34,748,000, respectively.

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

DIVIDENDS

In May 2005, our Board of Directors declared a cash dividend of $0.28 per common share ($1,534,000). Of the total dividend, $0.14 per share was paid on June 15, 2005, while the remaining dividend will be paid on December 15, 2005.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER COMMON SHARE

We have no dilutive securities, therefore basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for both the three and nine months ended September 30, 2005 and 2004.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our financial statements.

RECLASSIFICATIONS

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the nine months ended September 30, 2005, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or losses on sales of assets have been calculated and recorded as of the date of the transaction.

Midlantic Office Trust, Inc.   In May 2005, Midlantic Office Trust, Inc. (“Midlantic”) filed a registration statement with the Securities Exchange Commission for the initial public offering (“IPO”) of its common stock. We participated as a sponsor for the Midlantic offering. In July 2005, we executed purchase and sale agreements with Midlantic for the sale of eight commercial properties currently owned by us. On August 16, 2005, we were informed by Midlantic that it had determined, due to market conditions, not to proceed with its IPO. As a result, our purchase and sale agreements with Midlantic were cancelled, and our Chief Executive Officer, Sidney M. Bresler, who previously announced his intention to resign from the company upon completion of Midlantic’s IPO to accept the position of CEO at Midlantic, will remain in his current position with us. We incurred approximately $3,206,000 in expenses related to this transaction.

Devon Square   In February 2005, together with an unaffiliated third party investor, we acquired Devon Square which consists of two commercial office buildings containing a total of 140,000 square feet of office space in Devon, Pennsylvania. The purchase price of the buildings was $17,109,000. In connection with the purchase, we entered into a tenant-in-common agreement with the third party investor, whereby each party is an equal tenant-in-common (“TIC”) of the buildings. At the time of the acquisition, a

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

$21,350,000 acquisition and construction loan was obtained, $12,451,000 of which was drawn down at the closing. The loan bears interest at the higher of the lender’s prime rate or the federal funds rate plus one-half percent and the loan matures in 2007. We provided a repayment guaranty for the entire amount outstanding under the loan. It is anticipated that approximately $8,900,000 will be expended on capital improvements, tenant improvements and leasing commissions related to the renovation and further lease-up of the buildings. Such amounts will be funded through draws on the loan. We and the outside investor each contributed $2,667,000 to fund the acquisition. In September 2005, we sold 89% of our interest in the TIC to our third party investor for $2,496,000 and recognized a $147,000 gain on the sale. We account for our investment in Devon Square using the equity method in our consolidated financial statements.

Purchase and sale of equity investments   In June 2005, we acquired one of our equity partner’s interests in the entities that own the Fort Washington, West Germantown Pike and 900 Northbrook properties for a total consideration of $1,100,000. Funding of the purchase was provided by the sale to such equity partner of our interest in Cigar Factory residential condominium project valued at $800,000 and the cancellation of a promissory note receivable from such equity partner with a principal balance outstanding of $300,000. As a result of the transaction, we recorded an increase in the carrying amount of the Fort Washington, West Germantown Pike and 900 Northbrook properties totaling $1,034,000.

Wynwood   In June 2005, we acquired two commercial office buildings containing a total of 88,000 square feet of office space, located in Chantilly, Virginia, for a purchase price of $13,000,000. To fund the purchase, we drew down $12,859,000 on our unsecured acquisition line of credit. We have consolidated the property’s financial operations.

Red Mill Pond   In May 2005, we invested $3,000,000 for a 51% interest in an entity that owns a parcel of undeveloped land, which is subdivided into 541 residential lots, in Sussex County, Delaware. An unaffiliated third party owns the remaining membership interest in the entity. The entity is developing the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $37,990,000, which was funded by a $22,875,000 drawdown on a $53,400,000 acquisition and development loan, the issuance of an $8,115,000 deferred purchase money promissory note and the proceeds from a $7,000,000 deposit from the homebuilder. The acquisition and development loan bears interest at 6.0% and matures in 2008. The deferred purchase money promissory note bears interest at 6.0% and matures in 2012. Based on the terms of the acquisition and development loan, we are required to contribute an additional $3,500,000 to the joint venture during 2006, with such amount to be used to pay down the loan. We have consolidated the property’s financial operations.

Philadelphia Condo Investors   In May 2005, we invested $8,000,000 for a 44.5% interest in Philadelphia Condo Investors LP (“Philadelphia Condo Investors”). The remaining limited partners in Philadelphia Condo Investors, including several officers and directors of the Company, contributed a total of $10,000,000 for their equity interests. We have consolidated this entity’s assets and liabilities into our consolidated financial statements. Philadelphia Condo Investors has made the following investments in joint ventures, which it has accounted for under the equity method:

Symphony House

In May 2005, Philadelphia Condo Investors invested $11,000,000 for a 50% interest in Symphony House Associates LP (“Symphony House”), an entity that is developing 163 luxury high-rise condominium units, a 35,000 square foot theater, a parking garage and approximately 4,300 square feet of retail space in

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

center city Philadelphia, PA. In May 2005, Symphony House obtained both a $98,100,000 primary construction loan and a $16,900,000 mezzanine construction loan both of which mature in 2008. The primary loan bears interest at one month LIBOR, plus 220 basis points until a pre-sales target is reached whereupon it is reduced to one month LIBOR plus 180 basis points. In August 2005, this pre-sales target was reached. The mezzanine loan bears interest at one-month LIBOR plus 1000 basis points. We have provided a repayment guaranty for up to $39,240,000 of the outstanding balance under the primary loan and up to $16,900,000 of the outstanding loan balance under the mezzanine loan.

Venice Lofts

In May 2005, Philadelphia Condo Investors invested $6,500,000 for a 50% interest in Venice Lofts Associates LP (“Venice Lofts”), an entity that is developing a 234,900 square foot residential development consisting of 38 luxury townhouse and 90 mid-rise condominium units in Philadelphia, PA. In May 2005, Venice Lofts obtained both a $30,000,000 primary construction loan and an $8,500,000 mezzanine construction loan. The primary loan bears interest at one-month LIBOR plus 225 basis points and matures in November 2007. The mezzanine loan bears interest at 16.25% and matures in 2007.

919 Market Street   In April 2005, we acquired a 223,000 square foot commercial office building located in Wilmington, Delaware. The purchase price of the office building was $40,525,000. In connection with the acquisition, we assumed a 5.89% fixed-rate mortgage loan on the building. The loan, which had an outstanding principal balance of $22,498,000 at the time of the assumption, matures in 2033. If not prepaid by June 2013, the annual interest rate on the loan increases by a minimum of 2%. We have consolidated the property’s financial operations.

102 Pickering Way   In April 2005, we acquired an 80,000 square foot commercial office building located in Exton, Pennsylvania. The purchase price of the office building was $15,275,000. In connection with the acquisition, we assumed a 6.5% fixed-rate mortgage loan on the building and recorded a debt premium of $692,000. The loan, which had an outstanding principal balance of $10,149,000 at the time of the assumption, matures in 2013. We have consolidated the property’s financial operations.

Cross Keys   In April 2005, we acquired an 82,000 square foot commercial office building located in Doylestown, Pennsylvania. The purchase price of the office building was $17,792,000. In connection with the acquisition, we assumed a 5.45% fixed-rate mortgage loan on the building and recorded a debt discount of $528,000. The loan, which had an outstanding principal balance of $10,969,000 at the time of the assumption, matures in 2013. We have consolidated the property’s financial operations.

1105 Market Street   In February 2005, we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of the acquisition we placed a two-year $19,000,000 mortgage loan on the building. The loan bears interest at one-month LIBOR plus 195 basis points. We have provided a guaranty for the entire loan balance. We anticipate spending between $3,000,000 and $4,000,000 on renovations and tenant improvements. We have consolidated the property’s financial operations.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

Crisfield   In January and March 2005, we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land, which is subdivided into 232 residential lots, in Crisfield, Maryland. An unaffiliated third party owns the remaining membership interest in the entity. The entity is developing the land as lots to be sold to a homebuilder. The entity purchased the parcel for approximately $10,250,000, which was funded by an $8,321,000 drawdown on an $11,700,000 acquisition and development loan and a $2,500,000 deposit from a homebuilder. The loan bears interest at one month LIBOR plus 200 basis points and matures in January 2008. We have consolidated the entity’s financial operations.

Pro-Forma Results of Operations   The following pro-forma statements reflect our results of operations as if the operations of our acquisitions completed during 2005,  which in the aggregate are material, had occurred on the first day of the periods presented (in thousands, except earnings per common share amounts):

	Pro-forma Nine Months Ended September 30,	Pro-forma Nine Months Ended September 30,
	2005	2004
Operating revenues	$100,497	$61,535
Net (loss) income	$(78)	$1,278
(Loss) income per common share	$(0.01)	$0.23

	Pro-forma Three Months Ended September 30,	Pro-forma Three Months Ended September 30,
	2005	2004
Operating revenues	$21,288	$24,981
Net (loss) income	$(3,503)	$771
(Loss) income per common share	$(0.64)	$0.14

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

3.   INTANGIBLE ASSETS

The following table summarizes the intangible in-place lease assets and liabilities for the acquired leases as of the dates presented (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$36,401	$11,786	$18,493	$6,783
Acquired in-place lease liabilities	9,371	2,749	2,632	1,190

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INTANGIBLE ASSETS (Continued)

The amortization of acquired above and below-market-in-place leases included as a net increase in revenues totaled $310,000 and $31,000 for the three months ended September 30, 2005 and 2004, respectively and $770,000 and $93,000 for the nine months ended September 30, 2005 and 2004, respectively.

The amortization of acquired lease assets and tenant relationships, included in depreciation and amortization expense totaled $1,598,000 and $794,000 for the three months ended September 30, 2005 and 2004, respectively and $4,216,000 and $2,371,000 for the nine months ended September 30, 2005 and 2004, respectively.

The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the five fiscal years is as follows (in thousands):

2005	$1,239
2006	959
2007	871
2008	779
2009	323

The estimated annual amortization of acquired in-place lease assets and tenant relationships to be included in amortization expense for each of the five fiscal years is as follows (in thousands):

2005	$6,041
2006	4,895
2007	3,777
2008	2,739
2009	1,498

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At September 30, 2005, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC (“1925 K Street”)	85%
WBP Undeveloped Land (“WBP Undeveloped Land”)	80%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Madison Building Associates, LLC (“Madison Building”)	25%
Venice Lofts	22%
Symphony House	22%
Devon Square	6%

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
ASSETS
Cash	$3,125	$1,348
Land held for investment	5,749	5,432
Property and land development	33,521	—
Land, building and equipment, net	69,703	77,654
Other assets	4,889	1,276
Total assets	$116,987	$85,710
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$73,327	$39,366
Other liabilities	8,139	5,527
Total liabilities	81,466	44,893
Members’ equity	35,521	40,817
Total liabilities and members’ equity	$116,987	$85,710
Company’s interest in members’ equity	$27,964	$9,738

The difference between the carrying value of our investment in unconsolidated joint ventures and partnerships and our accumulated membership interest noted above is primarily due to capitalized interest on our investment balance in joint ventures that own real estate under development.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended September 30,
	2005	2004
Operating revenues	$3,356	$4,634
Operating expenses	1,616	1,735
Interest expense	844	921
Depreciation expense	693	373
Net income	$203	$1,605
Company’s equity in earnings of unconsolidated joint ventures	$149	$518

	Nine Months Ended September 30,
	2005	2004
Operating revenues	$9,191	$11,422
Operating expenses	4,452	5,490
Interest expense	2,268	1,905
Depreciation expense	2,017	1,539
Net income	$454	$2,488
Company’s equity in earnings of unconsolidated joint ventures	$444	$1,109

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property(1)	Interest Rate	Maturity	September 30, 2005	December 31, 2004
Fort Washington	5.60%	2014	$48,085	$48,556
Washington Business Park	7.63%	2031	38,690	38,983
Victoria Place Apartments	4.72%	2013	33,045	33,446
Red Mill Pond—Development Loans(7)	6.00%	2008	26,282	—
The Fountains at Waterford Lakes(2)	5.45%	2010	39,500	24,773
919 Market Street	5.89%	2033	22,378	—
Seaside(7)	Lender’s Prime Rate	2007	21,257	19,095
1105 Market Street	One month LIBOR + 195 basis pts.	2007	19,000	—
Versar Center	6.18%	2013	17,930	18,100
Sudley North Buildings A, B, C, & D and Bank Bldg.	7.47%	2012	17,464	17,597
West Germantown Pike	5.90%	2033	15,906	16,064
One Northbrook	5.75%	2014	15,023	15,166
900 Northbrook	5.98%	2013	10,972	11,073
Pickering	6.50%	2013	10,748	—
Doylestown	5.45%	2013	10,398	—
Inn at the Colonnade	7.45%	2011	9,691	9,806
Crisfield(7)	One month LIBOR + 200 basis pts.	2008	9,426	—
Baltimore Portfolio (1 Building)	5.95%	2012	8,357	8,452
Red Mill Pond—Promissory Note(7)	6.00%	2012	8,115	—
7800 Building(3)	10.00%	2007	8,000	—
Fort Hill	7.70%	2011	5,509	5,554
Baltimore Portfolio (2 Buildings)	One month LIBOR + 175 basis pts.	2006	5,490	5,490
Charlestown North	6.74%	2012	4,831	4,874
Laguna Vista(7)	One month LIBOR + 185 basis pts.	2006	3,736	10,236
Holiday Inn Express	7.88%	2011	3,581	3,627
Sudley South	One month LIBOR + 180 basis pts.	2006	3,141	—
Golfview(6)(7)	One month LIBOR + 175 basis pts.	2007	—	10,385
Cigar Factory(6)(7)	One month LIBOR + 275 basis pts.	2005	—	1,566
Total mortgage and construction loans			416,555	302,843
Line of Credit(4)	One month LIBOR + 175 basis pts.	2005	32,200	7,874
Other debt	(5)	(5)	11,959	—
Unsecured Loan(2)	One month LIBOR + 195 basis pts.	2005	—	6,000
Total mortgage and construction loans and other debt			$460,714	$316,717

(1)             Note is secured by the property.

(2)             Note was refinanced during the third quarter of 2005. See additional disclosure immediately following table.

(3)             Note is a loan from a related party.

(4)             Represents an unsecured line of credit to the Company.

(5)             Represents a $10,250,000 promissory note secured by our partnership interest in a joint venture and a $1,709,000 deferred purchase money promissory note.

(6)             Note was repaid from proceeds from sales.

(7)    Includes interest incurred during the construction and development period that is capitalized into the principal balance.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (Continued)

At September 30, 2005, the one-month LIBOR rate was 3.86% and the Lenders Prime Rate was 6.75%.

In September 2005, we extinguished the $24,600,000 loan secured by The Fountains at Waterford Lakes and placed a new 5-year $39,500,000 loan on the property. The new non-amortizing fixed rate loan bears interest at 5.45%. In connection with the early extinguishment of the debt, we incurred $865,000 of loan defeasance costs. A portion of the additional proceeds were used to repay a $6,000,000 unsecured loan to the Company.

6.    GAIN ON SALE OF INVESTMENTS

In August 2005, we sold our remaining 5% interest in Town Square Commons, LLC (“The Commons”), to an unaffiliated third party, for $522,000. We recorded a gain of $406,000 before taxes. In December 2003, we sold 95% of this property to the same party as part of a tax free exchange under the §1031 of the US Internal Revenue Code.

In April 2005 an unconsolidated entity in which we own a limited partnership interest, sold a low-income residential housing complex. As a result of the sale and subsequent liquidation of the entity, we recorded a gain of $1,542,000 before taxes.

7.    DISCONTINUED OPERATIONS

In 2004 and the first nine months of 2005, we closed on the sale of or executed agreements to sell the following properties:

•       In September 2005, we executed an agreement to sell for $10,100,000 the Divine Lorraine property and the adjacent ground purchased from the School District of Philadelphia.

•       In August 2005, we executed an agreement, which was subsequently amended, to sell 146th Street Developers, LLC (“146th Street”) for $2,550,000.

•       In May 2005, we sold one of the eight Baltimore properties for $1,844,000 and recorded a pre-tax gain on the sale of $269,000 net of our equity partner’s share of the gain. We have also executed agreements to sell another four of the remaining seven Baltimore properties.

•       In June 2005, we executed an agreement to sell our interest in 640 North Broad to one of our equity partners for $4,867,000, the amount we have invested in the venture, plus a priority return on our investment.

•       In December 2004, we sold to two unaffiliated parties five commercial properties that were leased to convenience store operators.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   DISCONTINUED OPERATIONS (Continued)

We have recorded the results of operations of these properties as part of discontinued operations, in the accompanying consolidated statements of operations. The following summary presents the operating results of properties we have classified as discontinued operations (in thousands):

	Nine Months EndedSeptembe 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,689	$214	$548	$73
(Loss) income before gain on sale, minority interest and provision for income taxes	$(196)	$163	$(207)	$37
Gain on sale	921	—	406	—
Minority interest	(135)	—	103	—
Provision for income taxes	(236)	(65)	(121)	(15)
Income from discontinued operations	$354	$98	$181	$22

The assets held for sale on our consolidated balance sheet consist primarily of real assets, and the liabilities of assets held for sale consist primarily of debt associated with the properties.

8.   TRANSACTIONS WITH AFFILIATES

Certain of our officers and directors have invested a total of $3,975,000 for a 22% limited partnership interest in Philadelphia Condo Investors (See Note 2).

In February 2005, we borrowed and executed a note payable for $8,000,000 from Trilon Plaza Company (“Trilon”), a related party. The note bears interest at a fixed interest rate of 10% per annum and matures in February 2007. The note is secured by the 7800 Building and the five-acre parcel of land immediately adjacent to the property.

9.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 in connection with a loan obtained by 1925K Associates, LLC. The loan matures in 2007 but may be extended for up to an additional two years at the option of the borrower.

In July 2005, in connection with the refinancing of construction loan on Arbor Crest, we executed a 10-year master lease agreement requiring rent payments of $112,000 per year beginning in August 2005 if certain operating performance measurements are not met. To date, the operations of the property have exceeded the targets in the master lease agreement.

In connection with the $15,100,000 construction loan obtained by Laguna Vista, we have guarantied the purchase of half of all unpurchased condominium units at Laguna Vista at a total acquisition price that will equate to one-half of the unpaid loan balance when the loan is due. At September 30, 2005, the outstanding loan balance totaled $3,736,000.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   COMMITMENTS AND CONTINGENCIES (Continued)

We have guarantied repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan obtained by the entities that own seven of the eight Baltimore properties. The loan matures in November 2006 and provides for two, one-year extension options. At September 30, 2005, the total amount outstanding under the loan totaled $14,035,000.

We have guarantied repayment of the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. Both loans mature in 2007. The acquisition and construction loan provides for two one-year extension options. At September 30, 2005, the total amount outstanding under the loans totaled $31,644,000. While we have executed an agreement to sell our interest in 640 North Broad, the agreement requires that the loan guaranties remain in effect subsequent to the sale of our interest.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales contracts and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. At September 30, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $9,813,000.

We have guarantied the full amount of a $7,044,000 development loan maturing in May 2006 obtained by Paradise Developers, our wholly-owned subsidiary. At September 30, 2005, the balance outstanding under the loan was $3,141,000.

We have guarantied repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan obtained by 1105 Market Street. The loan matures in 2007.

We have guarantied repayment of the $11,700,000 acquisition and development loan obtained by Crisfield. The loan matures in 2008. At September 30, 2005, the balance outstanding under the loan totaled approximately $9,426,000.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square. The loan matures in 2007. At September 30, 2005, the balance outstanding under the loan totaled approximately $12,451,000. If required to perform under the guaranty, we would receive an additional interest in the property.

LITIGATION

We are not presently involved in any material litigation, nor to our knowledge, is any litigation threatened against us or our subsidiaries that, in management’s opinion, would result in any material adverse effect on our financial condition, results of operations or cash flows.

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

Our provision for income taxes for the three and nine months ended September 30, 2005 and 2004, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through September 30, 2005 and 2004 respectively.

11.   SEGMENT INFORMATION:

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports segment information for our four real estate categories. Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore, Crisfield and Ocean City, Maryland; Wilmington, Delaware; and Orlando and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing and leasing strategies. The four categories are further explained below:

Commercial, Residential and Land Development

This segment primarily includes the development and sale of residential condominium units, the development of commercial and residential buildings and the development and sale of lots as part of residential subdivisions.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range up to 10 years.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION (Continued)

Following is a summary of the Company’s reportable segments (in thousands):

Three months ended September 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$3,305	$12,451	$2,880	$2,525	$127	$21,288
Cost of homebuilding, residential lots and other development	(3,452)	—	—	—	—	(3,452)
Operating expenses	—	(4,624)	(1,258)	(2,254)	—	(8,136)
Depreciation and amortization expense	—	(3,521)	(656)	(152)	—	(4,329)
Interest expense	—	(3,786)	(829)	(278)	(374)	(5,267)
Gain on sale of investments in joint ventures	—	145	—	—	—	145
Income (loss) from investments in joint ventures	—	223	(74)	—	—	149
Minority interest	(154)	68	(7)	—	—	(93)
Withdrawn public offering	—	—	—	—	(3,206)	(3,206)
Debt extinguishment costs	—	—	(865)	—	—	(865)
General, administrative and other expenses	—	—	—	—	(2,295)	(2,295)
Interest income	—	—	—	—	270	270
Income (loss) before taxes and discontinued operations	$(301)	$956	$(809)	$(159)	$(5,478)	$(5,791)

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION (Continued)

Nine months ended September 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$45,941	$34,772	$8,439	$7,386	$397	$96,935
Cost of homebuilding, residential lots and other development	(35,014)	—	—	—	—	(35,014)
Operating expenses	—	(14,038)	(3,461)	(6,658)	—	(24,157)
Depreciation and amortization expense	—	(9,616)	(1,947)	(506)	—	(12,069)
Interest expense	—	(10,989)	(2,448)	(798)	(519)	(14,754)
Gain on sale of investments in joint ventures	—	145	1,494	—	—	1,639
Income (loss) from investments in joint ventures	—	653	(209)	—	—	444
Minority interest	(5,209)	135	(27)	—	—	(5,101)
Withdrawn public offering	—	—	—	—	(3,206)	(3,206)
Debt extinguishment costs	—	—	(865)	—	—	(865)
General, administrative and other expenses	—	—	—	—	(5,061)	(5,061)
Interest income	—	—	—	—	849	849
Income (loss) before taxes and discontinued operations	$5,718	$1,062	$976	$(576)	$(7,540)	$(360)

September 30, 2005	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$156,327	$312,507	$83,849	$16,808	$—	$569,491
Accumulated depreciation	—	(22,534)	(8,157)	(9,077)	—	(39,768)
Investments in joint ventures	18,179	9,389	397	—	—	27,965
Cash, cash equivalents and restricted cash	—	—	—	—	28,416	28,416
Investments	—	—	—	—	33,781	33,781
Other	51,612	51,674	1,623	936	6,505	112,350
	$226,118	$351,036	$77,712	$8,667	$68,702	$732,235

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION (Continued)

Three months ended September 30, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$9,251	$7,926	$2,545	$2,084	$216	$22,022
Cost of homebuilding, residential lots and other development	(8,415)	—	—	—	—	(8,415)
Operating expenses	—	(3,000)	(1,228)	(1,662)	—	(5,890)
Depreciation and amortization expense	—	(2,018)	(505)	(168)	—	(2,691)
Interest expense	—	(2,945)	(837)	(254)	390	(3,646)
Income (loss) from investments in joint ventures	(202)	730	(10)	—	—	518
Minority interest	108	(97)	60	—	—	71
General, administrative and other expenses	—	—	—	—	(1,433)	(1,433)
Interest income	—	—	—	—	771	771
Income (loss) before taxes and discontinued operations	$742	$596	$25	$—	$(56)	$1,307

Nine months ended September 30, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$15,289	$23,358	$7,548	$6,163	$299	$52,657
Cost of homebuilding, residential lots and other development	(14,108)	—	—	—	—	(14,108)
Operating expenses	—	(8,474)	(3,566)	(4,410)	—	(16,450)
Depreciation and amortization expense	—	(5,906)	(1,877)	(585)	—	(8,368)
Interest expense	—	(8,049)	(2,463)	(740)	996	(10,256)
Income (loss) from investments in joint ventures	(251)	1,370	(10)	—	—	1,109
Minority interest	108	(75)	34	—	—	67
General, administrative and other expenses	—	—	—	—	(3,834)	(3,834)
Interest income	—	—	—	—	1,634	1,634
Income (loss) before taxes and discontinued operations	$1,038	$2,224	$(334)	$428	$(905)	$2,451

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   SEGMENT INFORMATION (Continued)

December 31, 2004	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Assets:
Real estate at cost	$106,383	$209,760	$82,596	$15,904	$—	$414,643
Accumulated depreciation	—	(17,995)	(6,217)	(8,572)	—	(32,784)
Investments in joint ventures	415	8,942	485	—	—	9,842
Cash, cash equivalents and restricted cash	—	—	—	—	20,454	20,454
Investments	—	—	—	—	40,029	40,029
Other	28,880	29,430	1,275	905	22,506	82,996
	$135,678	$230,137	$78,139	$8,237	$82,989	$535,180

12.   SUBSEQUENT EVENTS

In November 2005, we refinanced the mortgage loan secured by the 919 Market Street property, replacing the previous $22,380,000 mortgage loan with a new $35,600,000 mortgage loan. The new loan bears interest at 5.52% and matures in 2015. During the first three years of the loan interest only payments are due. Thereafter payments are based on a 30-year amortization period. Net loan proceeds were used to repay a $10,250,000 loan to the Company. In connection with the refinancing we incurred approximately $1,600,000 of early extinguishment costs.

In November 2005, we completed the sale of the 146th Street property for $2,550,000. We will recognize a gain on the sale before taxes of approximately $270,000.

In October 2005, we completed the sale of two of the Baltimore properties. We will recognize a gain before taxes on the sale of these properties of approximately $1,100,000, net of our partners’ share of the gain.

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

The discussion that follows is based primarily on our consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Overview.

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as developed and undeveloped land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential condominium units and selling both developed and undeveloped land. We have a diversified portfolio of assets across the real estate spectrum that encompasses the following four real estate segments: commercial property rentals; residential apartment rentals; hospitality properties; and commercial, residential and land development. Our real estate investments are located in the Washington DC; Philadelphia, Pennsylvania; Baltimore and Ocean City, Maryland; Wilmington, Delaware; Orlando and Tampa, Florida metropolitan areas. Following is a description of our real estate assets by business segment:

Commercial, Residential and Land Development

This segment primarily includes the development of residential condominium and rental apartment units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included, are the revenues and costs associated with undeveloped commercial land sales, and other construction activity. During the nine months ended September 30, 2005, we owned, or had a material ownership interest in, entities involved in 17 development projects. The table below sets forth these development projects.

Project Name	Development Type	Size(1)		Number sold(2)		Location	B&R Ownership %
Consolidated Properties (3)
Clarksburg Ridge	Residential Lots	159 lots		159 lots		Clarksburg, MD	100.0%
Golfview	Residential Condominiums	139 units		139 units		St. Petersburg, FL	50.0%
Laguna Vista	Residential Condominiums	41 units		15 units		Ocean City, MD	100.0%
Cigar Factory(4)	Residential Condominiums	30 units		24 units		Philadelphia, PA	66.7%
400 S. Philadelphia Ave.	Residential Condominiums	20 units		—		Ocean City, MD	51.0%
146th Street	Residential Condominiums	18 units		—		Ocean City, MD	51.0%
Seaside	Residential Lots	138 lots		—		Ocean City, MD	51.0%
Waterfront	Commercial Office Complex	1,144,000 sq. ft.	(5)	—	(6)	Washington, DC	47.4%
1150 Northbrook	Commercial Office Building	108,000 sq. ft.		—	(6)	Trevose, PA	100.0%
Sudley South	Commercial Office Condominium	54,000 sq. ft.		—		Manassas, VA	100.0%
640 N. Broad Street(7)	Residential Apartments	266 units		—		Philadelphia, PA	80.0%
Divine Lorraine	Residential Apartments	135 units		—		Philadelphia, PA	95.0%
Crisfield	Residential Lots	232 lots		—		Crisfield, MD	51.0%
Red Mill Pond	Residential Lots	541 lots		—		Lewes, DE	51.0%
Unconsolidated Properties(3)
WBP Land	Undeveloped Land	79 acres		29 acres		Lanham, MD	80.0%
Symphony House	Residential Condominiums	163 units	(8)	—		Philadelphia, PA	22.0%
Venice Lofts	Residential Condominiums	128 units		—		Philadelphia, PA	22.0%

NOTES:

(1)             Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)             Represents number of sales that had closed as of September 30, 2005 or through the period during which we had an ownership interest.

(3)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with GAAP.

(4)             In 2005, we sold our interest in Cigar Factory.

(5)             Represents the current size of the Waterfront Complex. The size of the development project has not yet been determined.

(6)             Upon completion, the space will be leased to tenants.

(7)             We executed an agreement to sell our interest in 640 N. Broad Street.

(8)             Project also includes 34,501 square feet for a theatre and other retail space as well as a parking garage.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. Our commercial properties are all located in the Mid-Atlantic region of the United States of America (specifically in Washington, DC; Wilmington, Delaware; Philadelphia, Pennsylvania and Baltimore, Maryland metropolitan areas). The table below sets forth the commercial rental properties which we owned or had ownership interests in at September 30, 2005.

	Number of Buildings	Square Feet	Occupancy(1)	Location	B&R Ownership
Consolidated Properties(2)
Washington Business Park(3)	9	568,000	91.3%	Lanham, MD	80.0%
Baltimore Portfolio(4)	3	409,000	77.5%	Baltimore, MD	51.0%
Fort Washington Executive Center	3	393,000	98.8%	Ft. Washington, PA	97.5%
Versar Center	2	217,000	89.6%	Springfield, VA	100.0%
Sudley North (Buildings A, B & C)	3	116,000	88.8%	Manassas, VA	98.8%
West Germantown Pike	2	115,000	100.0%	Plymouth Meeting, PA	98.0%
One Northbrook	1	95,000	84.8%	Trevose, PA	100.0%
Sudley North (Building D)	1	69,000	100.0%	Manassas, VA	49.4%
900 Northbrook	1	66,000	94.0%	Trevose, PA	90.0%
Fort Hill	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building	1	15,000	87.9%	Manassas, VA	100.0%
Bank Building	1	3,000	100.0%	Manassas, VA	100.0%
1105 Market Street(5)	1	173,000	44.6%	Wilmington, DE	100.0%
919 Market Street	1	223,000	98.9%	Wilmington, DE	100.0%
102 Pickering Way	1	80,000	95.4%	Exton, PA	100.0%
Cross Keys	1	82,000	97.8%	Doylestown, PA	100.0%
Wynwood	2	88,000	100.0%	Chantilly, VA	100.0%
Total consolidated properties	36	2,778,000
Unconsolidated Properties(2)
1925 K Street	1	149,000	97.3%	Washington, DC	85.0%
Devon Square(5)	2	140,000	73.3%	Devon, PA	6%
Madison Building	1	82,000	96.3%	McLean, VA	24.9%
Total unconsolidated properties	4	371,000
Total consolidated and unconsolidated properties	40	3,149,000

NOTES:

(1)             At September 30, 2005.

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

(4)             Total portfolio consisted of eight buildings, one of which was sold in 2005 and four of which are being held for sale. The results of operations related to these five properties are included in income from discontinued operations, net of tax and minority interest in the accompanying financial statements.

(5)             Properties are currently under renovation.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At September 30, 2005, we owned, or had an ownership interest in, four residential properties containing a total of 1,022 apartment units. The properties are located in the Washington, DC and Orlando, Florida metropolitan areas. The table below sets forth these residential rental properties.

	Apt. Units	Occupancy(1)	Location	B&R Ownership %
Consolidated Properties(2)
The Fountains	400	96.0%	Orlando, FL	100.0%
Victoria Place	364	98.4%	Orlando, FL	85.0%
Charlestown North	178	94.4%	Greenbelt, MD	100.0%
Total Consolidated Properties	942
Unconsolidated Property(2)
Arbor Crest	80	95.0%	Silver Spring, MD	33.3%
Total Consolidated and Unconsolidated	1,022

NOTES:

(1)             At September 30, 2005.

(2)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting.

Hospitality Properties

This segment includes revenue and income from two hospitality properties, The Inn at the Colonnade, a Doubletree branded property, located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland. The Inn at the Colonnade has 125 rooms and the Holiday Inn Express has 151 rooms. Both properties are managed by third party managers.

Application of Critical Accounting Policies

Our accounting policies comply with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2004. These policies have not changed significantly in 2005.

The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form our basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

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

	September 30, 2005	December 31, 2004	$ Change 2004 to 2005
			Increase (decrease)
Assets:
Rental property and equipment, at cost	$413,164	$308,260	$104,904
Property and land development	153,392	103,536	49,856
Cash, cash equivalents, and investments	47,565	49,943	(2,378)
Investments in and advances to joint ventures	27,965	9,842	18,123
Deferred charges and other assets, net	41,054	30,131	10,923
Total assets	732,235	535,180	197,055
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$460,714	$316,717	$143,997
Total liabilities	557,597	371,067	186,530
Minority interest	44,884	32,968	11,916
Shareholders’ equity	129,754	131,145	(1,391)

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisitions of the Wynwood, 919 Market Street, Cross Keys, 102 Pickering Way and 1105 Market Street commercial office properties in the first and second quarters of 2005. The increase was partially offset by the sale of one of the Baltimore Portfolio buildings

•       Property and land development increased primarily as a result of the acquisitions of Redmill and Crisfield and development work performed on the Laguna Vista, Golfview and Seaside projects. This increase was partially offset by sales of condominium units at Cigar Factory, Golfview and Laguna Vista and sales of residential lots at Clarksburg Ridge.

•       Cash, cash equivalents and investments decreased in total primarily due to cash used for the acquisition of commercial properties and as investments in development projects. The decrease was offset, in part, by cash flow from our operations, and proceeds received from the refinancing of the debt on The Fountains.

•       Investments in and advances to joint ventures increased primarily due to our investments in Symphony House and Venice Lofts.

•       Deferred charges and other assets, net, increased primarily due to the commercial properties acquired partially offset by the amortization of in-place lease assets and financing fees.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the commercial office properties acquired; the draws on construction and development loans related to Redmill, Laguna Vista and Seaside and the refinancing of the debt on The Fountains. This increase was partially offset by loan repayments from sale proceeds at Golfview and Laguna Vista.

•       Minority interest increased primarily as a result of our minority partner’s share of income generated from sales at Golfview and Cigar Factory.

Financial Overview.

Results of Operations—three months ended September 30, 2005 compared to the three months ended September 30, 2004.

The following table reflects key line items from our statements of operations for the three months ended September 30, 2005 and 2004 (in thousands, except percentages):

	September 30, 2005	September 30, 2004	$ Change 2004 to 2005	% Change 2004 to 2005
			Increase/(decrease)
Revenues from homebuilding and residential lots	$3,305	$9,251	$(5,946)	(64.3)%
Revenues from commercial rental properties	12,451	7,901	4,550	57.6
Revenues from residential rental properties	2,880	2,539	341	13.4
Revenues from hospitality properties	2,525	2,084	441	21.2
Total operating revenues	21,288	22,022	(734)	(3.3)
Cost of homebuilding and residential lots	3,452	8,415	(4,963)	(59.0)
Commercial operating expenses	4,624	3,000	1,624	54.1
Residential operating expenses	1,258	1,228	30	2.4
Hospitality operating expenses	2,254	1,662	592	35.6
Commercial depreciation and amortization expense	3,521	2,018	1,503	74.5
Residential depreciation and amortization expense	656	505	151	29.9
Withdrawn public offering costs	3,206	—	3,206	100.0
General and administrative expense	2,423	942	1,481	157.2
Debt extinguishment costs	865	—	865	100.0
Interest expense	5,267	3,646	1,621	44.5
Gain on sale of investments in joint ventures	145	—	145	100.0
Income from investments in joint ventures	149	518	(369)	(71.2)
Net (loss) income	(3,503)	981	(4,484)	(457.1)

General Overview.   Total operating revenues for the three months ended September 30, 2005 decreased by $734,000 when compared to the same period in 2004. The decrease was primarily due to reduced sales of condominium apartments and was substantially offset by revenues generated from the operation of the Baltimore portfolio of commercial office buildings acquired in the fourth quarter 2004, and the 1105 Market Street, 919 Market Street, 102 Pickering Way, Cross Keys and Wynwood commercial office buildings acquired in 2005.

Net income for the three months ended September 30, 2005, decreased by $4,484,000 when compared to the same period in 2004. This decrease is primarily due to (i) fewer condominium and residential lot unit sales, (ii) the recognition of $4,200,000 ($2,500,000, net of tax) of current period special charges related to expenses associated with the withdrawal of the Midlantic IPO, and retirement costs paid to one of the founders of the company, and (iii) expenses of $865,000 ($519,000 net of tax) related to the early extinguishment of debt.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2005 decreased by $5,946,000 compared to the prior year due to lower unit sales. In the third quarter of 2005, we sold the final six condominium apartment units at Golfview and two condominium units at Laguna Vista; in the same period in 2004 we sold 78 developed lots at Clarksburg Ridge.

The decrease in cost of homebuilding and residential lots in 2005 by $4,963,000, when compared to the same period in 2004, is attributed to reduced development sales as described above.

Commercial Rental Properties.

The $4,550,000 revenue increase in 2005 when compared to the same period in 2004 was primarily due to the operation of commercial office properties acquired in the fourth quarter of 2004 and in 2005. Revenues from “same store” properties in 2005 when compared to the same period in 2004 increased by $103,000 primarily due to higher occupancy at the Versar Center and reduced concessions granted to tenants.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2005 increased when compared to the same period in 2004 by $1,624,000 due to the operation of properties acquired in the fourth quarter of 2004 and in 2005. Operating expenses for “same store” properties increased by $118,000 in 2005 when compared to the same period in 2004 primarily due to increased repair and maintenance expenses.

Depreciation and amortization expense in 2005 increased by $1,503,000 when compared to the same period in 2004, due to the depreciation expense for the 2005 and 2004 acquisitions.

Residential Rental Properties.

The $341,000 increase in residential revenue in 2005 relative to 2004 was primarily due to higher occupancy and rental rates at Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2005 were comparable with the prior year.

Hospitality Properties.

Revenue for the three months ended September 30, 2005 increased by $441,000 over the prior year primarily due to food and beverage revenue generated by Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade. Prior to November 2004, the restaurant space was leased to an unrelated third party operator. The revenue increase is also attributed to an increase in revenue per available room (RevPAR) in 2005 at both the Inn at the Colonnade and the Holiday Inn Express.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $592,000 compared to 2004. The increase can be primarily attributed to food and beverage expenses associated with The Club at the Colonnade and increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff.

General and Administrative Expense.   General and administrative expense increased by $1,481,000 compared to 2004 primarily due to a $1,000,000 retirement payment to Burton J. Reiner, one of the  co-founders of the company who will remain as a member of our Board of Directors. We have also hired additional personnel resulting in increased payroll costs.

Withdrawn Public Offering Costs.   The $3,206,000 of expense relates to costs incurred by us associated with the Midlantic IPO, which were recorded by us upon Midlantic’s decision to withdraw the offering. In May 2005, Midlantic filed a registration statement with the Securities Exchange Commission for the IPO of its common stock. We participated as a sponsor for the Midlantic offering.

Interest Expense.   The increase in interest expense of $1,621,000 for the third quarter of 2005 over the prior year period is primarily due to interest on debt obtained or assumed in connection with properties acquired in the fourth quarter of 2004 and the first two quarters of 2005. For the three months ended September 30, 2005 and September 30, 2004, we capitalized interest of approximately $627,000 and $462,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $865,000 of expense are costs incurred related to extinguishment of the debt secured by The Fountains, which we refinanced in order to increase the amount of debt for the property and extend the maturity of the obligation.

Gain on Sale of Investments in Joint Ventures.   The gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $369,000 in the third quarter of 2005. This is primarily due to operating losses from Arbor Crest and decreased income from 1925 K Street.

Income from discontinued operations, net of tax.   Discontinued operations increased by $159,000, in the third quarter of 2005 when compared to the same period in 2004, primarily due to a net gain on sale of one of the Baltimore Portfolio office buildings.

Results of Operations—nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The following table reflects key line items from our statements of operations for the nine months ended September 30, 2005 and 2004 (in thousands, except percentages):

	September 30, 2005	September 30, 2004	$ Change 2004 to 2005	% Change 2004 to 2005
			Increase (decrease)
Revenues from homebuilding and residential lots	$45,941	$15,289	$30,652	200.5%
Revenues from commercial rental properties	34,772	23,313	11,459	49.2
Revenues from residential rental properties	8,439	7,508	931	12.4
Revenues from hospitality properties	7,386	6,163	1,223	19.8
Total operating revenues	96,935	52,657	44,278	84.1
Cost of homebuilding and residential lots	35,014	14,108	20,906	148.2
Commercial operating expenses	14,038	8,474	5,564	65.7
Residential operating expenses	3,461	3,566	(105)	(3.0)
Hospitality operating expenses	6,658	4,410	2,248	51.0
Commercial depreciation and amortization expense	9,616	5,906	3,710	62.8
General and administrative expense	5,061	3,075	1,986	64.6
Withdrawn public offering costs	3,206	—	3,206	100.0
Interest expense	14,754	10,256	4,498	43.9
Debt extinguishment costs	865	—	865	100.0
Gain on sale of investments in joint ventures	1,639	—	1,639	100.0
Income from investments in joint ventures	444	1,109	(665)	(60.0)
Net income	143	1,909	(1,766)	(92.5)

General Overview.   Total operating revenues for the nine months ended September 30, 2005 increased by $44,278,000, when compared to the same period in 2004. This was primarily due to (i) the revenue generated from sales of condominium apartment units at Cigar Factory, Laguna Vista and Golfview, and (ii) the additional revenue from the operations of the Baltimore portfolio of commercial office buildings acquired in the fourth quarter of 2004, and the acquisitions of the 1105 Market Street, 919 Market Street, 102 Pickering Way, Cross Keys and Wynwood commercial office buildings in 2005.

Net income for the nine months ended September 30, 2005, decreased by $1,766,000, when compared to the same period in 2004. This decrease is primarily due to (i) the recognition of $4,200,000 ($2,500,000, net of tax) of current period special charges related to expenses associated with the withdrawal of the Midlantic IPO, and retirement costs paid to one of the founders of the company, and (ii) expenses of $865,000 ($519,000 net of tax) related to the early extinguishment of debt.

Homebuilding and Residential Lots.

Homebuilding and residential lots revenue in 2005 increased by $30,652,000 compared to the prior year. The increase can be attributed to the sale in 2005 of 10 developed lots at Clarksburg Ridge, 11 condominium apartment units at Cigar Factory, 137 condominium apartment units at Golfview and 15 condominium units at Laguna Vista, compared to the sale in 2004 of 120 developed lots at Clarksburg Ridge.

The increase in the cost of homebuilding and residential lots in 2005 by $20,906,000, when compared to the same period in 2004 is attributed to reduced development sales described in the proceeding paragraph.

Commercial Rental Properties.

The $11,459,000 revenue increase in 2005, when compared to the same period in 2004, was primarily due to the operation of commercial office properties acquired in the fourth quarter of 2004 and in 2005. Revenues from “same store” properties for the nine months ended September 30, 2005, when compared to the same period in 2004, decreased by $739,000 due to lower occupancy in 2005 and a lease termination fee received in 2004 at Washington Business Park, and lower occupancy at Versar Center in 2005.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense. Operating expenses in 2005 increased relative to 2004 by $5,564,000 due to operating expenses for the operation of properties acquired in the fourth quarter of 2004 and in 2005. Operating expenses from “same store” properties were comparable to those in 2004.

Depreciation and amortization expense in 2005 increased by $3,710,000 over the prior year due to the depreciation expense recorded related to the 2005 and 2004 acquisitions.

Residential Rental Properties.

The $931,000 increase in residential revenue in 2005 relative to 2004 was primarily due to higher occupancy and increased rental rates at Victoria Place, The Fountains and Charlestown North.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with the prior year.

Hospitality Properties.

Revenue for the nine months ended September 30, 2005, increased by $1,223,000, when compared to the same period in 2004, primarily due to food and beverage revenue generated by The Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade. Prior to November 2004, the restaurant space was leased to an unrelated third party operator. The revenue increase is also attributed to an increase in revenue per available room (RevPAR) in 2005 at both the Inn at the Colonnade and the Holiday Inn Express.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, increased by $2,248,000, when compared to the same period in 2004. The increase can be primarily attributed to: increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff; food and beverage expenses associated with The Club at the Colonnade and management fees incurred at the Holiday Inn due to the termination of the management agreement; with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.   General and administrative expense increased by $1,986,000 in 2005, when compared to the same period in 2004, primarily due to a $1,000,000 retirement payment to Burton J Reiner, one of the co-founders of the company, who will remain as a member of our Board of Directors. We have also hired additional personnel resulting in increased payroll costs.

Withdrawn Public Offering Costs.   The $3,206,000 of expense relates to costs incurred by us associated with the Midlantic IPO, which were recorded by us upon Midlantic’s decision to withdraw the offering. In May 2005, Midlantic filed a registration statement with the Securities Exchange Commission for the IPO of its common stock. We participated as a sponsor for the Midlantic offering.

Interest Income.   The decrease in interest income of $785,000 was primarily due to the repayment of several notes receivable from unrelated parties during the fourth quarter of 2004.

Interest Expense.   The increase in interest expense of $4,498,000 for the nine months ended September 30, 2005, when compared to the same period in 2004, was primarily due to interest on debt obtained or assumed in connection with properties acquired in the fourth quarter of 2004 and in 2005. For the nine months ended September 30, 2005 and September 30, 2004, we capitalized interest of approximately $1,474,000 and $1,168,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $865,000 of expense are costs incurred related to extinguishment of the debt secured by The Fountains which we refinanced in order to increase the amount of debt associated with the property and to extend the maturity of the obligation.

Gain on Sale of Investments in Joint Ventures.   The gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $665,000 in 2005. This is attributed primarily to operating losses at Arbor Crest and decreased income from 1925 K Street. These have been partially offset by operating income from Devon Square.

Minority Interest.   Minority interest expense increased by $5,168,000 over the prior year period primarily due to our minority partners’ share of profits generated from condominium apartment sales at Cigar Factory and Golfview.

Income from discontinued operations, net of tax.   Discontinued operations increased by $256,000 primarily due to our net gain on sale of one of the Baltimore Portfolio office buildings.

Funds From Operations.

We consider Funds From Operations (“FFO”) to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our operating performance, although FFO should be reviewed in conjunction with net income which remains the primary measure of performance. FFO is a recognized metric used extensively within the real estate industry by operators of rental properties. Accounting for real estate assets using historical cost accounting under GAAP is based on the presumption of the value of real estate assets diminishing predictably over time. Since real estate values instead have risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

While we are not a real estate investment trust (“REIT”), our real estate operations include large amounts of depreciable and amortizable real estate assets and we compete against REITS; therefore, we believe FFO to be a relevant measurement of our performance.

FFO as defined by the NAREIT is “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis”. Our FFO measure differs from NAREIT’S definition in that we also exclude income tax expense related to property sales. The exclusion of income tax expense on property sales is consistent with the objective of presenting comparative period operating performance. FFO should not be considered an alternative to net income as an indicator of our operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the FFO measure presented by us is not calculated in the same manner as FFO measures of other real estate companies and therefore may not necessarily be comparable. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

Our FFO was $617,000 for the three months ended September 30, 2005, compared to $3,581,000 for the three months ended September 30, 2004, a decrease of $2,964,000 or 82.8%. This decrease is primarily due to (i) the recognition of $4,200,000 ($2,500,000 net of tax) of current period special charges related to expenses associated with the withdrawal of the Midlantic IPO, and retirement costs paid to one of the founders of the company, and (ii) expenses of $865,000 ($519,000 net of tax) related to the early extinguishment of debt.

For the nine months ended September 30, 2005, our FFO was $10,950,000 compared to $10,510,000 for the nine months ended September 30, 2004, an increase of $440,000 or 4.2%. The increase was primarily due to FFO generated from properties we acquired in 2004 and 2005 and increased sales in 2005 of condominium units. This increase was reduced by to (i) the recognition of $4,200,000 ($2,500,000 net of tax) of current period special charges related to expenses associated with the withdrawal of the Midlantic IPO, and retirement costs paid to one of the founders of the company, and (ii) expenses of $865,000 ($519,000 net of tax) related to the early extinguishment of debt.

The following table reflects the reconciliation of net income to FFO (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(3,503)	$981	$143	$1,909
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	4,451	2,600	12,225	8,601
Add: Income tax expense from property sales (net of minority interest share of taxes)	222	—	1,291	—
Less: Gain on sale of properties (net of minority interest)	(553)	—	(2,709)	—
Funds from operations	$617	$3,581	$10,950	$10,510

Liquidity and Capital Resources

Cash Flows

Our principal sources of cash are funds from operations (FFO), our ability to obtain mortgage and other financing and asset dispositions. Our principal uses of cash are real estate acquisitions, investments in real estate joint ventures, funding working capital requirements and payments of debt, capital expenditures and corporate expenses. With current unrestricted cash, cash equivalents and investments that are principally short-term in nature, totaling $47,565,000 at September 30, 2005. Management believes that our sources of cash are sufficient to meet our liquidity needs; however, we cannot be assured that our actual cash requirements will not be greater than we currently expect.

Operating Activities:

During the nine months ended September 30, 2005, net cash used for operating activities was $8,641,000. Net cash used for operating activities includes $31,895,000 associated with homebuilding and land development.

Investing Activities:

During the nine months ended September 30, 2005, net cash used in investing activities totaled $113,449,000, primarily due to the acquisition of five commercial office properties.

Financing Activities:

During the nine months ended September 30, 2005, net cash provided by financing activities totaled $125,960,000. This primarily resulted from the placement or assumption of mortgage debt related to the acquisition of five commercial office properties; draws on construction debt related to Crisfield and Red Mill Pond and the refinancing of the mortgage on The Fountains. Reductions in cash as a result of loan principal payments and an increase in deposits held in escrow were partially offset by amounts contributed by our equity partners into joint venture entities that we consolidate into our consolidated financial statements.

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

In July 2005, in connection with the refinancing of construction loan on Arbor Crest, we executed a master lease agreement. The 10-year agreement requires us to pay rent of $112,000 per year beginning in August 2005 for the Arbor Crest premises. The operations of the property have exceeded the targets for performance, and we have not been obligated to perform under the master lease agreement.

In connection with the $15,100,000 construction loan obtained by Laguna Vista, we have guarantied the purchase of half of all unpurchased condominium units at Laguna Vista as of March 31, 2006 at a total acquisition price that will equate to one half of the outstanding loan balance at that date. At September 30, 2005 the outstanding loan balance totaled $3,736,000.

We have guarantied repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan obtained by the entities that own the Baltimore properties. The loan matures in November 2006 and provides for two, one-year extension options. At September 30, 2005, the total amount outstanding under the loan totaled $5,490,000.

We have guarantied repayment of the full amount of the outstanding balance under both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. Both loans mature in 2007, while the acquisition and construction loan provides for two one-year extension options. At September 30, 2005, the total amount outstanding under the loans totaled

$31,644,000. While we have executed an agreement to sell our interest in 640 North Broad, the agreement requires that the loan guaranties remain in effect subsequent to the sale of our interest.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales revenue and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. At September 30, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $9,813,000.

We have guarantied the full amount of a $7,044,000 development loan maturing in May 2006 obtained by Paradise Developers, our wholly-owned subsidiary. At September 30, 2005, the balance outstanding under the loan was $3,141,000.

We have guarantied repayment of the entire loan balance outstanding under a $19,000,000 mortgage loan obtained by 1105 Market Street. The loan matures in 2007.

We have guarantied repayment of the $11,700,000 acquisition and development loan obtained by Crisfield. The loan matures in 2008. At September 30, 2005, the balance outstanding under the loan totaled approximately $9,426,000.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square. The loan matures in 2007. At September 30, 2005, the balance outstanding under the loan totaled approximately $12,451,000.

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

At September 30, 2005, $145,000,000 of our debt was variable-rate. In addition, a joint venture in which we have an 85% non-controlling interest had $20,000,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at September 30, 2005, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $1,619,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At September 30, 2005, $315,000,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at September 30, 2005, the estimated fair value of our fixed-rate debt was $308,000,000 compared to the reported liability of $315,000,000.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be included in our reports filed or submitted under the Exchange Act of 1934 (the “Exchange Act”). Since the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

None

Item 2.                        Changes in Securities, Use of Proceeds and Issuer’s Purchase of Equity Securities.

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

None

Item 5.                        Other Information.

None

Item 6.                        Exhibits.

A.   Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Robert O. Moore, Chief Financial Officer. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Robert O. Moore, Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
By:	/s/ ROBERT O. MOORE
Robert O. Moore
Chief Financial Officer