Form 10-K
period 2005-12-31
BRESLER & REINER INC
filed 2006-03-31
CIK 14073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6201

BRESLER & REINER, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-0903424 (I.R.S. Employer Identification Number)
11200 Rockville Pike, Suite 502 Rockville, Maryland (Address of Principal Executive Offices)	20852 (Zip Code)

Registrant's telephone number, including area code: (301) 945-4300

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates (1,265,232 shares) was $39,222,192 as of June 30, 2005. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $31.00 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered affiliates of the Registrant at that date.

The number of shares of the registrant's Common Stock outstanding as of March 24, 2006 was 5,477,212.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2006 Annual Meeting of Stockholders to be held on June 14, 2006.

BRESLER & REINER, INC.

ANNUAL REPORT ON
FORM 10-K

For the Fiscal Year Ended December 31, 2005

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company's expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The "Company" means Bresler & Reiner, Inc., a Delaware corporation, and one or more of its subsidiaries and affiliates, and, as the context may require, Bresler & Reiner, Inc. only.

ITEM 1. BUSINESS

Our Company

Bresler & Reiner, Inc. is a Delaware corporation engaged in the ownership of commercial, residential, and hospitality properties; and in the development of commercial and residential buildings and land for over 35 years. We conduct our business activities through both direct ownership and through joint ventures with third parties.

We engage in real estate activities in the Philadelphia, Pennsylvania; Washington, D.C.; Wilmington, Delaware; Baltimore, Maryland; Maryland Eastern Shore; and Orlando, Florida, metropolitan areas. As of January 2006, we also own properties in the Houston, Texas metropolitan market. We are not involved in any operations outside of the United States of America.

Our Strategy

Our goal is to generate attractive risk-adjusted investment returns through ownership of operating properties and participation in development projects.

Operating Properties

To achieve our goal with regards to operating properties, we employ the following strategy:

  •
  Target Properties that Have Stable Cash Flows and Present Upside Potential.    We seek to acquire well located properties that have stable cash flows and also present upside potential that may result from valued added improvements, enhanced tenant services and strong management. We focus on properties that can benefit from better management and leasing strategies, that can be cost effectively renovated and that are located in areas that can support higher rents at the target property. We view existing vacancies or near-term lease expirations as opportunities to increase rental revenue.

  •
  Use Third Party Property Managers and Leasing Agents.    We use third-party property managers and leasing agents who have a strong presence in the applicable local market. We believe property management is local in nature. We hire property managers and leasing agents who embrace the idea of building a collaborative relationship with us, are highly motivated, offer value-added services and have solid relationships with quality, cost-effective vendors providing janitorial, grounds, snow removal and other necessary services. They are an integral part of a property's success.

  •
  Employ Asset Management and Oversight.    We take a disciplined approach to acquiring, managing and leasing properties, and we rely on local third-party property managers to handle day-to-day operations. We make on-site visits; regularly meet with our local property managers and leasing agents, and identify revenue generation and expense reduction opportunities. We establish internal controls to ensure compliance with our operating, accounting and reporting requirements. We test these controls during periodic site visits conducted by our internal audit department. We review and approve each property's long and short-term capital replacement plans, annual operating budgets and evaluate monthly reports from our property managers. Unbudgeted capital expenditures are approved after a thorough review.

  •
  Provide Cost-Effective Onsite Property Maintenance.    A solid preventive maintenance program and timely response to tenant service calls and concerns increases tenant loyalty and lowers tenant turnover costs. By clustering our properties, our local on-site property managers can develop more cost-effective and timely maintenance services.

  •
  Employ Successful Bidding and Due Diligence Techniques.    Our strong local relationships and effective due diligence allows us to make an informed bid based on a thorough evaluation of the property and its potential. We consider such factors as:

  •
  economic and demographic conditions in the property's local and regional market;

  •
  the location, age, construction quality and design of the property;

  •
  the current and projected cash flow of the property in its current condition;

  •
  the potential to increase cash flow through modest to moderate renovation and enhanced tenant service;

  •
  the terms of existing debt on the property and the availability of new financing on favorable terms;

  •
  the potential for capital appreciation of the property;

  •
  the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover;

  •
  the property's current expense structure and the potential to increase operating margins;

  •
  access to experienced local property managers and leasing agents;

  •
  whether we have or can achieve a sufficient concentration of properties in a sub-market to achieve economies of scale and enhanced service levels from local service providers; and

  •
  competition for comparable or alternative properties in the market area.

Development Properties

We employ the following strategy to achieve our goals with respect to development projects:

  •
  Due Diligence Techniques.    We thoroughly evaluate a development project's potential for generating strong risk-adjusted returns by considering such factors as:

  •
  the highest and best use for the project;

  •
  the economic and demographic conditions in the project's local and regional market;

  •
  competition from comparable projects;

  •
  the projected cash flow of the project;

  •
  potential risk-adjusted returns on our investment;

  •
  development risks including cost overruns and delays; and

  •
  interest-rate risk.

  •
  Partner with Local Developers.    We partner with reputable local, regional and national developers who have expert knowledge of their markets and strong relationships with general contractors and service providers. The agreements with our joint venture partners generally provide for a distribution waterfall that provides us with a preferred return on our investment as well as incentives to our partners to maximize returns on the project.

Selling Properties

We acquire operating properties as a long term investment, and we pursue our development properties to complete the development process. However, opportunities sometimes are presented to us to sell a property under appropriate market conditions. In our evaluation of a sale of a property, we consider the opportunity cost of funds and re-deployment opportunities for the sale proceeds. We may decide that the greater returns may be achieved through the sale of a property and the reinvestment of the funds in new properties, than from continuing to own and operate the existing property.

Prudent Financing

We maintain a strong liquidity position that allows us to effectively compete for acquisitions where the seller may require the buyer to rapidly close on the purchase of a property. We employ mortgage debt in order to enhance our returns on invested capital. In certain instances we enter into master lease agreements or provide loan guarantees in order to maximize the benefits of leverage. At other times we prepay existing mortgage debt in order to place more favorable debt, or to fix rates. While under Generally Accepted Accounting Principles (GAAP) the cost and other penalties associated with such prepayments adversely affect our earnings in the year in which they occur, we proceed with such prepayments after considering among other things, whether the benefits to be gained over the course of the loan from the new leverage outweigh the costs incurred in the current year on a net present value basis.

Our Competitive Strengths

To employ our strategy we utilize our competitive strengths which include:

  •
  Experienced Management.    Our management team has extensive experience acquiring, financing, developing, repositioning and selling real estate. The co-founders of the Company are active members of the Board.

  •
  Network of Industry Contacts and Collaborative Relationships.    Our management team has developed a broad network of contacts that include property owners, developers, lenders, brokers, property managers and leasing agents.

  •
  Growth Oriented Capital Structure.    Our strong liquidity position provides us with flexibility in structuring transactions and allows us to react quickly to investment opportunities.

Financial Information about Business Segments

We operate in four reportable business segments: Commercial Rental Property, including the rental income derived by commercial properties from leases of office and industrial space; Residential Rental Property, including the rental income derived from residential properties from leases of apartment units; Hospitality Properties, including revenue and income derived from services provided at our hotel properties; and Commercial, Residential and Land Under Development, including the income derived from development and sale of residential and commercial condominium units and developed and undeveloped land. For additional information about these segments see Note 17 of Notes to Consolidated Financial Statements and Managements' Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

Narrative Description of the Business

The following is a brief description of each of our reportable business segments:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from the leasing of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. At December 31, 2005 we owned, or had an ownership interest in, 39 commercial office and flex warehouse buildings containing approximately 3,149,000 square feet of space. The properties are located in the Philadelphia, Pennsylvania; Washington, D.C.; Wilmington, Delaware; and Baltimore, Maryland metropolitan areas. Since December 31, 2005, we have acquired an additional eight commercial office buildings containing 427,000 square feet of space in the Houston, Texas metropolitan market; acquired three commercial office and warehouse buildings containing 455,000 square feet of space in the Philadelphia, Pennsylvania market; and disposed of three commercial office buildings containing 205,000 square feet of space in the Baltimore, Maryland market. For additional information about these transactions, See Note 18 of Notes to Consolidated Financial Statements.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC (Redwood), a commercial management company. Redwood manages approximately 1,488,000 square feet of commercial office space, approximately 486,000 square feet of which are owned by entities which we control.

Residential Rental Property

This segment includes the rental income derived by residential properties from the leasing of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At December 31, 2005, we owned, or had an ownership interest in, four residential properties containing a total of 1,022 apartment units. The properties are located in the Washington, D.C. and Orlando, Florida metropolitan areas.

Included in this segment for 2003 and 2004 are fees previously generated from a wholly-owned subsidiary that formerly managed residential properties owned both by us and by affiliated third parties. The management contracts on two residential properties that we managed were terminated during the year ended December 31, 2003, while the one remaining management contract was terminated during the year ended December 31, 2004.

Hospitality Properties

This segment includes revenue and income generated from services provided at our two hotel properties. The properties bear the Doubletree and Holiday Inn Express brands and are both managed by third party managers. The properties are located in Baltimore, Maryland, across from Johns Hopkins University and Camp Springs, Maryland, across from Andrews Air Force base.

Commercial, Residential and Land Development

This segment primarily includes the development and sale of residential condominium and rental apartment units, the development and sale of commercial condominium and rental buildings, the development and sale of land to homebuilders, and sales of undeveloped commercial land. At December 31, 2005, we owned, or had a material ownership interest in, entities involved in 13 development projects. These projects are located in the Washington, D.C., Maryland Eastern Shore and Philadelphia, Pennsylvania metropolitan areas.

Other Information

Competition

We operate in highly competitive marketplaces in virtually all aspects of our real estate activities:

  •
  During the acquisition process we compete against other buyers of real estate; including both public and private real estate investment trusts, real estate development companies, investment firms, investment funds and financial institutions. We compete primarily based on offer prices, the ability to fund the acquisition and close the transaction in a timely manner. This competition may reduce the availability of properties at prices that meet our targeted rates of return on invested capital or may require us to reduce our targeted rates of return.

  •
  We compete for tenants and guests at our operating commercial, residential and hospitality properties primarily based on price, location and amenities offered. An oversupply of real property created by other developers and owners could hinder our ability to maintain high occupancy levels or could require that we reduce rents or offer significant concessions. Such situations could materially and adversely affect our results of operations and cash flows.

  •
  We compete for development projects with other developers of similar projects as well as existing projects. Increased supply of condominium units and developed land could affect the prices at which we can sell these projects, thereby adversely affecting our results of operations and cash flows.

Employees

On December 31, 2005, we had 22 full-time employees, all of whom were located at our corporate offices in Rockville, Maryland, working in such areas as finance, accounting, asset management and internal audit. We believe that our relations with our employees are good. The on-site personnel engaged in the day-to-day operations and the development activities of properties are employees or sub-contactors of the management companies or developers contracted to operate or develop such properties.

Market Concentrations

The commercial properties we owned at December 31, 2005 are concentrated in the Mid-Atlantic region of the country, with properties located in the Philadelphia, Pennsylvania; Wilmington, Delaware; Baltimore, Maryland; and Washington, D.C. metropolitan areas. Our residential apartment properties are located in the Washington, D.C. and Orlando, Florida metropolitan areas. Our hospitality properties are located in the Baltimore, Maryland and Washington, D.C.

metropolitan areas. Our development projects are located in the Washington, D.C., Maryland Eastern Shore, and Philadelphia, Pennsylvania metropolitan areas. During the first quarter of 2006 we expanded the geographic footprint of our commercial office properties to include the Houston, Texas metropolitan area. No single tenant represents more than 10% of our total revenues.

Seasonality

Our commercial properties are unaffected by seasonality. There are limited seasonal impacts on results at our residential properties due to students moving in/out; however, most residential units are leased on a one-year term. Our hospitality properties are affected to a larger extent by seasonality; however, the impact is minimal to our overall results of operations. Sales of residential condominiums are affected by seasonality with fewer sales in the winter months. Sales of developed land are not affected by seasonality since the sales contracts with the homebuilders incorporate structured take-down of lots on a quarterly basis.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, with the Securities and Exchange Commission (the SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports can also be accessed on our website (http://www.breslerandreiner.com). Information on our website, however is not part of this report.

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Our Future Business Results

We face a number of material risks and uncertainties in our business, which could materially and adversely affect our business, financial condition and/or results of operations and, as a result, the trading price of our common stock. We believe that the risks and uncertainties described below are the material risks that we face. Any investor in our securities should carefully consider the risks described below.

We are subject to risks associated with investments in real estate.    The value of and our income from our properties may decline due to factors that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

  •
  increases in interest rates;

  •
  a general tightening of the availability of credit;

  •
  a decline in the economic conditions in one or more of our primary markets;

  •
  an increase in competition for tenants and customers or a decrease in demand by tenants and customers;

  •
  an increase in supply of our property types in our primary markets;

  •
  a continuation of terrorist activities or other acts of violence, war in the United States or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy; and

  •
  the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

  •
  adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

  •
  opposition from local community or political groups with respect to development or construction at a particular site;

  •
  our inability to provide adequate management and maintenance or to obtain adequate insurance;

  •
  our inability to collect rent or other receivables;

  •
  an increase in operating costs;

  •
  introduction of a competitor's property in or in close proximity to one of our current markets; and

  •
  earthquakes, floods or underinsured or uninsured natural disasters.

The occurrence of one or more of the above risks could result in a significant reduction in the net operating income generated by these properties and we could lose some or all of our investments in those properties.

We may not be able to recover increased property maintenance costs through rent increases.    Our properties are subject to increases in operating expenses. Certain commercial tenants are obligated to pay a portion of the escalating operating costs. In addition, certain tenants are subject to rent escalations for cost of living increases. However, we may not be able to increase revenues enough to offset these increased expenses.

Various factors could adversely affect development of new projects or the repositioning of existing projects.    Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

  •
  an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

  •
  construction delays or cost overruns, either of which may increase project development costs;

  •
  an increase in commodity costs;

  •
  an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

  •
  an inability to secure tenants or anchors necessary to support the project; and

  •
  failure to achieve or sustain anticipated occupancy or sales levels.

If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In the past, we have elected not to proceed with specific development projects, and we anticipate that this may occur again from time to time in the future.

The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are not insured.

In the construction of new projects, we may guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. This type of guaranty is released upon completion of the project. Furthermore, we typically guarantee a portion of project indebtedness. We may have to make significant expenditures in the future in order to comply with our guaranty obligations.

We face risks associated with property acquisitions.    We have in the past acquired, and intend in the future to acquire, properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have and will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

  •
  we may not be able to obtain financing for acquisitions on favorable terms;

  •
  acquired properties may fail to perform as expected;

  •
  the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates; and

  •
  we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and to manage new properties in a way that allows us to realize cost savings and synergies.

We may be unable to sell properties at fair value to avoid losses or to reposition our portfolio.    Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in regional or local real estate markets. As a result, we may incur operating losses from some of our properties and may have to write down the value of some properties due to impairment. In addition, we may be forced to sell properties during unfavorable market conditions and therefore not realize their fair market value.

We face significant competition from other real estate developers.    We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce the number of suitable investment opportunities offered to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates. In addition, some of our competitors may be willing to make space available at lower prices than available space in our properties.

We may be unable to renew expiring leases, lease vacant space or re-lease space on a timely basis or on comparable or better terms.     Leases representing 14% of our annualized base rent (excluding residential rental properties) at December 31, 2005, expire on or before December 31, 2006. In addition, leases accounting for 23% and 12% of the annualized base rent expire on or before December 31, 2007 and December 31, 2008, respectively. Current tenants may not renew their leases upon the expiration of their terms; or we may not be able to locate qualified replacement tenants under acceptable terms.

We cannot assure you that our tenants will not default on their leases and fail to make rental payments to us. Moreover, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms if a tenant defaults on its lease. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet our financial obligations.

Increased interest rates would raise our cost of capital and could affect our ability to obtain new mortgage debt or refinance existing mortgage debt.    An increase in interest rates would increase our cost of capital, which may affect our ability to obtain new mortgage debt or to refinance existing mortgage debt and would limit our ability to make future acquisitions. Higher interest rates upon refinancing mortgage debt would decrease cash flow from operations, negatively impacting our earnings and lowering our cash returns as a percentage of our invested equity. In addition, a rise in interest rates could raise the cost of our variable rate debt in excess of increased earnings on our short-term investments; thereby, negatively impacting our earnings. In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets; thereby, limiting our ability to alter our portfolio promptly in relation to economic or other conditions.

We may have difficulty obtaining financing in weak markets.    Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold, and rental revenues, but also affect the availability of financing. Under such conditions we may have difficulty refinancing existing acquisition and construction financing with long-term financing, which could result in our having to accept less favorable financing terms or use our cash resources to repay indebtedness that otherwise would be refinanced. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.

Our debt level may impair our ability to pursue our business plan.    As of December 31, 2005, our indebtedness totaled $485,526,000, and we are likely to incur significant additional debt to finance future acquisition and development activities. In addition, in March 2006, we increased our line of credit facility from $32,200,000 to $50,000,000. Our level of debt and the limitations imposed on us by our debt agreements creates risks, including the following:

  •
  our cash flow may be insufficient to make required payments of principal and interest;

  •
  we may be unable to borrow additional funds as needed or on favorable terms;

  •
  we may be unable to refinance some or all of our indebtedness, including mortgage debt, or any refinancing may not be on terms as favorable as those of the existing indebtedness;

  •
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  •
  any default in payment of our indebtedness or violation of any covenants in our loan documents could result in acceleration of those obligations and possible loss of property to foreclosure; and

  •
  our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness and loss of properties securing the indebtedness.

If the economic performance of any of our properties declines, our ability to make debt service payments could be adversely affected. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, we may lose that property to lender foreclosure.

We do not have a policy limiting the amount of debt that we may incur. Furthermore, our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. Changes in our debt policies could expose us to greater credit risk, interest rate risk or result in a more leveraged balance sheet. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and may harm our financial condition.

Weaker economic conditions in the markets in which our properties are located could adversely affect our financial condition.    Our commercial properties are located primarily in and around Washington, D.C.; Wilmington, Delaware; Philadelphia, Pennsylvania; and Baltimore, Maryland metropolitan areas. As of January 2006 we are also active in the Houston, Texas metropolitan area. Our residential rental properties are principally located in the Central Florida and Washington, D.C. areas. A decline in the economies of one or more of our core real estate markets, or in the U.S. economy as a whole, could adversely affect our financial position, results of operations, cash flow and ability to make distributions to shareholders.

We are investing in properties in real estate markets that are outside our core geographic markets.    We have begun to make, and will continue to make, acquisitions or develop properties outside of our core geographic areas, and may not be able to operate effectively outside of those core markets. We may be exposed to a variety of risks if we choose to enter new markets. These risks include:

  •
  a lack of market knowledge and understanding of the local economies; and

  •
  unfamiliarity with local government and permitting procedures.

Our insurance may not be adequate to cover losses, including those that result from environmental damage or terrorist acts.    We carry comprehensive general liability, property, flood, earthquake and rental loss insurance with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are specific types of losses, generally of a catastrophic nature, such as losses from wars, biological, chemical or radioactive contamination, terrorism or earthquakes, for which we may not have adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost.

Should an uninsured loss or a loss in excess of insured limits occur, including any loss resulting from floods or other natural disasters, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property, even if the property is irreparably damaged. We are also subject to additional wind damage underwriting premiums for certain properties. It is also possible that third-party insurance carriers will not be able to maintain reinsurance sufficient to cover any losses that may be incurred.

The costs of compliance with or liabilities under environmental laws may adversely affect our operating results.    Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. As an owner of real property, we can be liable for environmental contamination created by the presence or discharge of hazardous substances on the property, regardless of:

  •
  our lack of knowledge of the contamination;

  •
  the timing of the contamination;

  •
  the cause of the contamination; or

  •
  the party responsible for the contamination of the property.

There may be environmental problems associated with our properties of which we are unaware.    We could be held liable for the environmental costs associated with the release of regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property or others. The presence of hazardous substances on a property could result in personal injury or other claims by private parties; such claims could result in costs or liabilities that could exceed the value of that property.

We are aware of asbestos-containing materials that exist in the Waterfront Complex that will require remediation as part of the property's redevelopment. A $3,000,000 escrow account to address the asbestos removal project at the

Waterfront Complex has been established, of which we contributed 54%. This amount is in excess of written estimates of the cost to remediate and clean the site; however, we can not be certain that these amounts will be adequate.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable lease.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem and which could adversely affect the value of our properties.    Molds exist everywhere and reproduce under most levels of moisture and temperature. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

We are controlled by the Bresler and Reiner families, whose interests may differ from those of other shareholders.    As of March 25, 2006, members of the Bresler and Reiner families, which include members of our current board of directors and executive officers, owned over 70% of our common stock. As a result of their ownership, these family members have the ability to elect our board of directors and to control our management and policies. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control.

We expect to experience significant growth in the future and may not be able to adapt our management and operational systems to integrate additional properties without unanticipated significant disruption or expense.    During the two year period ended December 31, 2005, we acquired 22 commercial office buildings containing 1,900,000 square feet of space for a total purchase price of $244,000,000. We intend to continue to make a significant number of additional acquisitions and cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems to integrate the properties into our portfolio, or that we will be able to manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. In addition, acquisitions will require substantial attention from our management, and may cause disruptions in our operations and divert management's attention away from day-to-day operations. Our failure to successfully integrate additional property acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition.

If our property managers or leasing agents default on their obligations, operating results from affected properties could suffer and we may have difficulty finding replacements.    We outsource property management and leasing of our properties to local property managers and leasing agents, who perform all day-to-day property management and leasing functions for our properties. Although we oversee our property managers and leasing agents, they may not satisfy their obligations under our agreements. If they fail to do so, our relationships with our tenants could be damaged or we could incur liabilities from loss or injury at a property. In either case our operating results and financial condition could be negatively affected. If a property manager or leasing agent breaches its agreement with us, we will seek to replace them. However, we may not be able to obtain suitable replacements within the relevant market. In addition, as we enter a new market we will seek to engage local third-party property managers, leasing agents and other service providers. However, we may not be able to identify such service providers who meet our standards and who are capable of complying with our property management and leasing guidelines.

Property ownership through joint ventures may limit our ability to act exclusively in our interests.    Several of our properties are owned through joint ventures with third parties. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may have business objectives that are inconsistent with ours or may have competing interests that could create conflicts of interest. If the objectives of our joint venture partners are inconsistent with ours, we may not be able to act exclusively in our interests.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our financial condition.    Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We believe our properties substantially comply with present requirements of the ADA; however, if found non-compliant we would have to incur additional costs to bring the property into compliance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

Commercial Rental Properties

We owned or held an ownership interest in the following commercial office properties at December 31, 2005:

	Location	Date of Acquisition/ Opening	Number of Buildings		Square Feet	Occupancy at 12/31/05		B&R Ownership		Loan Balance at 12/31/05	Purchase Price/ Development Cost (8)
					(in 000s)					(in 000s)	(in 000s)
Consolidated Properties (1)
Washington Business Park	Lanham, MD	2001	9	(2)	568	93.7%		80.0%		$38,586	$46,300
Historic Baltimore Portfolio (3)	Baltimore, MD	2004	4		409	77.1%		51.0%	(5)	16,421	29,500
Fort Washington Executive Center	Ft. Washington, PA	2004	3		393	98.8%		97.5%	(6)	47,921	52,664
919 Market Street	Wilmington, DE	2005	1		223	93.8%		100.0%	(7)	35,600	40,525
Versar Center	Springfield, VA	2002	2		217	90.0%		100.0%		17,869	20,000
1105 Market Street	Wilmington, DE	2005	1		173	49.8%	(4)	100.0%	(7)	19,000	20,700
Sudley North (Buildings A,B&C)	Manassas, VA	1987	3		116	91.4%		100.0%		10,275	9,848
West Germantown Pike	Plymouth Meeting, PA	2004	2		115	94.6%		98.1%	(6)	15,852	20,500
One Northbrook	Trevose, PA	2004	1		95	84.8%		100.0%	(7)	14,973	16,900
Wynwood	Chantilly, VA	2005	2		88	100.0%		100.0%		—	13,000
Cross Keys	Doylestown, PA	2005	1		82	97.8%		100.0%	(7)	10,855	17,792
102 Pickering Way	Exton, PA	2005	1		80	97.9%		100.0%	(7)	10,069	15,275
Sudley North (Building D)	Manassas, VA	1987	1		69	100.0%		50.0%		6,183	4,729
900 Northbrook	Trevose, PA	2003	1		66	94.0%		90.0%	(6)	10,937	12,050
Fort Hill	Centreville, VA	2000	1		66	96.0%		80.0%		5,493	7,050
7800 Building	Manassas, VA	1988	1		15	100.0%		100.0%		—	1,919
Bank Building	Manassas, VA	1991	1		3	100.0%		100.0%		958	876

Total consolidated properties			35		2,778					260,992	329,628

Unconsolidated Properties (1)
1925 K Street	Washington, DC	2002	1		149	99.2%		85.0%		19,785	27,150
Devon Square	Devon, PA	2005	2		140	61.4%	(4)	5.5%		13,064	17,109
Madison Building	McLean, VA	2002	1		82	96.3%		24.9%		14,060	22,000

Total unconsolidated properties			4		371					46,909	66,259

Total consolidated and unconsolidated properties			39		3,149					$307,901	$395,887

NOTES:

(1)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with GAAP.

(2)
Consists of two office buildings and seven flex and warehouse buildings.

(3)
We acquired eight buildings in November 2004. During 2005, we entered into contracts to sell seven of the eight buildings, four of which were sold in 2005. The loan balances and the purchase prices included in the table relates to the loan balances and the purchase prices for the four remaining buildings at December 31, 2005.

(4)
Properties currently under renovation.

(5)
While we own 51% of the joint venture, based on the Membership Agreement we will receive approximately 28% of the net proceeds generated by the sale of the properties.

(6)
Represents our share of the Class A voting membership interest in the entity. An unrelated third party owns a Class B membership interest in the joint venture that entitles this party to 15% of cash available from operations after the Class A members have received a cumulative annual 12% return on their investment in the property and 15% of cash available from a refinancing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.

(7)
We have entered into an asset supervision agreement with an unrelated third party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(8)
Includes intangible in-place lease assets and liabilities for purchased properties.

Subsequent to December 31, 2005, and prior to the issuance of this report, we acquired additional commercial properties in the Philadelphia, Pennsylvania; and in the Houston, Texas metropolitan markets. See Note 18 of Notes to Consolidated Financial Statements.

Residential Apartment Properties

We owned or held an ownership interest in the following residential apartment properties at December 31, 2005:

	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at 12/31/05	B&R Ownership %	Loan Balance at 12/31/05	Purchase Price/ Development Cost (2)
						(in 000s)	(in 000s)
Consolidated Properties (1)
The Fountains	Orlando, FL	2003	400	94.8%	100.0%	$39,500	$35,100
Victoria Place	Orlando, FL	2003	364	93.4%	85.0%	32,907	39,500
Charlestown North	Greenbelt, MD	1971	178	94.4%	100.0%	4,816	2,179

Total Consolidated Properties			942			77,223	76,779

Unconsolidated Property (1)
Arbor Crest	Silver Spring, MD	2004	80	97.5%	33.3%	9,000	8,455

Total Consolidated and Unconsolidated			1,022			$86,223	$85,234

(1)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(2)
Includes intangible in-place lease assets and liabilities for purchased properties.

Hospitality Properties

We owned the following hospitality properties at December 31, 2005:

	Location	Rooms	Date of Acquisition/ Opening	Average Room Rate for the Year Ended 12/31/05	REVPAR for the Year Ended 12/31/05	Occupancy for the Year Ended 12/31/05	B&R Ownership %	Loan Balance at 12/31/05	Purchase Price/ Development Cost
								(in 000s)	(in 000s)
Inn at the Colonnade	Baltimore, MD	125	1993	$137.99	$92.86	67.3%	100.0%	$9,632	$7,368
Holiday Inn Express	Camp Springs, MD	151	1987	$88.77	$56.01	63.1%	100.0%	3,566	3,170

Total		276						$13,198	$10,538

Commercial, Residential and Land Development

We owned or had an ownership interest in the following development projects at December 31, 2005:

Project Name	Location	Date of Acquisition	Development Type	Size (1)	Number sold (2)		B&R Ownership %	Loan Balance at 12/31/05
								(in 000s)
Consolidated Properties (3)
Laguna Vista	Ocean City, MD	2003	Residential Condominiums	41 units	19		100.0%	$1,670
400 S Philadelphia Ave. (6)	Ocean City, MD	2004	Residential Condominiums	20 units	—		51.0%	—
Crisfield	Ocean City, MD	2005	Residential Lots	232	16		51.0%	9,867
Red Mill Pond	Ocean City, MD	2005	Residential Lots	541	—		51.0%	35,394
Seaside	Ocean City, MD	2004	Residential Lots	138 lots	18		51.0%	17,484
Waterfront	Washington, DC	1964	Commercial Office Complex	1,144,000 sq ft (4)	—	(5)	46.0%	—
1150 Northbrook	Trevose, PA	2003	Commercial Office Building	108,000 sq. ft.	—	(5)	100.0%	—
Sudley South	Manassas, VA		Commercial Office Condo	54,000 sq. ft.	—		100.0%	4,283
640 N Broad Street (6)	Philadelphia, PA	2004	Residential Apartments	266 units	—	(5)	86.5%	35,196
Divine Lorraine (7)	Philadelphia, PA	2003	Residential Apartments	135 units	—	(5)	95.0%	—

Total consolidated projects								103,894

Unconsolidated Properties (3)
Symphony House	Philadelphia, PA	2005	Residential Condominiums	163 units (8)	—		22.3%	14,813
Venice Lofts	Philadelphia, PA	2005	Residential Condominiums	128 units	—		22.3%	4,349
Washington Business Park Land	Lanham, MD	2001	Undeveloped Land	79 acres	29 acres		80.0%	5,000

Total unconsolidated projects								24,162

Total consolidated and unconsolidated projects								$128,056

NOTES:

(1)
Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)
Represents number of sales that had closed as of December 31, 2005.

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

(6)
During 2005 we entered into an agreement to sell our interest in this development project and in January 2006 we closed on the sale. The assets and liabilities of this entity are included in assets and liabilities held for sale in the accompanying consolidated financial statements.

(7)
During 2005 we entered into an agreement to sell this property. The assets and liabilities of this entity are included in assets and liabilities held for sale in the accompanying consolidated financial statements.

(8)
Project also includes a theatre containing 35,000 square feet of space and other retail space, as well as a parking garage.

In addition, we benefited from the following development projects for which we either had sold all remaining units or we had sold our membership interest in, during 2005.

Project Name	Location	Date of Acquisition	Development Type	Number sold in 2005	B&R Ownership %
Clarksburg Ridge	Clarksburg, MD	2003	Residential Lots	remaining 10 lots of 159 unit subdivision	100.0%
Golfview	St. Petersburg, FL	2004	Residential Condominiums	remaining 137 units of a 139 unit property	50.0%
Cigar Factory	Philadelphia, PA	2003	Residential Condominiums	11 units of a 30 unit property (1)	66.7%
146th Street	Ocean City, MD	2004	Residential Condominiums	— (2)	51.0%

(1)
We sold our interest in this property in June 2005, subsequent to the sale of 11 units.

(2)
We sold this property prior to the commencement of any development

Major Tenants

There are no tenants or recurring customers whose revenues are 10% or more of our total operating revenues from continuing operations. The following is a table of our three largest tenants:

Tenant Name	Property Name Location	Lease Maturity Date	Base Rental Income for the 12 months ended December 31, 2005	Percent of commercial Rental Revenue for the twelve months ended December 31, 2005	Percent of Total Operating Revenue for the twelve months ended December 31, 2005
Hartford Fire Insurance Company	Ft Washington Executive Ctr. Ft Washington, PA	2007	$4,617,000	10.0%	3.8%
Platinum Technology, Inc.	W Germantown Pike Plymouth Meeting, PA	2009	$2,169,000	4.7	1.8
Board of County Supervisors of Prince William County	Sudley North Manassas, VA	2009	$1,343,000	2.9	1.1

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to a lawsuit filed by its partner in a joint venture that owns one of its commercial properties. The suit was filed in the Circuit Court of Montgomery County, Maryland in December 2005. A motion for preliminary injunction preventing any sale or further encumbrance of the property was denied by the Court in February 2006. The plaintiff seeks $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages. Our management believes the complaint is without merit and intends to vigorously defend the lawsuit.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

Executive Officers of Registrant (included pursuant to General Instruction G to Form 10-K and instruction 3 to Item 401(b) of Regulation S-K).

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2006

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	78	Chairman & Director	June 1970
Sidney M. Bresler	51	Chief Executive Officer, Director & Assistant Secretary	June 2002 August 2002 February 2003
Jean S. Cafardi	59	Corporate Secretary	November 2000
Darryl M. Edelstein	38	Chief Operating Officer & Treasurer	March 2005 May 2004
Robert O. Moore	57	Chief Financial Officer	August 2005

In accordance with Article V of our By-Laws, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

Mr. Sidney M. Bresler is the son of Mr. Charles S. Bresler.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Mr. Sidney M. Bresler, Mr. Darryl M. Edelstein, and Mr. Robert O Moore.

Prior to June 2002 and during his seventeen years of employment with the Company, Mr. Sidney M. Bresler has served in various capacities.

Mr. Darryl M. Edelstein joined us in August 2003, as our Chief Financial Officer. He became our Chief Operating Officer in March 2005. During the previous five years Mr. Edelstein worked at the Company and in various finance capacities for Crestline Capital Corporation. During the eight years prior to that he worked in various finance and accounting capacities at Host Marriott Corporation, Kraft Foods Inc. and Ernst & Young, LLP. Mr. Edelstein is a CPA.

Mr. Robert O. Moore joined us in August 2005 as our Chief Financial Officer. He served from 2002 until 2005 as Chief Financial Officer and Treasurer of The Deltona Corporation, a real estate development company. He served from 2000 to 2001 as Chief Financial Officer of SkyWay Partners, Inc, an operator/contractor for voice, video and data services for multi-tenant properties. From 1985 through 2000 he served as Chief Financial Officer for several public and private companies. Mr. Moore began his career as a CPA for Coopers & Lybrand where he worked for over 10 years.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown, as reported by the National Quotation Bureau, Inc.

	High	Low
2005
First Quarter	$30.00	$29.50
Second Quarter	33.50	28.75
Third Quarter	39.00	31.00
Fourth Quarter	36.00	32.40
2004
First Quarter	$25.77	$22.70
Second Quarter	28.25	25.52
Third Quarter	30.87	27.39
Fourth Quarter	30.00	28.88

The above quotations are adjusted for a 2-for-1 stock split which was effected in the form of a stock dividend on September 1, 2004. These quotations also represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 4, 2006, there were 77 record holders of Common Stock.

On May 10, 2005, our Board of Directors declared a cash dividend of $0.28 per common share, $0.14 per share of which was paid on June 15, 2005, and the remaining dividend payment of $0.14 was paid on December 15, 2005. On May 17, 2004, our Board of Directors declared a cash dividend of $0.25 per common share, $0.125 per share of which was paid on June 15, 2004. The remaining dividend payment was made on December 15, 2004 at an adjusted per share amount of $0.125. All per share amounts have been adjusted to take into account the 2-for-1 stock split. Prior to 2004, we had not declared any dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data (in thousands, except weighted average number of common shares outstanding and per share amounts). The historical financial data should be read in conjunction with the consolidated financial statements and accompanying notes and the discussion set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating revenues	$122,944	$77,646	$31,298	$52,833	$46,891
(Loss) income from continuing operations	$(3,069)	$3,276	$1,832	$5,300	$9,564
Net (loss) income	$(2,249)	$4,419	$9,581	$6,086	$10,216
(Loss) income from continuing operations per common share, basic and diluted	$(0.56)	$0.60	$0.33	$0.97	$1.75
(Loss) earnings per common share, basic and diluted	$(0.41)	$0.81	$1.75	$1.11	$1.87
Total assets	$763,998	$535,180	$348,249	$243,492	$203,778
Long-term obligations (3)	$485,526	$311,227	$183,142	$100,586	$72,496
Cash dividends per common share	$0.28	$0.25	(1)	(1)	(1)
Weighted average number of common shares outstanding (2)	5,477,212	5,477,212	5,477,212	5,477,502	5,477,812

(1)
No dividends were declared or paid.

(2)
Weighted average number of common shares outstanding has been restated to reflect the 2-for-1 stock split, effected in the form of a stock dividend in 2004.

(3)
Excludes long-term obligations related to assets held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential and commercial properties and selling both developed and undeveloped land.

Over the three year period ending December 31, 2005, we aggressively acquired real estate assets, more than trebling our total assets. In doing so we have applied a dual investment approach, investing in both operating commercial and residential properties that generate immediate returns that are relatively stable and predictable in addition to investments in development projects where returns are generally higher but are less immediate and predictable.

In order to maximize returns on our investments we have implemented a strategy that includes targeting properties with stable cash flows and upside potential; using third party property managers and leasing agents; partnering with regional and national developers; employing intensive asset management and oversight; utilizing successful bidding and due diligence techniques; and using prudent leverage. To implement our strategy we took advantage of our strong liquidity position, a low interest rate environment and our core strengths, including our extensive experience and knowledge of the real estate industry; our strong relationships with financial institutions, real estate investors, management companies and developers; our ability to perform due diligence, arrange financing and execute a transaction in an efficient and expedient manner; and our reputation and track record for executing such transactions.

During this three year period we acquired, through both wholly-owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate into our Consolidated Financial Statements, a total of 21 commercial office buildings containing 1,845,000 square feet of office space and two residential apartment properties containing 764 apartment units. The total purchase price of these acquisitions was $331,000,000. In connection with these acquisitions, we obtained or assumed fixed-rate mortgage debt totaling $203,000,000 at an average interest rate of 5.5% and obtained variable-rate mortgage debt of $34,000,000.

During this three year period we also acquired, through joint venture entities with unaffiliated third parties, 14 parcels of real estate for the purpose of developing residential for-sale condominium units, residential rental apartment units and residential lots.

In the first quarter of 2005, with the goal of raising additional capital for future growth, we decided to monetize several of our commercial properties in which we had significant equity positions, but for which debt refinancing was prohibitively expensive due to high loan prepayment costs, through the sale of these properties to a newly created Real Estate Investment Trust called Midlantic Office Trust Inc. (Midlantic). We participated as a sponsor for Midlantic's proposed initial public offering (IPO). Due to general market conditions, in the third quarter of 2005, Midlantic determined not to proceed with its IPO. Subsequent to this, we focused on additional sources of capital and in the remainder of 2005 completed a private placement of $40,000,000 of trust preferred securities, generating net proceeds of $38,748,000. In the first quarter of 2006, we amended our unsecured line of credit to increase the borrowing capacity to $50,000,000 from $32,200,000.

We continued to utilize our liquidity in the first quarter of 2006, through the acquisition of 11 commercial office and warehouse buildings containing 882,000 square feet of space with purchase prices totaling $85,759,000. In connection with these acquisitions we incurred or assumed mortgage debt totaling $68,725,000. These acquisitions included eight buildings located in Houston, Texas, representing an expansion of our geographic footprint beyond the East Coast.

We are focused on growing our portfolio of assets, and acquiring properties for long term investment. However, we consider and evaluate the sale of existing properties and our investments in development projects when we believe we can re-deploy the sales proceeds and achieve superior returns through investments in a new property or development opportunity rather than continuing to own and operate the existing property.

During the three year period ended December 31, 2005, we sold five commercial office buildings containing 183,000 square feet of space, a residential apartment complex containing 116 apartment units, five commercial properties leased to convenience store operators; and our interests in three development projects. We also entered into agreements to sell three additional commercial buildings containing 205,000 square feet, and our interests in two development projects, which either closed or are expected to close in 2006. Where possible, we structure the sales of our properties as part of a tax free exchange under §1031 of the US Internal Revenue Code, which provides for the deferral of the gain on the sale.

We intend to continue to utilize our liquidity position and access to borrowings under our line of credit to both acquire operating properties and to invest in development real estate. We may continue to expand into other geographic regions should properties in these regions meet our criteria as attractive investment opportunities. Challenges we will face over the course of the year include an interest rate environment that may not be as accommodating as it has been in recent years and a general softening in the housing and condominium market.

It is widely anticipated that the Federal Reserve will continue to raise short term interest rates in 2006 and while the yield curve has remained flat or at times been inverted, there is no assurance that the yield curve will not change over the course of the year. A higher interest rate environment would raise our cost of capital, thereby putting pressure on the returns on our invested equity. Higher interest rates would also adversely affect sales at our development projects, since higher potential mortgage payments could lower the amount buyers would be prepared to pay for houses and condominium units. Conversely, we may benefit from a higher interest rate environment through higher occupancy rates at our residential apartment properties since fewer tenants will likely vacate their apartments in order to purchase their own homes.

A softening in the housing market could adversely affect sales of our condominium units. Sales at our land development projects will be less affected by the general softening in the housing market since we have entered into purchase and sale agreements for all our current land development projects with national homebuilders who have provided significant non-refundable deposits.

The discussion that follows is based primarily on our consolidated balance sheets as of December 31, 2005 and 2004, and the results of operations for the years ended December 31, 2005, 2004 and 2003 and should be read with our Consolidated Financial Statements. The ability to compare one period to another may be significantly affected by operating properties in the process of being repositioned, acquisitions and dispositions of commercial and residential properties, development projects and the acquisition and subsequent partial sale of undeveloped commercial and residential lots. Historical results set forth in our consolidated financial statements are not necessarily indicative of our future financial position and results of our operations.

Application of Critical Accounting Policies.    Our accounting policies comply with accounting principles generally accepted in the United States. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. We have listed below those policies that we believe are critical and require the use of significant judgment in their application.

Rental Property and Equipment.    Rental property and equipment is stated at cost. We use judgment in order to allocate the purchase price of all acquired assets and assign useful lives to those assets that have finite lives. Depreciation expense is computed using the straight-line method applied over the deemed useful life of depreciable assets, generally 39 years for buildings and three to ten years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Repairs, maintenance and minor improvements are expensed as incurred. The allocation of the purchase price to assets or assignment of useful lives will affect the amount of depreciation expense recorded.

Upon acquisitions of real estate, we assess the fair value of the acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below -market leases and acquired in-place leases and tenant relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its fair value.

The use of different assumptions would result in different values at acquisition, initial allocations of purchase price and future impairment charges. The impact of our estimates in connection with acquisitions and future impairment analysis could be material to our consolidated financial statements.

In accordance with SFAS No. 143, and FASB Interpretation No. 47, we recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The asset cost is increased by the value of the cost of the future conditional costs and depreciated over the useful life of the respective asset. The amount recorded on our books related to the recognition of this liability could vary significantly depending on the assumptions used.

In accordance with SFAS No. 141, we record on our balance sheet the fair value of debt assumed in connection with our acquisitions. In order to calculate the fair value of assumed debt, we discount the cash flows relating to the debt by an interest rate that is an estimate of the market rate of interest for a loan of that type, taking into account such factors as the cash flow generated by the property, any guarantees of indebtedness, and the amount of debt relative to the property's fair market value. The estimate of fair value of the assumed debt will affect our interest expense and the carrying amount of the assumed debt on our balance sheet.

Cost of Real Estate Sales.    Homebuilding and land development costs are charged to the cost of the homes and land parcels sold under either the specific identification or relative sales value basis methods, based on what is deemed more appropriate for the project. The relative sales value basis method requires us to estimate the total project revenue. An inaccurate projection of total revenue would affect the cost of sales recorded related to the sale of homes and developed land.

Investments in Joint Ventures.    For all investments not wholly-owned, we determine if the entity is a variable interest entity (VIE). Such a determination includes, among other requirements that we evaluate whether the equity investment at risk is sufficient to allow the entity to finance its activities without additional subordinated support from others. If the equity at risk is not sufficient then the entity is considered a VIE and is subject to consolidation based on the guidelines of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). If the equity at risk is sufficient, and various other conditions are met, then the entity is not considered to be a VIE.

If an investee of ours is a VIE under FIN 46R, we determine whether we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE. If we are the primary beneficiary, then we consolidate our investment in the joint venture. If we are not the primary beneficiary, then we do not consolidate our investment.

Our evaluation of the sufficiency of equity at risk and our determination of the primary beneficiary is based on subjective assessments that involve our estimating a number of possible future outcomes of cash flows for the entity as well as the probability of each outcome occurring. This process includes our estimating future operating income and losses, taking into account industry trends, the impact of macro economic forces, as well as the effects of demand, competition and other factors. The evaluation of the sufficiency of equity of an entity and the determination of the primary beneficiary will affect the presentation of that entity in our consolidated balance sheet and results of operations.

Deferred Charges and Other Assets.    Fees incurred in connection with obtaining financing are deferred and amortized as a part of interest expense over the term of the related debt instrument on a straight-line basis, which approximates the effective interest method. Tenant allowances incurred at the origination of a lease are deferred and amortized on a straight-line basis over the term of the related lease. Lease commissions incurred to originate a lease are deferred and amortized on a straight-line basis over the term of the related lease.

Included in Other Assets is the value of acquired in-place leases for purchased properties. In accordance with SFAS No. 141 and SFAS No. 142 we allocate a portion of the real estate acquisition purchase price to acquired in-place leases based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to the acquired leases, we develop assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as part of this exercise include (1) determining the market rental rates of the acquired leases (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenant's leases. The amount allocated to in-place leases and the associated amortization of those leases could vary significantly depending on the assumptions used.

Other Liabilities.    The application of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires us to recognize, upon the issuance of a guarantee, a liability for the fair value of the obligation we assume. The calculation of the fair value of this obligation involves significant judgment. The liability recorded for such obligation on our balance sheet could vary significantly depending on the assumptions used.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	December 31,
			Increase (decrease)
	2005	2004
Assets:
Rental property and equipment, at cost	$409,563	$302,083	$107,480
Property and land development	154,139	103,537	50,602
Cash, cash equivalents, and investments	73,848	49,943	23,905
Investments in and advances to joint ventures	30,053	9,842	20,211
Deferred charges and other assets, net	45,770	29,361	16,409
Total assets	763,998	535,180	228,818
Liabilities and Shareholders' Equity:
Mortgage and construction loans and other debt	$485,526	$311,227	$174,299
Total liabilities	586,940	371,067	215,873
Minority interest	49,696	32,968	16,728
Shareholders' equity	127,362	131,145	(3,783)

Material changes in assets include:

  •
  Rental property and equipment, at cost, increased primarily as a result of the acquisitions of the Wynwood, 919 Market Street, Cross Keys, 102 Pickering Way and 1105 Market Street commercial office properties in the year 2005. The increase was partially offset by the sale of four of the Historic Baltimore portfolio buildings in the year 2005.

  •
  Property and land development increased primarily as a result of the acquisitions of Red Mill Pond and Crisfield and development work performed on the Laguna Vista and Seaside projects. This increase was partially offset by sales of condominium units at Golfview, Cigar Factory and Laguna Vista and sales of residential lots at Clarksburg Ridge, Seaside and Crisfield.

  •
  Cash, cash equivalents and investments increased in total primarily due to the $38,748,000 of net proceeds from the sale of Trust Preferred securities (see Note 8 of the Notes to the Consolidated Financial Statements), the proceeds from the refinancing of certain debt instruments, and cash flow from our operations. This increase was offset, in part, by cash used for the acquisition of operating properties and for investments in development projects.

  •
  Investments in and advances to joint ventures increased primarily due to our investments in Symphony House and Venice Lofts.

  •
  Deferred charges and other assets, net, increased primarily due to the in-place lease assets and deferred financing costs associated with commercial properties acquired, partially offset by the amortization of these assets.

Material changes in liabilities and shareholders' equity include:

  •
  Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the commercial office properties acquired; the draws on construction and development loans related to Red Mill Pond, Laguna Vista, Seaside and Crisfield; the issuance of Trust Preferred securities draws on our line of credit to facilitate the acquisition of Wynwood, Cross Keys and 102 Pickering Way; and the refinancing of the debt on The Fountains. This increase was partially offset by loan repayments from sale proceeds at Golfview, Laguna Vista, Seaside and Crisfield.

  •
  Minority interest reflecting our minority partners' interest in applicable properties, increased primarily as a result of $10,000,000 of contributions from minority partners related to Philadelphia Condo Investors along with earnings generated primarily from our development projects.

Financial Overview

Results of Operations—Comparison of the results of operations for the year ended December 31, 2005 compared to 2004.

The following table reflects key line items from our statements of operations for the twelve months ended December 31, 2005 and 2004 (in thousands, except percentages):

	Years Ended December 31,
			$ Change 2004 to 2005	% Change 2004 to 2005
	2005	2004
			Increase (decrease)
Operating revenues from:
Homebuilding and residential lots	$55,364	$24,605	$30,759	125.0%
Commercial rental properties	46,163	32,540	13,623	41.9
Residential rental properties	11,365	10,343	1,022	9.9
Hospitality properties	9,713	8,099	1,614	19.9
Total operating revenues	122,944	77,646	45,298	58.3
Cost of homebuilding and residential lots	43,679	21,071	22,608	107.3
Commercial operating expenses	18,984	12,746	6,238	48.9
Residential operating expenses	5,028	5,017	11	0.2
Hospitality operating expenses	8,869	6,172	2,697	43.7
Commercial depreciation and amortization expense	12,760	8,985	3,775	42.0
General and administrative expense	7,723	3,973	3,750	94.4
Withdrawn public offering costs	3,312	—	3,312	100.0
Interest income	1,130	1,885	(755)	(40.1)
Interest expense	20,462	13,890	6,572	47.3
Debt extinguishment costs	3,171	—	3,171	100.0
Gain on sale of investments in joint ventures	1,551	624	927	148.6
Income from investments in joint ventures	793	1,360	(567)	(41.7)
Minority interest	5,542	2,067	3,475	168.1
Net (loss) income	(2,249)	4,419	(6,668)	(150.9)

General Overview.    Total operating revenues for 2005 increased by $45,298,000 over 2004. This was primarily due to revenue generated from sales of condominium apartment units at Cigar Factory, Laguna Vista and Golfview, revenue generated from sales of developed lots at Seaside and Crisfield, and a full year's revenue from the operation of commercial properties acquired during the fourth quarter of 2004 and during the year 2005.

Net income for 2005 decreased by $6,668,000 from 2004. This decrease is primarily due to the one-time recognition of $3,312,000 of expenses associated with the withdrawal of the Midlantic IPO, expenses of $3,171,000 related to the early extinguishment of debt, and $1,330,000 of retirement expenses incurred related to the retirement of one of the founders of the Company.

Homebuilding and Residential Lots.    Homebuilding and residential lots revenue in 2005 increased by $30,759,000 from 2004. The increase can be primarily attributed to the sale in 2005 of 10 developed lots at Clarksburg Ridge, 11 condominium units at Cigar Factory, 137 condominium units at Golfview, 19 condominium units at Laguna Vista, 18 lots at Seaside and 16 lots at Crisfield. In 2004, we sold 120 developed lots at Clarksburg Ridge, 13 condominium units at Cigar factory and two condominium units at Golfview.

The increase in the cost of homebuilding and residential lots in 2005 by $22,608,000 compared to 2004 is a result of increased development sales described in the proceeding paragraph.

Commercial Rental Properties.    The $13,623,000 revenue increase in 2005 compared to 2004 was primarily due to the operation of commercial office properties acquired during the fourth quarter of 2004 and during 2005. Revenues from properties that we owned for a full twelve months in 2005 and 2004 decreased by $600,000 from 2004 due to lower average occupancy in 2005 at Washington Business Park and Versar Center.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 increased by $6,238,000 compared to 2004 due to the addition of operating expenses of properties acquired in the fourth quarter of 2004 and in 2005. Operating expenses from properties that we owned for a full twelve months in 2005 and 2004 were comparable.

Depreciation and amortization expense in 2005 increased by $3,775,000 compared to 2004 due to the net increase in acquisitions.

Residential Rental Properties.    The $1,022,000 increase in revenue in 2005 compared to 2004 was primarily due to higher occupancy and increased rental rates at all three of our properties.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with 2004.

Hospitality Properties.    Revenue for 2005 increased by $1,614,000 compared to 2004, primarily due to the inclusion of $1,056,000 of food and beverage revenue generated by The Club at the Colonnade, a restaurant on the premises of the Inn at the Colonnade. Prior to November 2004, the restaurant space was leased to an unrelated third party operator. The revenue increase is also attributed to an increase in revenue per available room (RevPAR) in 2005 at both properties.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, increased by $2,697,000 compared to 2004. The increase can be primarily attributed to inclusion of $1,879,000 of food and beverage expenses associated with The Club at the Colonnade; increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff; and management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.    General and administrative expense increased by $3,750,000 in 2005 over 2004, primarily due to retirement benefit expenses totaling $1,330,000 for Burton J Reiner, one of our co-founders. Of the retirement expenses $1,000,000 was paid in 2005 and $330,000 was accrued related to post retirement benefits. We have also hired additional personnel and incurred other additional administrative costs due to the increased operations and moving to new premises.

Withdrawn Public Offering Costs.    The $3,312,000 of expense relates to costs incurred by us associated with the proposed Midlantic initial public offering, which were recorded by us upon Midlantic's decision to withdraw the offering.

Interest Income.    The decrease in interest income of $755,000 for 2005 from 2004 was primarily due to the repayment of several notes receivable from unrelated parties during the fourth quarter of 2004.

Interest Expense.    The increase in interest expense of $6,572,000 in 2005 compared to 2004 was primarily due to interest on debt obtained or assumed in connection with properties acquired during the fourth quarter of 2004 and during 2005. For the years ended December 31, 2005 and 2004, we capitalized interest of $1,979,000 and $1,738,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.    The $3,171,000 of expense are costs incurred related to the defeasance of debt secured by The Fountains and by 919 Market Street both of which we refinanced.

Gain on Sale of Investments in Joint Ventures.    The increase of $927,000 in the gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of Foxchase Village, an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.    Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $567,000 in 2005. This is attributed primarily to operating losses at Arbor Crest and decreased income from 1925 K Street. These were offset, in part, by operating income from Devon Square.

Minority Interest.    Minority interest expense, reflecting our minority partner's share of profits in joint ventures that we consolidate into our consolidated financial statements, increased by $3,475,000 in 2005 compared to 2004 primarily due to sales of condominiums and lots at Cigar Factory, Golfview, Seaside and Crisfield.

Results of Operations—Comparison of the results of operations for the year ended December 31, 2004 compared to 2003.

The following table reflects key line items from our statements of operations for the years ended December 31, 2004 and 2003 (in thousands, except percentages):

	Years Ended December 31,
			Change 2003 to 2004	% Change 2003 to 2004
	2004	2003
			Increase/(decrease)
Operating Revenues from:
Commercial rental properties	$32,540	$15,864	$16,676	105.1%
Residential rental properties	10,343	4,592	5,751	125.2
Hospitality properties	8,099	7,896	203	2.6
Homebuilding and residential lots	24,605	1,633	22,972	1,406.7
Other revenues	2,059	1,313	746	56.8
Total operating revenues	77,646	31,298	46,348	148.1
Commercial operating expenses	12,746	6,484	6,262	96.6
Residential operating expenses	5,017	2,389	2,628	110.0
Hospitality operating expenses	6,172	5,236	936	17.9
Commercial depreciation and amortization expense	8,985	4,272	4,713	110.3
Residential depreciation and amortization expense	2,680	1,025	1,655	161.5
Cost of homebuilding and residential lots	21,071	1,650	19,421	1,177.0
General and administrative expense	3,973	3,762	211	5.6
Interest expense	13,890	8,025	5,865	73.1
Gain on sale of investments in joint ventures	624	—	624	100.0
Income from investments in joint ventures	1,360	1,725	(365)	(21.2)
Minority interest	2,067	49	2,018	4,118.4
Income from discontinued operations, net of tax	1,143	7,749	(6,606)	(85.2)
Net income	4,419	9,581	(5,162)	(53.9)

General Overview.    Total operating revenues for 2004 increased by $46,348,000 compared to 2003. The increase was primarily due to revenue generated from sales of residential lots at Clarksburg Ridge, sales of condominium units at Cigar Factory, and operating revenue generated from the acquisition of rental properties during the second half of 2003 and during 2004.

Net income for 2004 decreased by $5,162,000 from 2003. The decrease was primarily due to $7,129,000 gain, net of taxes, recognized in 2003. This gain was from the sale of a commercial building and from the sale of 95% of our interest in a residential apartment complex.

Commercial Rental Properties.    The $16,676,000 revenue increase in 2004 compared to 2003 was primarily due to a $16,010,000 increase related to the operations of properties acquired during the second half of 2003 and during 2004. In addition, the average occupancy during the year at Washington Business Park increased in 2004 compared to 2003.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2004 increased compared to 2003 by $6,262,000 due to operating expenses for properties acquired during 2004 and during the second half of 2003.

Depreciation and amortization expense in 2004 increased by $4,713,000 compared to 2003 due to the depreciation expense for the properties acquired during 2004 and the second half of 2003.

Residential Rental Properties.    The $5,751,000 increase in residential rental revenue for 2004 compared to 2003 was primarily due to a full year of revenues from Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The increase in residential operating expenses of $2,628,000 in 2004 compared to 2003 was primarily due to a full year of operating expenses from Victoria Place and The Fountains.

Depreciation and amortization expense in 2004 increased compared to 2003 by $1,655,000 which was primarily due to a full year of expense from Victoria Place and The Fountains.

Hospitality Properties.    Revenue increased by $203,000 in 2004 compared to 2003 which was primarily due to an increase in revenues at the Inn at the Colonnade, partially offset by lower revenues at the Holiday Inn.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $936,000 in 2004 compared to 2003. The increase can be primarily attributed to increased salary and benefits at the Inn at the Colonnade due to the hiring of additional staff in 2004 and severance payments made and management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

Homebuilding and Residential Lots.    Homebuilding and residential lots revenue in 2004 increased by $22,972,000 compared to the prior year. The increase can be attributed to the sale in 2004 of 120 developed lots at Clarksburg Ridge, 13 condominium units at Cigar Factory and two condominium units at Golfview, compared to the sale in 2003 of 11 developed lots at Clarksburg Ridge and one remaining home in a residential subdivision we developed in 2002.

The cost of homebuilding and residential lots in 2004 increased by $19,421,000 compared to the prior year. The increase can be attributed to the cost of sales allocated to the developed lots and condominium units sold at Clarksburg Ridge, Cigar Factory and Golfview.

Other Revenues.    Other revenues in 2004 increased by $746,000 compared to 2003, primarily due to the payment in full by Third Street S.W. Investors (Third Street), a joint venture in which we have a 1% ownership interest, of a note receivable for which $1,584,000 had been previously written-off as uncollectible. This increase was partially offset by decreased management fee income earned on the residential properties we managed.

General and Administrative Expense.    General and administrative expense increased by $211,000 compared to 2003 primarily due to higher salary and benefits expense due to the hiring of additional personnel as well as an increase in consulting expense in 2004, partially offset by a reduction in the pension liability accrual.

Interest Expense.    The increase in interest expense of $5,865,000 over the prior year is primarily due to interest on debt obtained or assumed in 2004 and 2003 in connection with the acquisitions of Fort Washington, Victoria Place, The Fountains, the Baltimore portfolio, West Germantown Pike, One Northbrook and 900 Northbrook. For the years ended December 31, 2004 and December 31, 2003, we capitalized interest of $1,738,000 and $1,023,000, respectively related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.    Gain on sale of investments in joint ventures increased by $624,000 due to a $731,000 gain recorded in 2004, related to the sale of our 25% interest in Congressional Village Associates, LLC (Congressional South), a joint venture that owned a shopping center. This gain was partially offset by a $107,000 loss recorded in 2004, related to the sale of all the assets owned by Builders Leasing Company, a joint venture in which we had a 20% ownership interest.

Income from Investments in Joint Ventures.    Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $365,000 in 2004 primarily due to the sale in 2003 of five parcels consisting of 15 acres of undeveloped land at Washington Business Park compared to no land sales by unconsolidated joint ventures in 2004, partially offset by increased income at 1925K Street and Redwood Commercial in 2004.

Income from Discontinued Operations, Net of Tax.    Discontinued operations, net of tax, decreased by $6,606,000, primarily due to a $7,129,000 gain, net of taxes, recorded in 2003 relating to the sale of Maplewood Manor, a commercial building leased to a nursing home operator and the sale of 95% of our interest in Town Square Commons, LLC (The Commons), which owned a residential apartment complex. In 2004 gains on sale, net of taxes, totaling $1,462,000 were recorded relating to the recognition of a deferred gain on the sale of a residential apartment building and a gain on the sale of five commercial properties leased to convenience store operators.

Funds From Operations

We consider Funds From Operations (FFO) to be a meaningful measure of our performance and we evaluate management based on FFO. We provide FFO as a supplemental measure for reviewing our operating performance, although FFO should be reviewed in conjunction with net income which remains the primary measure of performance. FFO is a recognized metric used extensively within the real estate industry by operators of rental properties. Accounting for real estate assets using historical cost accounting under GAAP is based on the presumption of the value of real estate assets diminishing predictably over time. Since real estate values instead have risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results that exclude historical cost depreciation to be useful in evaluating the operating performance of real estate companies. As a result, the National Association of Real Estate Investment Trusts (NAREIT) created the concept of FFO as a standard supplemental measure of operating performance that adjusts GAAP net income to exclude historical cost depreciation.

While we are not a real estate investment trust (REIT), our real estate operations include large amounts of depreciable and amortizable real estate assets and we compete against REITS; therefore, we believe FFO to be a relevant measurement of our performance.

FFO as defined by the NAREIT is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Our FFO measure differs from NAREIT'S definition in that we also exclude income tax expense related to property sales. The exclusion of income tax expense on property sales is consistent with the objective of presenting comparative period operating performance. FFO should not be considered an alternative to net income as an indicator of our operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the FFO measure presented by us is not calculated in the same manner as FFO measures of other real estate companies and therefore may not necessarily be comparable. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

Our FFO was $12,012,000 for the year ended December 31, 2005, compared to $15,953,000 for the year ended December 31, 2004, a decrease of $3,941,000 or 24.7%. This decrease is primarily due to the recognition in 2005 of (i) $3,312,000 of expenses associated with the withdrawal of the Midlantic IPO; (ii) $3,171,000 of costs incurred related to the early extinguishments of debt; and (iii) $1,330,000 of retirement costs incurred related to the retirement of one of our founders. The after-tax impact of these expenses totaled $4,782,000. This decrease was partially offset by FFO generated from properties we acquired in 2005 and 2004 and increased development sales of condominium units and lots in 2005.

The following table reflects the calculation of FFO (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net (loss) income	$(2,249)	$4,419	$9,581
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	16,125	12,659	7,301
Add: Income tax expense from property sales, net of minority interest	1,243	749	4,753
Less: Gain on sale of properties, net of minority interest	(3,107)	(1,874)	(11,882)

Funds from operations	$12,012	$15,953	$9,753

Liquidity and Capital Resources

General.    At December 31, 2005 our consolidated current cash and cash equivalents and investments that are principally short-term municipal obligations were $71,330,000. Of this amount, approximately $14,000,000 is either maintained for working capital purposes or represents our joint venture partner's share of cash at our consolidated joint ventures. The remaining amount is available for funding future acquisitions, investments in development projects and capital expenditures, or to fund a short term need, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000. In addition, under our line of credit which we amended and restated in March 2006, we have as of the time of this filing available borrowing capacity totaling $34,602,000. While the availability of these funds is restricted by certain covenants and sub-limits it should still aid us in quickly responding to real estate acquisition opportunities.

Short-Term Liquidity.    Our most material short-term liquidity requirements over the next twelve months relate to interest and scheduled principal payments on our outstanding debt that total approximately $30,000,000 in 2006, based on existing debt and variable interest rates as of December 31, 2005; and to capital improvements at our existing properties budgeted to total approximately $12,000,000 in 2006. Other short-term liquidity requirements include recurring repair and maintenance necessary to adequately maintain our properties; tenant improvement allowance payments, lease commissions; and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, and to the extent necessary, from our available cash on hand at December 31, 2005.

A number of factors could affect our cash provided from operations, including a change in occupancy levels and leasing rates, caused by tenants' perception about the attractiveness of the property relative to competing properties; the physical deterioration of the property; competitive pressure caused by newly developed properties within the same geographic market; and rent concessions offered by competitors. Furthermore, an economic downturn in the markets in which we operate could affect the ability of tenants to meet their rental obligations, the likelihood that tenants will renew their leases and our ability to lease the space on economically favorable terms.

Future Capital Requirements.    Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 11.8 years, beginning in 2007 (see annual contractual principal payments schedule in Note 8 of Notes to Consolidated Financial Statements). We anticipate meeting these liquidity requirements through available cash on hand, debt refinancings, draws on our line of credit and asset dispositions.

In the first quarter of 2006 we acquired 11 commercial office and warehouse buildings with an aggregate purchase price of $85,759,000. In connection with these acquisitions, we placed or assumed mortgage debt totaling $68,725,000 and funded the remaining amount with cash. During this time period we also sold three commercial office buildings and our interest in a development project, generating net proceeds to us of $7,400,000.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $110,000,000 and minimum annual funds from operations of $11,000,000 in 2005 and of $15,000,000 thereafter.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any assets pledged as collateral for the lender.

Operating Activities.    For the year ended December 31, 2005, net cash used in operating activities was $7,982,000. Net cash used for operating activities includes uses of $32,417,000 associated with operating homebuilding and land development.

Investing Activities.    For the year ended December 31, 2005, net cash used in investing activities totaled $153,772,000 primarily due to the acquisition of five commercial office properties, development activity at five investment development projects, investments in joint ventures and an increase in investments in municipal obligations.

Financing Activities.    For the year ended December 31, 2005, net cash provided by financing activities totaled $162,660,000. This primarily resulted from the placement or assumption of mortgage debt related to the acquisition of five commercial office properties, draws on construction debt related to Crisfield and Red Mill Pond and the refinancing of the mortgage on The Fountains at Waterford Lakes. Reductions in cash as a result of loan principal payments and an increase in deposits held in escrow were partially offset by amounts contributed by our equity partners into joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties' operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.    To assist in obtaining beneficial terms for certain debt instruments for properties in which we have an unconsolidated investment, we sometimes provide loan guaranties, or master lease agreements for the lenders.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales revenue and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. At December 31, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $14,813,000.

We have guarantied repayment of an $8,500,000 mezzanine construction loan obtained by Venice Lofts. The loan matures in 2007. The amount outstanding under the loan totaled $1,226,000 at December 31, 2005.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square, our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At December 31, 2005, the balance outstanding under the loan totaled $13,064,000.

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925K Associates, LLC. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower. Funding of the guaranty would increase our equity participation in the venture.

At December 31, 2005 we were a guarantor of both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. In 2004 the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000 in exchange for receiving the benefit of certain tax credits. A portion of these equity contributions will be used to repay the bridge construction loan. At December 31, 2005, the amount outstanding under the acquisition and construction loan totaled $28,651,000 and the amount outstanding under the bridge construction loan totaled $6,545,000. In the first quarter of 2006 we sold our interest in 640 North Broad and were released from our guaranty of the acquisition and construction loan, while the guaranty under the bridge construction loan remains in place. In connection with the sale of our interest, we guarantied a $6,000,000 loan obtained by the purchaser of our interest (See Note 18 of the Notes to the Consolidated Financial Statements). We have received an indemnification against our funding under all the guaranties from an equity partner in the venture.

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

We do not currently use derivatives to manage interest rate risk. At December 31, 2005, $125,989,000 of our debt was variable-rate. In addition, a joint venture in which we have an 85% non-controlling interest had $20,000,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at December 31, 2005, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $1,430,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At December 31, 2005, $402,671,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at December 31, 2005, the estimated fair value of our fixed-rate debt was $396,873,000.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

		Payments Due by Period
	Total	Less than 1-Year	1-3 Years	3-5 Years	More than 5-Years
Long-term debt obligations (1)	$528,660	$21,170	$148,065	$44,141	$315,284
Fixed interest payments	206,592	25,318	52,285	41,081	87,908
Variable interest payments (2)	10,708	7,335	3,373	—	—
Operating lease obligations	8,722	381	784	816	6,741
Outstanding letters of credit	2,189	2,189	—	—	—
Other	551	33	73	86	359

Total	$757,422	$56,426	$204,580	$86,124	$410,292

(1)
Included on balance sheet. Excludes debt on assets held for sale.

(2)
Based on variable interest rates in effect on December 31, 2005.

During 2005, we assumed debt with a total principal balance of $43,616,000. This assumed debt had a fair value in excess of carrying amount of $145,000 as of December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2004, upon recommendation of the Audit Committee and approval of the Board of Directors, we dismissed Ernst & Young LLP (Ernst & Young) as our independent auditors. Effective as of that date, we appointed Deloitte & Touche LLP (Deloitte & Touche) to serve as our independent auditors for the year ended December 31, 2004.

Ernst & Young's report on our consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2003 and through the dismissal date, there were: (i) no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their report; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the year ended December 31, 2003 and through the appointment date, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives, except as noted below.

During the course of the year ended December 31, 2005 our Chief Executive Officer and Chief Financial Officer concluded that there were insufficient resources at the company to adequately review the accounting for cost of sales at our development projects and the accounting for straight-line rental income and depreciation and amortization expense at our operating properties. In response, the Chief Executive Officer and Chief Financial Officer caused the company to hire additional personnel, principally in the areas of accounting and internal audit, thereby substantially increasing the total number of employees of the company. The hiring of additional personnel and the implementation of a new fixed-asset accounting system, enabled us to assume primary responsibility for accounting for development costs, straight-line rental income and depreciation and amortization expense and to increase our level of supervision of transactions and of operations at our properties.

The Chief Executive Officer and Chief Financial Officer will continue to evaluate and, if necessary, modify our staffing, systems and accounting processes in order for our disclosure controls and procedures to be effective.

ITEM 9B. OTHER INFORMATION

No information is required to be disclosed under this Item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005
Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

B. Exhibits

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (Incorporated by reference to Exhibit 3A of Registrant's Quarterly Report on Form 10-Q for the second quarter of 1991, filed August 14, 1991.)
3.2
Certificate of Amendment to Certificate of Incorporation filed September 1, 2004 (incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10-Q for the third quarter of 2004, filed November 15, 2004.)
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
10.1
Agreement of Sale and Purchase dated May 14. 2001 between ASP Washington, L.L.C. and ASP Washington Development, L.L.C., and Cohen Companies, LLC. (Incorporated by reference to Exhibit 10.1 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.)
10.2
Membership Interest Purchase Agreement dated May 6, 2003 by and among KGH Corporation, Victoria Place Apartments, Ltd. and Osprey Capital, Inc., P.A.C. Land Development Corporation and Bresler & Reiner, Inc. (Incorporated by reference to Exhibit 10.2 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.)
10.3
Purchase and Sale Agreement dated June 6, 2003 between Fountain Ponds, LLC and Bresler & Reiner, Inc. (Incorporated by reference to Exhibit 10.3 of Registrant's Report on Form 10-K for 2003, filed March 30, 2004.)
10.4	Bresler & Reiner 2006 Stock Appreciation Rights Incentive Plan. (Filed herewith.)
10.5
Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated November 23, 2005, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Filed herewith).
10.6	Junior Subordinated Indenture dated November 29, 2005 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Filed herewith.)
10.7	Common Securities Subscription Agreement dated November 29, 2005 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Filed herewith.)
10.8	Purchase Agreement dated November 23, 2005 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust I, and Merrill Lynch International. (Filed herewith.)
16.1
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

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to: Mr. Robert O. Moore, CFO, 11200 Rockville Pike, Suite 502, Rockville, MD 20852. Mr. Moore will advise shareholders of the fee for any exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer
By:	/s/ ROBERT O. MOORE Robert O. Moore Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2006.

/s/ SIDNEY M. BRESLER Sidney M. Bresler	Chief Executive Officer, Director
/s/ ROBERT O. MOORE Robert O. Moore	Chief Financial Officer (Principal Financial & Accounting Officer)
Benjamin C. Auger	Director
/s/ CHARLES S. BRESLER Charles S. Bresler	Director
/s/ GARY F. BULMASH Gary F. Bulmash	Director
/s/ RALPH S. CHILDS, JR. Ralph S. Childs, Jr.	Director
/s/ MICHAEL W. MALAFRONTE Michael W. Malafronte	Director
/s/ BURTON J. REINER Burton J. Reiner	Director
/s/ RANDALL L. REINER Randall L. Reiner	Director
/s/ JOHN P. CASEY John P. Casey	Director

BRESLER & REINER, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. Our audit also included the 2005 and 2004 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bresler & Reiner Inc., at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2005 and 2004 information included in the financial statement schedule, when considered in relation to the basic 2005 and 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2003 of Bresler & Reiner, Inc. (a Delaware corporation, the Company). Our audit also included the 2003 information included in the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2003 of Bresler & Reiner, Inc., in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2003 information included in the financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

McLean, Virginia
March 26, 2004

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Real Estate:
Rental property and equipment	$409,563,000	$302,083,000
Property and land development	154,139,000	103,537,000
Land held for investment	2,989,000	2,847,000

Real estate, at cost	566,691,000	408,467,000
Less: accumulated depreciation	(42,394,000)	(32,762,000)

Total real estate, net	524,297,000	375,705,000
Assets held for sale	66,494,000	45,511,000
Receivables:
Income taxes receivable	2,429,000	1,535,000
Mortgage and notes receivable, other	834,000	5,680,000
Other receivables	6,239,000	7,063,000
Cash and cash equivalents	10,820,000	9,914,000
Restricted cash and deposits held in escrow	14,034,000	10,540,000
Investments, principally available-for-sale securities	63,028,000	40,029,000
Investment in and advances to joint ventures	30,053,000	9,842,000
Deferred charges and other assets, net	45,770,000	29,361,000

Total assets	$763,998,000	$535,180,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$485,526,000	$311,227,000
Liabilities of assets held for sale	43,402,000	23,655,000
Accounts payable, trade and accrued expenses	18,662,000	15,045,000
Deferred income taxes payable	11,453,000	8,911,000
Other liabilities	27,897,000	12,229,000

Total liabilities	586,940,000	371,067,000
Minority interest	49,696,000	32,968,000
Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of December 31, 2005; and 7,000,000 shares authorized; 5,679,306 shares issued, and 5,477,212 shares outstanding as of December 31, 2004	55,000	57,000
Additional paid-in capital	5,721,000	7,536,000
Retained earnings	121,586,000	125,369,000
Treasury stock (202,094 shares as of December 31, 2004)	—	(1,817,000)

Total shareholders' equity	127,362,000	131,145,000

Total liabilities and shareholders' equity	$763,998,000	$535,180,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING REVENUES
Homebuilding, residential lots and other development	$55,364,000	$24,605,000	$1,633,000
Rentals—commercial	46,163,000	32,540,000	15,864,000
Rentals—residential	11,365,000	10,343,000	4,592,000
Hospitality	9,713,000	8,099,000	7,896,000
Other	339,000	2,059,000	1,313,000

Total operating revenues	122,944,000	77,646,000	31,298,000

COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	43,679,000	21,071,000	1,650,000
Rental expense—commercial
Operating expenses	18,984,000	12,746,000	6,484,000
Depreciation and amortization expense	12,760,000	8,985,000	4,272,000
Rental expense—residential
Operating expenses	5,028,000	5,017,000	2,389,000
Depreciation and amortization expense	2,741,000	2,680,000	1,025,000
Hospitality expense
Operating expenses	8,869,000	6,172,000	5,236,000
Depreciation and amortization expense	563,000	685,000	863,000
General and administrative expense	7,723,000	3,973,000	3,762,000
Withdrawn public offering costs	3,312,000	—	—
Other expenses	121,000	—	14,000

Total operating expenses	103,780,000	61,329,000	25,695,000

Total operating income	19,164,000	16,317,000	5,603,000
OTHER INCOME (EXPENSES)
Interest income	1,130,000	1,885,000	2,041,000
Interest expense	(20,462,000)	(13,890,000)	(8,025,000)
Debt extinguishment costs	(3,171,000)	—	—
Gain on sale of investments in joint ventures	1,551,000	624,000	—

(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(1,788,000)	4,936,000	(381,000)
Income from investments in joint ventures	793,000	1,360,000	1,725,000
Minority interest	(5,542,000)	(2,067,000)	(49,000)

(Loss) income before income taxes and discontinued operations	(6,537,000)	4,229,000	1,295,000
Benefit (provision) for income taxes	3,468,000	(953,000)	537,000

(Loss) income from continuing operations	(3,069,000)	3,276,000	1,832,000
Income from discontinued operations, net of tax	820,000	1,143,000	7,749,000

Net (loss) income	$(2,249,000)	$4,419,000	$9,581,000

(LOSS) EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.56)	$0.60	$0.33
Income from discontinued operations, net of tax	0.15	0.21	1.42

Net (loss) income	$(0.41)	$0.81	$1.75

Weighted average number of common shares outstanding	5,477,212	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	COMMON STOCK	ADDITIONAL PAID-IN CAPTIAL	RETAINED EARNINGS	TREASURY STOCK	TOTAL SHAREHOLDERS' EQUITY
Balance, January 1, 2003	$28,000	$7,565,000	$112,738,000	$(1,817,000)	$118,514,000
Net income	—	—	9,581,000	—	9,581,000

Balance, December 31, 2003	28,000	7,565,000	122,319,000	(1,817,000)	128,095,000
Stock split	29,000	(29,000)	—	—	—
Cash dividends paid	—	—	(1,369,000)	—	(1,369,000)
Net income	—	—	4,419,000	—	4,419,000

Balance, December 31, 2004	57,000	7,536,000	125,369,000	(1,817,000)	131,145,000
Cash dividends paid	—	—	(1,534,000)	—	(1,534,000)
Cancellation of treasury stock	(2,000)	(1,815,000)	—	1,817,000	—
Net loss	—	—	(2,249,000)	—	(2,249,000)

Balance, December 31, 2005	$55,000	$5,721,000	$121,586,000	$—	$127,362,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(2,249,000)	$4,419,000	9,581,000
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	15,398,000	12,482,000	7,554,000
Gain on sale of properties and investments in joint ventures	(4,300,000)	(1,680,000)	(11,990,000)
Income from investments in joint ventures	(793,000)	(1,360,000)	(1,725,000)
Minority interest expense	7,746,000	2,007,000	49,000
Deferred income taxes	2,542,000	(862,000)	5,092,000
Amortization of finance costs and capitalized interest	(670,000)	(925,000)	472,000
Homebuilding and land development	(32,417,000)	(45,741,000)	(13,820,000)
Distribution of income from investments in joint ventures	526,000	1,583,000	1,502,000
Early extinguishment of debt	3,171,000	—	—
Changes in assets and liabilities:
Receivables	(710,000)	(318,000)	(3,518,000)
Other assets	(997,000)	(4,933,000)	(3,325,000)
Other liabilities	4,771,000	8,018,000	1,680,000

Total adjustments	(5,733,000)	(31,729,000)	(18,029,000)

Net cash used in operating activities	(7,982,000)	(27,310,000)	(8,448,000)

INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	519,000	—
Investment in joint ventures	(21,849,000)	(1,154,000)	(1,284,000)
Distributions from joint ventures in excess of income	416,000	7,278,000	2,926,000
Deposits for property acquisitions	(2,613,000)	(3,610,000)	(2,044,000)
(Increase) decrease in restricted cash	(3,494,000)	2,328,000	(8,799,000)
(Increase) decrease in investments principally available-for-sale securities	(22,999,000)	12,606,000	23,200,000
Purchase of rental property, equipment and other	(73,938,000)	(101,626,000)	(63,781,000)
Net purchase of property and land under development	(40,549,000)	(26,923,000)	(4,735,000)
Decrease (increase) in notes receivable	4,546,000	4,060,000	(1,339,000)
Proceeds from sale of properties and investments in joint ventures	6,708,000	535,000	13,804,000

Net cash used in investing activities	(153,772,000)	(105,987,000)	(42,052,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	256,732,000	129,234,000	58,912,000
Repayment of mortgage and construction loans and other debt	(101,726,000)	(2,737,000)	(1,201,000)
Contributions from (distributions to) minority partners	11,150,000	6,489,000	(123,000)
Increase in deferred charges	(1,962,000)	(1,967,000)	(611,000)
Dividends paid and purchase of treasury stock	(1,534,000)	(1,369,000)	—

Net cash provided by financing activities	162,660,000	129,650,000	56,977,000

Net increase (decrease) in cash and cash equivalents	906,000	(3,647,000)	6,477,000
Cash and cash equivalents, beginning of year	9,914,000	13,561,000	7,084,000

Cash and cash equivalents, end of year	$10,820,000	$9,914,000	$13,561,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$22,128,000	$15,312,000	$8,673,000
Income taxes (current and estimated)	942,000	236,000	2,241,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	—	9,385,000	—
Debt assumed on acquisitions	43,616,000	24,716,000	29,184,000
Deposit liability assumed on Clarksburg Ridge acquisition	—	—	2,875,000
Liabilities related to loan guaranties	531,000	—	—
Accrued rental property and equipment	1,593,000	880,000	451,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. ("B&R" and, together with its subsidiaries and affiliates, "we," the "Company" or "us") engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Washington, D.C.; Wilmington, Delaware; Philadelphia, Pennsylvania; Baltimore, Maryland; Maryland Eastern Shore; and Orlando, Florida metropolitan areas.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R). Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate. For condominium and land sales, revenues and cost of sales are recorded at the time the sale of each unit or lot is closed and title and possession have been transferred to the buyer. Gains on sale of long-lived assets are recognized based on the full accrual method when all the criteria for such recognition as detailed in SFAS No. 66 have been met.

Rentals—we recognize rental revenue in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease for operating leases. We recognize revenue related to expense recoveries from tenants based on the accrual method, which matches the timing of the recoveries with the underlying expense.

Hospitality—we recognize hospitality revenue as services are provided.

Rental, construction and management fees—we recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings and three to 10 years for furniture, fixtures and equipment. Depreciation expense totaled $9,585,000, $7,660,000 and $6,393,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (together SFAS 141 and 142) and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its fair value.

PROPERTY AND LAND DEVELOPMENT

When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. These costs are charged to costs of homes and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified. As part of our construction and development activities, we capitalized $1,979,000, $1,738,000 and $1,023,000 of interest in 2005, 2004 and 2003, respectively.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at cost and reviewed for impairment when such indicators arise. If determined to be impaired, it is recorded at its estimated fair value.

ASSETS HELD FOR SALE

We account for long-lived assets to be disposed of by sale in accordance with SFAS No. 144. Accordingly, a long-lived asset is classified as held for sale in the period in which management commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated and the asset is marketed at a price that is reasonable in relation to its current fair value; and the sale of the asset is probable within one year.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

For entities that are not deemed to be variable interest entities (VIEs), as set forth in FIN 46R, we account for our investments in these joint ventures in accordance with Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements. Minority interest in the balance sheet represents the minority owners' share of equity as of the balance sheet date, consisting of contributions made by the minority partner plus or minus the minority partner's share of income or loss, less any distributions made to the minority partner. Minority interest in the statements of operations represents the minority owners' share of the income or loss of the consolidated joint venture. For entities in which we exercise significant influence but do not control, we account for our investment using the equity method of accounting and do not consolidate the investment. We evaluate control primarily based on the investors' relative voting rights in the joint venture.

For entities that are deemed to be VIEs, as set forth in FIN 46R, we account for our investments based on a determination of the entity's primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE, then we consolidate our investment. If we are not the primary beneficiary then we do not consolidate our investment, but account for it under the equity method.

INVESTMENTS

Investments consist principally of investments in municipal instruments. Our investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized holding gains and losses included in comprehensive income. At December 31, 2005 and 2004, cost approximated fair value for these securities. At December 31, 2005 and December 31, 2004, the total of these investments which were short term in nature with maturities of less than one year, was $60,510,000 and $34,748,000 respectively.

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

Included in Other Assets are the costs allocated to above and below market leases, acquired in-place leases and tenant relationships for properties that were acquired. The application of SFAS No. 141 and 142 to real estate acquisitions requires us to allocate the purchase price to these assets in addition to land, building and improvements based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to these assets, we make assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenants' leases. The acquired above and below market leases are amortized through revenues. The acquired in-place leases and tenant relationships are amortized through depreciation and amortization expense.

OTHER LIABILITIES

We account for loan guarantees of the indebtedness of joint ventures that are not consolidated into our consolidated financial statements in accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. At December 31, 2005 the total recorded liability related to loan guarantees was $531,000. There were no recorded liabilities related to loan guarantees at December 31, 2004.

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

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense, and real estate taxes during development and the timing of depreciation for tax and financial reporting purposes.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgement include the allocation of purchase prices and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; and the determination of consolidation methodology for joint ventures.

RECLASSIFICATIONS

Certain amounts for the years 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for the years ended December 31, 2005, 2004 and 2003 (after adjusting for the 2-for-1 stock split).

In June 2004, the Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 4,000,000 shares to 7,000,000 shares. On the same date the Board of Directors approved a 2-for-1 stock split of the Company's common stock, which was effected in the form of a stock dividend. In July 2004, stockholders holding more than fifty percent of the voting power of the issued and outstanding capital stock executed the shareholder consent to this amendment. The amendment was filed with the Secretary of State of Delaware in September 2004, at which time the stock dividend was distributed.

DIVIDENDS

In May 2005, our Board of Directors declared a cash dividend of $0.28 per common share. Of the total dividend, $0.14 per share was paid in June 2005, while the remaining $0.14 dividend was paid in December 2005. In May 2004, our Board of Directors declared a cash dividend of $0.25 per common share. Of the total dividend, $0.125 per share was paid in June 2004, while the remaining dividend of $.0125 was paid in December 2004. The per-share dividend payment disclosure has been adjusted for the 2-for-1 stock split.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

2.     NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement No. 143, Accounting for Asset Retirement Obligation. Interpretation No. 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted Interpretation No. 47 in 2005. The impact of adopting Interpretation No. 47 was not material to our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted Statement No. 123R in January, 2006. Prior to that date Statement 123R did not apply to the Company.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB No. 29. Statement No. 153 amends APB Opinion No. 29 and states that companies will no longer be permitted to use the "similar productive assets" concept to account for nonmonetary exchanges at book value with no gain being recognized. An exchange must be accounted for at fair value if the exchange has commercial substance and fair value is determinable. We adopted Statement No. 153 in 2005. The impact of adopting Statement No. 153 was not material to our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force (EITF) Issue 04-5, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights (Issue 04-5) was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. Issue 04-5 is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The guidance provided in this EITF will not have a material effect on our financial position or results of operations.

3.     SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the years ended December 31, 2005, 2004 and 2003, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or losses on sales of assets have been calculated and recorded as of the date of the transaction. All investments have been consolidated unless noted below:

SIGNIFICANT TRANSACTIONS

Midlantic Office Trust, Inc.    In May 2005, Midlantic Office Trust, Inc. (Midlantic) filed a registration statement with the Securities Exchange Commission for its initial common stock public offering (IPO). We participated as a sponsor for the Midlantic offering, and in July 2005, agreed to sell it certain commercial properties. In August 2005, Midlantic determined not to proceed with its IPO, due to market conditions. As a result, our agreements with Midlantic were cancelled. We incurred $3,312,000 in expenses related to this transaction.

Purchase and sale of equity investments    In June 2005, we acquired one of our equity partner's interests in the entities that own the Fort Washington, West Germantown Pike and 900 Northbrook properties for a total consideration of $1,175,000. Funding of the purchase was provided by the sale to such equity partner of our interest in the Cigar Factory residential condominium project valued at $800,000, the cancellation of a promissory note receivable from such equity partner with a principal balance outstanding of $300,000 and the assumption of a $75,000 note payable of such equity partner. As a result of the transaction, we recorded an increase in the carrying amount of the Fort Washington, West Germantown Pike and 900 Northbrook properties totaling $1,034,000 and a decrease in minority interest liability of $66,000.

Third Street    In October 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings located in Washington DC, to an unaffiliated third party for $10,600,000; $8,400,000 of the proceeds were used to repay notes and advances we made to Third Street. For the year ended December 31, 2004, we recognized $2,400,000 of income, before taxes, on the repayment of amounts that had been subject to uncollectibility allowances and the recognition of a previously deferred gain on sale.

ACQUISITIONS AND INVESTMENTS

The following table summarizes the commercial, residential and development real estate acquired during the years ended December 31, 2005, 2004 and 2003, described in further detail below:

	Location	Date of Acquisition	Size (1)	B&R Ownership	Purchase Price (in 000s) (2)
Commercial Properties
Wynwood	Chantilly, VA	June 2005	88,000 sq. ft.	100.0%	$13,000
919 Market Street	Wilmington, DE	April 2005	223,000 sq. ft.	100.0%	40,525
Cross Keys	Doylestown, PA	April 2005	82,000 sq. ft.	100.0% (3)	17,792
102 Pickering Way	Exton, PA	April 2005	80,000 sq. ft.	100.0% (3)	15,275
1105 Market Street	Wilmington, DE	February 2005	173,000 sq. ft.	100.0% (3)	20,700
Devon Square	Devon, PA	February 2005	140,000 sq. ft.	5.5%	2,667	(4)
Historic Baltimore Portfolio	Baltimore, MD	November 2004	530,000 sq. ft.	51.0%	29,500
Fort Washington Executive Center	Ft. Washington, PA	February 2004	393,000 sq. ft.	97.5% (5)	52,664
West Germantown Pike	Plymouth Meeting, PA	February 2004	115,000 sq. ft.	98.1% (5)	20,500
One Northbrook	Trevose, PA	February 2004	95,000 sq. ft.	100.0% (3)	16,900
900 Northbrook	Trevose, PA	November 2003	66,000 sq. ft.	90.0% (5)	12,050

Total Commercial Properties			1,985,000 sq. ft.		$241,573

Residential Properties
The Fountains	Orlando, FL	September 2003	400 units	100.0%	$35,100
Victoria Place	Orlando, FL	July 2003	364 units	85.0%	39,500

Total Residential Properties			764 units		$74,600

Development Projects
Red Mill Pond	Ocean City, MD	May 2005	541 lots	51.0%	$37,990
Symphony House	Philadelphia, PA	May 2005	163 units	22.3%	5,029	(4)
Venice Lofts	Philadelphia, PA	May 2005	128 units	22.3%	2,971	(4)
Crisfield	Ocean City, MD	March 2005	232 lots	51.0%	10,250
Seaside	Ocean City, MD	November 2004	138 lots	51.0%	25,000
400 S Philadelphia Ave	Ocean City, MD	September 2004	20 units	51.0%	2,000
146th Street	Ocean City, MD	August 2004	18 units	51.0%	1,726
Golfview	St. Petersburg, FL	April 2004	139 units	50.0%	10,800
640 N Broad Street	Philadelphia, PA	January 2004	266 units	86.5%	9,050
1150 Northbrook	Trevose, PA	November 2003	108,000 sq. ft.	100.0%	2,000
Laguna Vista	Ocean City, MD	September 2003	41 units	100.0%	6,000
Divine Lorraine	Philadelphia, PA	August 2003	135 units	95.0%	5,875
Cigar Factory	Philadelphia, PA	July 2003	30 units	66.7%	1,500
Clarksburg Ridge	Clarksburg, MD	March 2003	159 lots	100.0%	12,200

Total Development Projects					$132,391

(1)
For development projects, size represents the anticipated size of the project following development.

(2)
Unless noted otherwise, amounts represent the gross purchase price for commercial and residential properties and the initial land acquisition price for development properties, which are included in the consolidated financial statements.

(3)
We have entered into an asset supervision agreement with an unrelated third party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(4)
Amount represents our initial investment in the joint venture entity that purchased the property. This joint venture entity is not consolidated into our consolidated financial statements.

(5)
An unrelated third party owns a Class B membership interest in the joint venture that entitles him to 15% of cash available from operations after the Class A members have received a cumulative annual 12% return on their investment in the property and 15% of cash available from a refinancing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.

COMMERCIAL ACQUISITIONS

Wynwood    In June 2005, we acquired two commercial office buildings containing a total of 88,000 square feet of office space, located in Chantilly, Virginia, for a purchase price of $13,000,000. We funded the purchase through a draw on our unsecured acquisition line of credit.

919 Market Street    In April 2005, we acquired a 223,000 square foot commercial office building located in Wilmington, Delaware for $40,525,000. We assumed a 5.89% fixed-rate $22,498,000 mortgage loan on the building which matures in 2033. The interest rate increases by a minimum of 2% in 2013. In November 2005 we defeased this loan and placed a $35,600,000 mortgage loan on the property (see Note 8). The loan bears interest at 5.52% and matures in 2015. Interest-only payments are due during the first three years of the loan.

Cross Keys    In April 2005, we acquired an 82,000 square foot commercial office building located in Doylestown, Pennsylvania for $17,792,000. In connection with the acquisition, we assumed a $10,969,000 5.45% fixed-rate mortgage loan which matures in 2013 on the building and recorded a debt discount of $528,000.

102 Pickering Way    In April 2005, we acquired an 80,000 square foot commercial office building located in Exton, Pennsylvania for $15,275,000. In connection with the acquisition, we assumed a 6.5% fixed-rate mortgage loan for $10,149,000, which matures in 2013 and recorded a debt premium of $692,000.

1105 Market Street    In February 2005, we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of purchase, we placed a two-year $19,000,000 mortgage loan bearing interest at one-month LIBOR plus 195 basis points that we guaranteed. We anticipate spending between $3,000,000 and $4,000,000 on capital expenditures, and lease-up costs.

Devon Square    In February 2005, we invested $2,667,000 for a 50% ownership interest in Devon Square which consists of two commercial office buildings containing a total of 140,000 square feet of office space in Devon, Pennsylvania through a tenant-in-common (TIC) agreement. The purchase price of the buildings was $17,109,000. A $21,350,000 acquisition and development loan at one-month LIBOR plus 170 basis points, maturing in August 2007, was obtained, which we guaranteed. In September 2005, we sold 89% of our 50% interest in the TIC to our third party joint venture member for $2,496,000 and recognized a $140,000 gain on the sale. We account for our investment in Devon Square using the equity method. We have recorded a $78,000 liability related to the loan guaranty, which is included in Other Liabilities in the Consolidated Balance Sheet at December 31, 2005.

Historic Baltimore Portfolio    In November 2004 we invested $4,500,000 for a 51% interest in a joint venture that purchased a portfolio of eight historic commercial office buildings located in the central business district of Baltimore, Maryland containing a total of 530,000 square feet of office space (the Baltimore Properties). The purchase price for the eight buildings was $29,500,000. The joint venture obtained a $15,000,000 loan on seven of the buildings bearing interest at one-month LIBOR plus 175 basis points and maturing in November 2006 and assumed an $8,470,000 loan on one of the buildings bearing interest at 5.95% and maturing in October 2012. In accordance with the joint venture agreement we receive 28% of the net proceeds from any building sales. In 2005 four of the buildings were sold and we recognized a pre-tax gain of $1,003,000, net of our partner's share of the gain. A further three buildings have been classified in assets held for sale in the accompanying consolidated financial statements. These three buildings were sold in January 2006 (see Note 18).

Fort Washington Executive Center    In February 2004, we invested $7,000,000 for a 96.5% Class A interest in a joint venture that acquired an executive center located in Fort Washington, Pennsylvania for $52,664,000, consisting of three commercial buildings containing a total of 393,000 square feet of office space. In connection with the acquisition, the joint venture placed two 10 year, 5.6% fixed-rate, mortgage loans aggregating $49,000,000 on the buildings. In June 2005, we acquired one of our equity partner's interests, thereby increasing our equity interest to 97.5% (see Purchase and sale of equity interests above).

West Germantown Pike    In February 2004, we invested $4,875,000 for a 97.5% Class A interest in a joint venture that acquired two commercial office buildings aggregating 115,000 square feet, located in Plymouth Meeting, Pennsylvania for $20,500,000. The buildings were acquired subject to a 5.9% fixed-rate $16,246,000 mortgage loan maturing in 2013. In June 2005, we acquired one of our entity partner's interests, thereby increasing our entity interest to 98.1% (see Purchase and sale of equity interests above).

One Northbrook    In February 2004, we acquired a 95,000 square foot office building located in Trevose, Pennsylvania, for $16,900,000. We placed a 10-year, 5.75% fixed-rate, mortgage loan for $15,300,000 on the property.

900 Northbrook    In November 2003, we invested $1,312,000 for an 87.5% Class A interest in a joint venture that purchased a 66,000 square foot office building located in Trevose, Pennsylvania for $12,050,000. We placed an $11,200,000 ten-year, 5.98% fixed-rate mortgage on the property. In June 2005, we acquired one of our equity partner's interests, thereby increasing our equity interest to 90.0% (see Purchase and sale of equity interests above).

RESIDENTIAL ACQUISITIONS

The Fountains at Waterford Lakes    In September 2003, we acquired a 400 unit apartment community, located in Orange County, Florida for $35,100,000. The property was acquired subject to a 5.0% fixed-rate $24,600,000 mortgage that matures in December 2007. We recorded a premium of $245,000 in connection with the loan assumption. In September 2005, we defeased this loan and placed a 10-year $39,500,000 loan on the property bearing interest at a fixed-rate of 5.45% (see Note 8). Interest-only payments are due during the loan term.

Victoria Place Apartments    In July 2003, we invested $8,500,000 for an 85% interest in a joint venture that purchased Victoria Place Apartments, a 364 unit apartment complex in Orange County, Florida for $39,500,000. The venture placed a $34,120,000 ten-year, 4.72% fixed-rate, mortgage on the property.

DEVELOPMENT PROJECTS

Red Mill Pond    In May 2005, we invested $3,500,000 for a 51% interest in an entity that purchased and is developing a 541 residential lot community in Sussex County, Delaware to be sold to a homebuilder. An unaffiliated third party owns the remaining interest in the entity. The land to be developed was acquired for $37,990,000. To fund the development, the entity drew down $24,845,000 on an acquisition and development loan, issued an $8,115,000 deferred purchase money note, and received a $7,000,000 advance deposit from the homebuilder. Both the loan and the deferred purchase money note bear interest at 6.0% and mature in May 2008.

Based on the terms of the acquisition and development loan, we are required to contribute an additional $3,500,000 to the venture during 2006, with such funds to be available to repay a portion of the loan.

B&R Philadelphia Condo Investors    In May 2005, we invested $8,000,000 for a 44.5% interest in Philadelphia Condo Investors LP (Philadelphia Condo Investors). The remaining limited partners in Philadelphia Condo Investors, including several officers and directors of the Company, contributed a total of $10,000,000 for their equity interests. We have consolidated this entity's assets and liabilities into our consolidated financial statements. Philadelphia Condo Investors has made the following two investments in joint ventures, which it has accounted for under the equity method:

  Symphony House    In May 2005, Philadelphia Condo Investors invested $11,000,000 for a 50% interest in Symphony House Associates LP (Symphony House), an entity that is developing 163 luxury high-rise condominium units, a 35,000 square foot theater, a parking garage and 4,300 square feet of retail space in center city Philadelphia, Pennsylvania. Symphony House obtained a $98,100,000 construction loan at one-month LIBOR, plus 220 basis points, and a $16,900,000 mezzanine construction loan at one-month LIBOR plus 1000 basis points. Both loans mature in March 2008. In August 2005, the construction loan cost was reduced by 40 basis points due to a certain pre-sales target being achieved. We have provided a repayment guaranty for up to $39,240,000 of the construction loan and the full amount of the mezzanine loan for which we have recorded a $454,000 liability, which is included in Other Liabilities in the Consolidated Balance Sheet at December 31, 2005.

  Venice Lofts    In May 2005, Philadelphia Condo Investors invested $6,500,000 for a 50% interest in Venice Lofts Associates LP (Venice Lofts), an entity that is developing 38 luxury townhouse and 90 mid-rise condominium units in Philadelphia, Pennsylvania. In May 2005, Venice Lofts obtained both a $30,000,000 construction loan at one-month LIBOR, plus 225 points, and an $8,500,000 mezzanine loan at 16.25%. Both loans mature in November 2007. We have guarantied the full amount of the mezzanine loan.

Crisfield    In January and March 2005, we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land in Crisfield, Maryland that is subdivided into 232 residential lots. The entity is developing the land as lots to be sold to a homebuilder. The entity purchased the parcel for $10,250,000, which was funded by an $7,950,000 drawdown on an $11,700,000 acquisition and development loan and a $2,300,000 deposit from a homebuilder. The loan bears interest at one month LIBOR plus 200 basis points and matures in January 2008. During 2005 16 lots were sold.

Seaside    In November 2004, we invested $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land in Ocean City, Maryland which is subdivided into 138 residential lots along with 50 boat slips. The entity is developing the land as lots to be sold along with the boat slips to a homebuilder. The entity purchased the parcel of land and boat slips for $25,000,000 which was funded primarily by a $16,000,000 acquisition loan, a $2,000,000 drawdown on a $5,500,000 construction loan and a $7,000,000 deposit from the homebuilder. Both the acquisition and the construction loan bear interest at the lender's prime rate and mature in October 2007. During 2005 18 lots were sold.

400 S. Philadelphia    In September 2004, we invested $2,000,000 for a 51% interest in a joint venture that purchased a parcel of land in Ocean City, Maryland for the purpose of developing 20 for-sale residential condominium units. In February 2006, the joint venture obtained a $6,400,000 construction loan. We have begun development and anticipate completing the units in 2006.

146th Street    In August 2004 we invested $1,726,000 for a 51% interest in a joint venture that purchased a parcel of land in Ocean City, Maryland for the purpose of developing 18 for-sale residential condominium units. In November 2005, prior to performing any development activity, the joint venture sold the land parcel for $2,550,000 and we recorded a pre-tax gain of $269,000.

Golfview    In April 2004 we invested $3,664,000 for a 50% interest in a joint venture that purchased a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for $10,800,000. The joint venture converted the complex into 139 residential condominium units. The condo conversion process was completed in 2004 and the joint venture sold two units and 137 units in 2004 and 2005, respectively.

640 North Broad    In January 2004 we invested $3,200,000 for an 80% interest in a joint venture that purchased an historic property in Philadelphia, PA for a purchase price of $9,050,000 to be redeveloped into a 266 unit apartment property. In 2004 the venture obtained a $32,000,000 acquisition and construction loan bearing interest at one-month LIBOR plus 155 basis points and maturing in August 2007, and a $6,900,000 construction bridge loan bearing interest at one month LIBOR plus 175 basis points and maturing in September 2007. Simultaneous with the closing of the bridge construction loan, the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000 in exchange for receiving the benefit of certain tax credits, when certain conditions are met. A portion of these equity contributions will be used to repay the bridge loan. In 2005 we entered into an agreement to sell our interest in the project to one of our minority partners. As a result, we have included this property in assets held for sale in the accompanying consolidated financial statements. In January 2006, we closed on the sale of our interest (see Note 18).

1150 Northbrook Development Parcel    In November 2003, we acquired a 9.6-acre tract of land adjacent to the 900 Northbrook building in the commercial office park in Trevose, Pennsylvania for $2,000,000. We intend to develop a commercial office building containing 108,000 square feet of office space on the land.

Laguna Vista    In September 2003, we entered into an agreement that resulted in us acquiring 100% of a 41 unit luxury condominium development project in Ocean City, Maryland for a total investment of $6,000,000. In March 2004, we obtained a $15,100,000 construction loan with interest at one-month LIBOR, plus 185 basis points. Development was completed and 19 of the units were sold in 2005.

Divine Lorraine    In August 2003, we acquired for $2,375,000 a 95% interest, in a joint venture which acquired an historic building in Philadelphia, Pennsylvania called the Divine Lorraine for $2,295,000 for the purpose of developing 135 apartment units. In October 2004 we acquired 3.8 acres of adjacent land for $3,580,000, using a draw on our unsecured line of credit. In 2005, we reached an agreement to sell the building and adjacent land for $10,100,000 and as a result have included this property in assets held for sale in the accompanying consolidated financial statements. The sale is anticipated to close in the second quarter of 2006.

Cigar Factory    In 2003, we acquired for $1,000,000 a 66.7% interest in a joint venture that owned a warehouse in Philadelphia, PA, for the purpose of developing a 30 unit for-sale condominium property. The joint venture obtained a $6,300,000 acquisition and construction loan. The joint venture sold 13 units in 2004 and 11 units in the first six months of 2005. In June 2005, we sold our interest in the Cigar Factory for a value of $1,100,000 (see Purchase and sale of equity investments above).

Clarksburg Ridge, LLC    In March 2003, we acquired an undeveloped 159 lot residential subdivision in Clarksburg, Maryland, for $12,200,000. Simultaneous with the acquisition, we entered into a $7,000,000 development management agreement for the development of the lots. We also entered into an agreement with a homebuilder for the sale of the lots. We sold 11 lots in 2003, 138 lots in 2004 and the remaining 10 lots in 2005.

Pro-Forma Results of Operations—Unaudited    The following unaudited pro-forma statements reflect our results of operations as if our acquisitions completed in 2005, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma Years Ended December 31,
	2005	2004
Operating revenues	$126,506	$89,414
Net (loss) income	$(2,447)	$3,623
(Loss) earnings per share	$(0.45)	$0.66

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

4.     RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2005	2004
Land	$56,815	$42,989
Buildings and improvements	341,954	253,656
Equipment	10,794	5,438

	409,563	302,083
Less—Accumulated depreciation	(42,394)	(32,762)

Rental property and equipment, net	$367,169	$269,321

5.     MORTGAGE AND NOTES RECEIVABLES (in thousands):

	December 31,
	2005	2004
Notes receivable:
12% due 2006	$—	$4,393
8.5% due 2006	585	750
7.0% due through 2015	149	160
Other (1)	100	377

	$834	$5,680

All mortgages are collateralized by first deeds of trust on real estate property.

(1)
Other is comprised of multiple notes with various interest rates and maturity dates.

6.     INTANGIBLE ASSETS

        In recording our acquisitions of rental properties, we have established intangible in-place lease assets and intangible in-place lease liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$35,665	$13,002	$19,800	$6,893
Acquired in-place lease liabilities	9,263	3,093	3,130	1,224

The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $840,000 and $57,000 for the years ended December 31, 2005 and 2004, respectively.

The amortization of acquired lease assets and tenant relationships, included in depreciation and amortization expense, totaled $5,176,000 and $3,512,000 for the years ended December 31, 2005 and 2004, respectively.

The estimated annual amortization of acquired in-place lease liabilities, net of acquired in-place lease assets to be included as a net increase in revenues for each of the five succeeding years is as follows (in thousands):

2006	$1,066
2007	823
2008	815
2009	627
2010	269

The estimated annual amortization of acquired in-place lease assets to be included in amortization expense for each of the five succeeding years is as follows (in thousands):

2006	$5,754
2007	4,758
2008	3,531
2009	2,443
2010	1,353

7.     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

        At December 31, 2005, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC (1925 K Street)	85%
WBP Undeveloped Land (WBP Undeveloped Land)	80%
Redwood Commercial Management, LLC (Redwood Commercial)	50%
Tech-High Leasing Company (Tech-High Leasing)	50%
Selborne House at St. Marks Owner, LLC (Arbor Crest)	33%
Madison Building Associates, LLC (Madison Building)	25%
Venice Lofts	22%
Symphony House	22%
B&R Devon Square Owner, LP (Devon Square)	6%

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
ASSETS
Cash	$3,523	$1,348
Land held for investment	5,929	5,432
Construction in progress	42,359	—
Land, building and equipment, net	68,766	77,654
Other assets	4,772	1,276

Total assets	$125,349	$85,710

LIABILITIES AND MEMBERS' EQUITY
Mortgages and notes	$80,070	$39,366
Other liabilities	9,284	5,527

Total liabilities	89,354	44,893
Members' equity	35,995	40,817

Total liabilities and members' equity	$125,349	$85,710

Company's interest in members' equity (1)	$29,063	$9,842

(1)
Included in Company's interest in members' equity is $1,247,000 of equity from the trust preferred security disclosed in Note 8.

The difference between the carrying amount of our investment in and advances to joint ventures and our accumulated membership interest noted above is primarily due to advances to joint ventures, capitalized interest on our investment balance in joint ventures that own real estate under development and the fair value of loan guaranties we have provided. The capitalized interest is expensed as the development units are sold.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003
Operating revenues	$12,194	$23,397	$18,609
Operating expenses	5,776	8,132	11,591
Interest expense	3,130	2,511	2,263
Depreciation and amortization expense	2,482	2,112	1,703

Net income	$806	$10,642	$3,052

Company's equity in earnings of unconsolidated joint ventures (2)	$793	$1,360	$1,725

(2)
Included in Company's equity in earnings of unconsolidated joint ventures is $9,000 of equity in earnings from the trust preferred security disclosed in Note 8.

Waterfront Associates    In October 2002, B&R Waterfront Properties, LLC (BRW), a 54% owned subsidiary of ours that is consolidated into our Consolidated Financial Statements, entered into a joint venture called Waterfront Associates LLC (WALLC), with K/FCE Investment LLC (K/FCE), to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. K/FCE is the managing member of WALLC and has sole responsibility for the management, control, and operation of WALLC, as well as for the formulation and execution of its business and investment policy. Beginning the date the joint venture was formed through March 31, 2004, BRW did not consolidate the assets, liabilities and operations of WALLC, since BRW did not had control of the Waterfront Complex. Beginning March 31, 2004 BRW consolidated the assets, liabilities and operations of WALLC, in accordance with FIN 46R.

8.     MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

			December 31,
Property (1)
	Interest Rate	Maturity	2005	2004
Fort Washington	5.60%	2014	$47,921	$48,556
Washington Business Park	7.63%	2031	38,586	38,983
The Fountains at Waterford Lakes (2)(8)	5.45%	2010	39,500	24,600
919 Market Street (2)	5.52%	2015	35,600	—
Victoria Place Apartments	4.72%	2013	32,907	33,446
640 North Broad—Construction Loan (7)	LIBOR + 155 basis pts. (6)	2007	28,651	6,076
640 North Broad—Bridge Loan (7)	LIBOR + 175 basis pts.	2007	6,545	2,052
Red Mill Pond—Development Loans	6.00%	2008	27,279	—
Red Mill Pond—Promissory Note	6.00%	2012	8,115	—
1105 Market Street	LIBOR +195 basis pts. (6)	2007	19,000	—
Versar Center	6.18%	2013	17,869	18,100
Seaside (4)	Lender's Prime Rate	2007	17,484	19,095
Sudley N. Bldgs A,B,C,& D and Bank Bldg.	7.47%	2012	17,416	17,597
West Germantown Pike	5.90%	2033	15,852	16,064
One Northbrook	5.75%	2014	14,973	15,166
900 Northbrook	5.98%	2013	10,937	11,073
Cross Keys (8)	5.45%	2013	10,855	—
102 Pickering Way (8)	6.50%	2013	10,069	—
Inn at the Colonnade	7.45%	2011	9,632	9,806
Crisfield (4)	LIBOR + 200 basis pts. (6)	2008	9,867	—
Baltimore Portfolio (1 Building)	5.95%	2012	8,338	8,452
Baltimore Portfolio (3 Buildings) (7)(4)	LIBOR + 175 basis pts.	2006	8,083	15,000
Fort Hill	7.70%	2011	5,493	5,554
Charlestown North	6.74%	2012	4,816	4,874
Holiday Inn Express	7.88%	2011	3,566	3,627
Sudley South	LIBOR + 180 basis pts. (6)	2006	4,283	—
Laguna Vista (4)	LIBOR + 185 basis pts. (6)	2006	1,670	10,236
Golfview (4)	LIBOR + 175 basis pts. (6)	2007	—	10,385
Cigar Factory (4)	LIBOR + 275 basis pts. (6)	2005	—	1,566

Total mortgage and construction loans			455,307	320,308
Junior subordinated notes (5)	8.37%	2035	41,238	—
Line of Credit (3)	LIBOR + 175 basis pts. (6)	2006	30,406	7,874
Unsecured Loan	LIBOR + 195 basis pts. (6)	2005	—	6,000
Other	(9)	(9)	1,709	—

Total mortgage and construction loans and other debt			$528,660	$334,182

(1)
Note is secured by the property.

(2)
Note was refinanced during the third quarter of 2005. See additional disclosure immediately following table.

(3)
Represents an unsecured line of credit to the Company.

(4)
Note was paid down from proceeds from sales.

(5)
See description of the unsecured junior subordinated notes set forth below.

(6)
LIBOR rate is the one-Month LIBOR rate which was 4.39% at December 31, 2005.

(7)
The debt for these properties is included in liabilities of assets held for sale on the balance sheet.

(8)
The debt shown for these properties does not include the related premium or discount.

(9)
Represents a deferred purchase money promissory note.

In March 2006, we amended our unsecured line of credit facility increasing the capacity under the line from $32,200,000 to $50,000,000, extending the maturity date to May 2007 and reducing the required annual funds from operations, for the year ending December 31, 2005, from $15,000,000 to $11,000,000.

Several of our loans contain certain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $110,000,000, a minimum liquidity of $30,000,000, and a minimum liquidity to unsecured debt ratio of 1:1.

We are in compliance with our loan covenants, including covenants under our line of credit as amended in March 2006.

Annual contractual principal payments as of December 31, 2005, are as follows (in thousands):

2006	$21,170
2007	105,949
2008	37,751
2009	4,365
2010	44,141
2011 and thereafter	315,284

Total	$528,660

Included in mortgages and construction loans and other debt are fair market value adjustments on assumed debt. The net unamortized fair market value adjustments were $145,000 at December 31, 2005 and $173,000 at December 31, 2004.

UNSECURED JUNIOR SUBORDINATED NOTES AND TRUST PREFERRED SECURITIES

On November 29, 2005, Bresler & Reiner, Statutory Trust I, (the Trust) a wholly owned subsidiary of the Company, completed the issuance and sale in a private placement of $40,000,000 in aggregate principal amount of trust preferred securities. The Trust simultaneously issued $1,238,000 in aggregate principal amount of common securities to the Company. Both the preferred securities and the common securities (together the Capital Securities), mature on January 30, 2036 and may be redeemed by the Trust at any time on or after January 30, 2011. The Capital Securities require quarterly distributions payable at a fixed rate equal to 8.37% per annum until January 30, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter.

The Trust used the proceeds from the sale of the Capital Securities to purchase $41,238,000 in aggregate principal amount of unsecured junior subordinated debentures due January 30, 2036 issued by the Company (the Debentures). The payment terms of the Debentures are substantially the same as the terms of the Capital Securities.

Since we are not the primary beneficiary of the Trust, we have accounted for our investment in the Trust under the equity method, in accordance with FIN46. As a result, we have reflected in our consolidated financial statements as mortgage and construction loans and other debt, the debentures issued to the Trust totaling S41,238,000 and have included in investment in and advances to joint ventures the common securities held by the Company totaling $l,238,000. Interest paid under the debentures totaling $307,000 for the year ended December 31, 2005 is recorded as interest expense while our share of earnings of the trust totaling $9,000 for the year ended December 31, 2005 is included in income from investments in joint ventures.

LOAN DEFEASANCE

In September 2005, we defeased the $24,600,000 mortgage note collateralized by The Fountains by purchasing $25,408,000 of U.S Treasury securities. In November 2005, we defeased the $22,329,000 mortgage note collateralized by 919 Market Street, by purchasing $24,024,000 of U.S. Treasury and government sponsored agency securities. These securities, whose cash flow is structured to match the principal and interest payments due under the mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since both the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, these mortgage notes payable were accounted for as having been extinguished. We have recorded the difference between the cost of the securities purchased and the carrying amount of the mortgage notes extinguished, along with the write-off of unamortized deferred financing costs, totaling $865,000 and $2,046,000 for The Fountains and 919 Market Street, respectively, as debt extinguishment costs for the year ended December 31, 2005, in the accompanying Consolidated Statements of Operations. We subsequently placed new mortgage debt on these properties.

9.     COMMITMENTS AND CONTINGENCIES

GUARANTIES

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan will be reduced to $12,263,000 upon the joint venture obtaining $83,500,000 in sales revenue and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. At December 31, 2005, there was no amount outstanding under the primary loan and the amount outstanding under the mezzanine loan totaled $14,813,000.

We have guarantied repayment of an $8,500,000 mezzanine construction loan obtained by Venice Lofts. The loan matures in 2007. The amount outstanding under the loan totaled $1,226,000 at December 31, 2005.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square and our equity partner in the venture has provided the same guarantee. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At December 31, 2005, the balance outstanding under the loan totaled $13,064,000.

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925 K Street. The loan matures in April 2007, but may be extended for up to an additional two years at the option of the borrower. Funding of the guaranty would increase our equity participation in the venture.

At December 31, 2005 we were a guarantor of both the $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan obtained by 640 North Broad. In 2004 the joint venture admitted another equity partner which is obligated to contribute approximately $7,300,000 in exchange for receiving the benefit of certain tax credits. A portion of these equity contributions will be used to repay the bridge construction loan. At December 31, 2005, the amount outstanding under the acquisition and construction loan totaled $28,651,000 and the amount outstanding under the bridge construction loan totaled $6,545,000. In the first quarter of 2006 we sold our interest in 640 North Broad and were released from our guarantee of the acquisition and construction loan, while the guarantee under the bridge construction loan remains in place. In connection with the sale of our interest, we guarantied a $6,000,000 loan obtained by the purchaser of our interest (see Note 18). We have received an indemnification against our funding under all the guaranties from an equity partner in the venture.

In connection with the $15,100,000 construction loan Laguna Vista has obtained from Wachovia Bank, N.A., we have guarantied the purchase of half of all unpurchased condominium units at Laguna Vista for a total acquisition price that will equate to one half of the outstanding loan balance at that date. At December 31, 2005, the outstanding loan balance totaled $1,670,000.

We have guarantied repayment of the entire loan balance outstanding under a $15,000,000 mortgage loan made by Wachovia Bank, N.A. to the entities that own seven of the Baltimore Properties. The loan matures in 2006 and provides for two, two-year extension options. The outstanding loan balance totaled $8,074,000 at December 31, 2005, reflecting a reduction in the loan as a result of the sale of four of the properties in 2005. In the first quarter of 2006 the full amount outstanding under the loan was repaid upon the sale of the remaining three properties. (See Note 18.)

Paradise Developers, our wholly-owned subsidiary has obtained a $7,044,000 development loan from Wachovia Bank, N.A., maturing in 2006, the full amount of which has been guarantied by us. At December 31, 2005, the outstanding loan balance totaled $4,283,000.

In February 2004, in connection with two mortgage loans totaling $49,000,000 obtained by the Fort Washington Executive Center, we guarantied the rental income under a master lease agreement for 110,000 square feet of office space at an annual rent of $21.00 per square foot for a five year term beginning January 2008, providing a major tenant fails to exercise a five year extension option on their lease at that time.

LITIGATION

We are currently a party to a lawsuit filed by its partner in a joint venture that owns one of its commercial properties. The suit was filed in the Circuit Court of Montgomery County, Maryland in December 2005. A motion by the plaintiff for a preliminary injunction preventing any sale or further encumbrance of the property was denied by the Court in February 2006. The plaintiff seeks $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages. We believe the complaint is without merit and intends to vigorously defend the lawsuit. No provision has been recorded in the accompanying Consolidated Financial Statements for our exposure, if any, related to this litigation.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

10.   DISCONTINUED OPERATIONS

The assets and liabilities of the following properties comprised assets held for sale in the accompanying consolidated balance sheets: 640 North Broad; Divine Lorraine; and three properties in the Historic Baltimore Portfolio.

The results of operations and gains on sale for the following properties are included in discontinued operations in the accompanying consolidated statements of operations: 640 North Broad; seven properties in the Historic Baltimore Portfolio; 146th Street, The Commons, five commercial properties leased to convenience store operators, Maplewood Manor and Third Street.

During 2005, we sold four of the eight Baltimore Properties for a total of $12,651,000 and recorded a pre-tax gain on sale of $783,000, net of our equity partner's share of the gain. We have also executed agreements to sell another three of the remaining four properties. The sales of these three properties were completed in January 2006 (See Note 18).

In November 2005, we sold 146th Street Developers, LLC (146th Street) for $2,550,000 and recorded a pre-tax gain on sale of $269,000.

In June 2005, we executed an agreement to sell our interest in 640 North Broad to one of our equity partners for $5,462,000. The sale closed in January 2006 (See Note 18).

In September 2005, we executed an agreement to sell the Divine Lorraine property and the adjacent ground for $10,100,000. Upon the closing of the sale, which is anticipated to occur in the second quarter of 2006, we will record a pre-tax gain on sale of approximately $2,200,000.

In December 2004, we sold to two unaffiliated parties five commercial properties that were leased to convenience store operators. The total sales price, less closing costs, was $1,474,000, of which $910,000 was paid by promissory notes. One note, in the amount of $750,000, bears interest at a fixed-rate of 8.5%, is non-amortizing and matures in December 2006. The other note, in the amount of $160,000, bears interest at a fixed-rate of 7.0%, is amortized over an 11 year period and matures in December 2015. We have recorded the results of operations of the five properties along with a $575,000 gain, net of taxes, as part of discontinued operations, in the accompanying Consolidated Statements of Operations.

In October 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings to an unaffiliated third party for $10,600,000. A total of $8,400,000 of the net proceeds received by Third Street was used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon. We have recorded a $478,000 of previously deferred gain on sale, net of taxes, in the accompanying Consolidated Statements of Operations related to the repayment of the notes.

In December 2003, we sold 95% of our interest in Town Square Commons, LLC (The Commons), to an unaffiliated party, for $9,918,000. The Commons owns a 116 unit apartment complex in Washington DC. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale was deferred. In 2005 we sold our remaining 5% interest in The Commons for $522,000. We have recorded the results of operations of The Commons along with a $5,418,000 gain, net of taxes which was recorded in 2005, as part of discontinued operations, in the accompanying consolidated statements of operations.

In May 2003, we sold our Maplewood Manor nursing home in Lakewood, New Jersey to an unaffiliated party for $6,500,000. Of the total purchase price, $3,900,000 was paid in cash. The balance $2,600,000 was donated by us as a charitable gift to the purchaser, a charitable organization. The sale was part of a tax free exchange under §1031 of the US Internal Revenue Code and, as such, the taxable gain on the sale was deferred. We have recorded the operating results of the nursing home along with a $1,711,000 gain, net of taxes, as part of discontinued operations in the accompanying consolidated statements of operations.

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues	$7,404	$807	$1,573

(Loss) income before gain on sale and provision for income taxes	$(898)	$25	$772
Gain on sale	4,458	1,874	11,882
Minority interest	(2,204)	60	—
Provision for income taxes	(536)	(816)	(4,905)

Income from discontinued operations	$820	$1,143	$7,749

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

We file a consolidated Federal income tax return. The (benefit) provision for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2005	2004	2003
(Benefit) provision for income taxes
Current tax	$(474)	$2,631	$(724)
Deferred tax	(2,459)	(862)	5,092

Total (benefit) provision for income taxes (including discontinued operations)	$(2,933)	$1,769	$4,368

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

	Years Ended December 31,
	2005 (1)	2004	2003
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	7.0%	5.3%	5.5%
Interest income from tax-exempt bonds	5.8%	(6.2)%	(5.7)%
Other (includes return to accrual adjustment)	9.8%(2)	(4.5)%	(2.5)%

Effective rate	56.6%	28.6%	31.3%

(1)
The 2005 tax rates reflect the tax rates of the benefit the Company receives, since the Company recorded a net loss before income taxes for the year.

(2)
Includes adjustments related to reconciliation of net receivables due on 2005 filed income tax returns to income taxes receivable on December 31, 2004.

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2005	Deferred income tax provision (benefit) for the year ended December 31, 2005	Deferred tax liability (asset) as of December 31, 2004
Basis in property	$9,035	$4,508	$4,527
Charitable contributions	(769)	(61)	(708)
Investments in partnerships	1,414	190	1,224
Lease intangibles	(2,582)	(1,339)	(1,243)
Gain on sale	4,539	(375)	4,914
Other	(184)	(381)	197

Deferred tax liability	11,453	2,542	8,911

Deferred tax asset (net operating losses)	(5,001)	—	—
Total	$6,452	$2,542	$8,911

At December 31, 2005 we had an estimated net operating loss (NOL) carryforward with an estimated tax effect of $5,001,000. The NOL is recorded as a deferred tax asset and is included in deferred charges and other assets on the balance sheet.

12.   OPERATING LEASES

AS A LESSEE

At December 31, 2005 we were obligated under two land leases with the District of Columbia Redevelopment Land Agency for the Waterfront Complex. The leases pertain to land on which we own commercial properties that are currently under development. The leases, which expire in 2058, have aggregate annual rental payments of $130,000.

During 2005, we relocated our corporate offices within Rockville, Maryland and terminated our previous office lease agreement that was entered into in 2003. We paid a $50,000 fee to terminate this lease. The rent for our current office space commenced in July, 2005 and expires in December, 2012. Total rent paid under both of these leases for the year ended 2005 was $169,000.

Minimum rentals to be paid under these leases at December 31, 2005, are as follows (in thousands):

2006	$381
2007	388
2008	396
2009	404
2010	412
2011 and thereafter	6,741

Total	$8,722

AS A LESSOR

Substantially all leases of our residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee's option under certain conditions. No single tenant represents more than 10% of our total revenues. Minimum future rentals to be received for commercial property subject to non-cancelable and other leases as of December 31, 2005 are as follows (in thousands):

2006	$45,849
2007	39,759
2008	30,289
2009	23,155
2010	11,341
2011 and thereafter	31,869

Total	$182,262

We are also entitled to additional rents, which are not included above that are primarily based upon escalations of real estate taxes and operating expenses over base period amounts. We earned approximately $3,268,000, $2,174,000 and $1,054,000 of additional rents for the years ended December 31, 2005, 2004 and 2003.

13.   TRANSACTIONS WITH AFFILIATES

We have business transactions with several affiliates that are owned in part by certain of our shareholders, officers, and directors. These transactions are summarized as follows (in thousands):

	Years Ended December 31,
	2005		2004	2003
Revenues:
Management fees	$16		$16	$365
Interest	—		—	306
Cost and expenses:
Interest	837	(1)	329	—

(1)
Includes interest on an $8,000,000 loan to the Company bearing interest at 10%. This loan was repaid in December 2005.

In addition, certain affiliated entities participate under our insurance policy and reimburse us for the associated policy premiums.

14.   BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

In November 2004, we established a defined contribution plan (401K) that covers all employees. For the years ended December 31, 2005 and 2004, we contributed $75,000 and $12,000, respectively, to the 401K plan, representing 3% of all employee's salaries up to a maximum salary of $210,000 per employee in 2005 and $200,000 per employee in 2004.

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

Obligations and Funded Status (in thousands):

	December 31,
Change in benefit obligations:
	2005	2004
Benefit obligation at beginning of year	$3,438	$4,818
Service cost	91	174
Interest cost	101	265
Benefits paid	(15)	(1,488)
Curtailment gains	—	(564)
Settlement loss	(1,518)	400
Actuarial gains	91	(167)

Benefit obligations at end of year	$2,188	$3,438

	December 31,
Change in plan assets:
	2005	2004
Fair value of plan assets at beginning of year	$3,273	$4,422
Actual return on plan assets	116	339
Contributions by Employer	50
Benefits paid	(15)	(1,488)
Settlement	(1,518)	—

Fair value of plan assets at end of year	$1,906	$3,273

	2005	2004
Unfunded status of plan	$(282)	$(165)
Unrecognized (loss) gains	(120)	117
Unrecognized transition asset	74	130
Accrued liabilities	88	—
Prepaid pension expense	—	83
	December 31,
Amounts recognized in the consolidated balance sheet:
	2005	2004
Prepaid assets	$—	$83
Accrued liabilities	88	—

	December 31,
Information for pension plans with an accumulated benefit obligation in excess of plan assets
	2005	2004
Projected benefit obligation	$2,188	$3,438
Accumulated benefit obligation	1,937	3,039
Fair value of plan assets	1,906	3,273
	December 31,
Components of Net Periodic Benefit Cost
	2005	2004
Service cost	$91	$174
Interest cost	101	265
Expected return on plan assets	(110)	(291)
Amortization of transition asset	57	57

Preliminary net pension expense	139	205
Curtailment gain	—	(411)
Settlement loss	83	50

Final net periodic pension expense (income)	$222	$(156)

The actuarial assumptions used to determine the benefit obligations at December 31, 2005 and 2004 related to our defined benefit pension plan, as appropriate, are as follows:

	December 31,
Benefit Obligation Assumptions
	2005	2004
Discount rates	5.50%	6.00%
Rates of increase in future compensation	4.25%	4.25%

The actuarial assumptions used to determine the net (income) expense related to our defined benefit plan for years ended December 31, 2005 and 2004, as appropriate, are as follows:

	December 31,
Pension Cost Assumptions
	2005	2004
Discount rates	5.50%	5.50%
Expected long-term rates of return on assets	7.00%	7.00%
Rates of increase in future compensation levels	4.25%	4.25%

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

The asset allocations of our plans at December 31, 2005 and 2004, by asset category, were as follows:

	December 31,
Asset Category
	2005	2004
Equity securities	26.0%	56.0%
Debt securities	72.0%	41.0%
Other	2.0%	3.0%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2006	$52
2007	53
2008	395
2009	49
2010	49
2011-2015	683

15.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are described below.

As of December 31, 2005, the fair value of our $528,660,000 of mortgage and construction loans and other debt was $522,862,000. As of December 31, 2004, the fair value of our $334,182,000 of mortgage and construction loans and other debt was $331,848,000. The fair value of fixed rate debt is estimated by discounting the future cash flows based on borrowing rates currently available to us for financing on similar terms for borrowers with similar credit ratings. For variable rate obligations the carrying amount is a reasonable estimate of fair value.

The fair value of our other financial instruments approximates their carrying amounts.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(in thousands except earnings per common share amounts):

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenues	$29,874	$44,630	$20,967	$27,473
Operating income	6,995	10,619	(38)	1,957
Net income (loss)	881	2,765	(3,503)	(2,249)
Net income (loss) per common share	.16	.50	(.64)	(.41)
	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Operating revenues	$13,537	$16,997	$21,965	$25,147
Operating income	2,653	3,549	3,532	6,583
Net income	292	636	981	2,510
Net income per common share	.05	.12	.18	.46

17.   SEGMENT INFORMATION:

In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we report segment information for the following four categories:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial, a commercial management company.

Residential Rental Property

This segment includes the rental income derived from residential properties from leases of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. Also included in this segment are fees earned from our management of residential properties in 2004 and 2003.

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

Our real estate investments are located in the Washington DC, Philadelphia, Pennsylvania, Baltimore, Maryland, Wilmington, Delaware, Ocean City, Maryland, Orlando Florida and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

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

Following is a summary of our reportable segments.

December 31, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$55,364	$46,163	$11,365	$9,713	$339	$122,944
Cost of homebuilding, residential lots and other development	(43,679)	—	—	—	—	(43,679)
Operating expenses	—	(18,984)	(5,028)	(8,869)	—	(32,881)
Depreciation and amortization expense	—	(12,760)	(2,741)	(563)	—	(16,064)
Interest expense	—	(14,768)	(3,508)	(1,113)	(1,073)	(20,462)
Gain on sale of investments in joint ventures	(118)	127	1,542	—	—	1,551
Income (loss) from investments in joint ventures	1	1,018	(235)	—	9	793
Minority interest	(5,636)	119	(25)	—	—	(5,542)
Withdrawn public offering	—	—	—	—	(3,312)	(3,312)
Debt extinguishment costs	—	(2,046)	(865)	—	(260)	(3,171)
General, administrative and other expenses	—	—	—	—	(7,844)	(7,844)
Other (expense)	—	—	—	—	1,130	1,130

Income (loss) before taxes and discontinued operations	$5,932	$(1,131)	$505	$(832)	$(11,011)	$(6,537)

Assets:
Real estate at cost	$157,128	$308,258	$84,312	$16,993	$—	$566,691
Accumulated depreciation	—	(24,311)	(8,948)	(9,135)	—	(42,394)
Investments in joint ventures	19,013	10,669	371	—	—	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	24,854	24,854
Investments	—	—	—	—	63,028	63,028
Other	55,931	39,397	2,195	864	23,379	121,766

	$232,072	$334,013	$77,930	$8,722	$111,261	$763,998

December 31, 2004 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$24,605	$32,812	$10,395	$8,099	$1,735	$77,646
Cost of homebuilding, residential lots and other development	(21,071)	—	—	—	—	(21,071)
Operating expenses	—	(12,746)	(5,017)	(6,172)	—	(23,935)
Depreciation and amortization expense	—	(8,985)	(2,680)	(685)	—	(12,350)
Interest expense	—	(19,608)	3,316	997	1,405	(13,890)
Gain on sale of investments in joint ventures	—	—	—	—	624	624
Income from investments in joint ventures	(114)	1,502	(28)	—	—	1,360
Minority interest	(1,983)	(136)	52	—	—	(2,067)
General, administrative and other expenses	—	—	—	—	(3,973)	(3,973)
Other income	—	—	—	—	1,885	1,885

Income (loss) before taxes and discontinued operations	$1,437	$(7,161)	$6,038	$2,239	$1,676	$4,229

Assets:
Real estate at cost	$106,384	$203,583	$82,596	$15,904	$—	$408,467
Accumulated depreciation	—	(17,973)	(6,217)	(8,572)	—	(32,762)
Investments in joint ventures	415	8,942	485	—	—	9,842
Cash, cash equivalents and restricted cash	—	—	—	—	20,454	20,454
Investments	—	—	—	—	40,029	40,029
Other	29,027	26,443	5,162	905	27,613	89,150

	$135,826	$220,995	$82,026	$8,237	$88,096	$535,180

December 31, 2003 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$1,633	$16,106	$4,715	$7,896	$948	$31,298
Cost of homebuilding, residential lots and other development	(1,650)	—	—	—	—	(1,650)
Operating expenses	—	(6,484)	(2,389)	(5,236)	—	(14,109)
Depreciation and amortization expense	—	(4,272)	(1,025)	(863)	—	(6,160)
Interest expense	—	(6,545)	(659)	(821)	—	(8,025)
Gain on sale of investments in joint ventures
Income from investments in joint ventures	141	1,584	—	—	—	1,725
Minority interest	—	(49)	—	—	—	(49)
General, administrative and other expenses	—	—	—	—	(3,776)	(3,776)
Other income					2,041	2,041

Income (loss) before taxes and discontinued operations	$124	$340	$642	$976	$(787)	$1,295

18.   SUBSEQUENT EVENTS:

10333 Harwin Drive    In January 2006 we acquired a 148,000 square foot commercial office building located in Houston, Texas for a purchase price of $12,585,000. We placed a ten-year $10,640,000 mortgage loan on the building bearing a fixed interest rate of 5.78%.

El Camino Real    In January 2006 we acquired four commercial office buildings containing a total of 82,000 square feet of office space located in Houston, Texas for a purchase price of $6,052,000. We placed a ten-year $5,075,000 mortgage loan on the buildings bearing a fixed interest rate of 5.78%.

1100 NASA Road    In February 2006 we acquired a 57,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,502,000. In connection with the acquisition we assumed a mortgage loan with an outstanding principal balance of $2,864,000, maturing in 2012. The loan bears a fixed interest rate of 6.12%.

1110 NASA Road    In March 2006, we acquired a 60,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,978,000. In connection with the acquisition we assumed a mortgage loan with an outstanding principal balance of $3,500,000, maturing in 2014. The loan bears a fixed interest rate of 5.55%.

1120 NASA Road    In March 2006, we acquired an 80,000 square foot commercial office building located in Houston, Texas for a purchase price of $6,642,000. In connection with the acquisition we assumed a mortgage loan with an outstanding principal balance of $5,300,000, maturing in 2015. The loan bears a fixed interest rate of 5.41%.

Blue Bell Plaza    In January 2006 we acquired an office complex located in Plymouth Meeting, Pennsylvania, containing two commercial office buildings totaling 155,000 square feet of office space. The total purchase price of the buildings was $32,000,000. We placed a ten-year $29,800,000 mortgage loan on the buildings. The loan bears a fixed interest rate of 5.65% with interest-only payments due during the first two years of the loan. In connection with the acquisition we reimbursed the seller for approximately $2,300,000 for costs associated with prepayment of the existing mortgage debt, which we recorded as an addition to the purchase price.

Mearns Park    In March 2006, we acquired a property located in Warminster Pennsylvania, containing 230,000 square feet of industrial space, 70,000 square feet of commercial office space and land upon which we intend to construct a 48,000 square foot industrial building. The purchase price of the property was $19,000,000. In connection with the acquisition we assumed a mortgage loan with an outstanding principal balance of $11,546,000, maturing in 2013. The loan bears a fixed interest rate of 5.82%.

Historic Baltimore Portfolio    In January 2006, we sold three of the remaining four Baltimore properties for $17,100,000. We received $3,500,000 in net proceeds from the sales. All three properties are classified as assets held for sale on our consolidated balance sheet at December 31, 2005.

640 North Broad Street    In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000. At the time of the sale we received a promissory note for the entire purchase price. This note was repaid in March 2006 from proceeds obtained by the maker of the note from a $6,000,000 loan guaranteed by us and secured in part by a $3,000,000 certificate of deposit that we have purchased from the lender. In connection with the sale of our interest, we were removed as a guarantor under 640 North Broad's $32,000,000 acquisition and construction loan. In connection with the transaction, we recorded a deferred gain on sale of $596,000.

Stock Appreciation Rights Incentive Plan    In January 2006, our Board of Directors adopted a Stock Appreciation Rights Incentive Plan (the Plan). Under the Plan, we may grant to employees and consultants stock appreciation rights (SARs) with respect to up to 280,000 shares of our common stock. Upon exercise, each SAR will entitle the exercising holder to a cash payment equal to the excess of the market value of a share of common stock at the time of exercise over the market value of a share of common stock at the time of grant of the SAR. The Plan is administered by our Compensation Committee, which has sole authority to grant SARs to employees and consultants under the Plan. At the time of adoption, the term of each SAR granted pursuant to the Plan is no more than ten years after the date of grant. The SARs vest immediately upon grant. In January 2006, the Compensation Committee granted 172,500 SARs to our employees and our consultants. At the time of the grant the market value of a share of our common stock was $32.91. We will recognize in the Consolidated Statement of Operations the grant-date fair value of the SARs granted. As of the date of this filing, we have not calculated the grant-date fair value.

BRESLER & REINER, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(Dollars in thousands)

				Cost Capitalization Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which Depreciation on Latest Income Statement is Computed
		Initial Cost to Company
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Versar Center (Two office buildings in Springfield, VA)	$17,870	$2,187	$21,149	$2,250	$2,556	$23,030	$25,586	$2,378	1982/1986	2002	3 – 39 years
Bank Building (Office building in Manassas, VA)	958	90	786	—	118	758	876	422	1991	—	3 – 39 years
Paradise/Sudley North (Four office buildings in Manassas, VA)	16,458	1,898	12,679	4,625	3,534	15,668	19,202	9,473	1987	1987	3 – 39 years
7800 Building (Office building in Manassas, VA)	0	283	1,636	382	427	1,874	2,301	1,238	1986	—
Fort Hill (Office building in Centreville, VA)	5,493	500	6,492	347	554	6,785	7,339	1,123	1987	2000	3 – 39 years
Washington Business Park (Two office buildings and seven flex warehouse buildings in Lanham, MD)	38,586	9,260	30,492	5,480	9,260	35,972	45,232	3,706	VAR	2001	3 – 39 years
900 Northbrook (Office building in Trevose, PA)	10,937	1,800	7,874	417	2,115	7,976	10,091	486	2001	2003	3 – 39 years
Charlestown North (Apartments in Greenbelt, MD)	4,816	—	2,179	4,119	253	6,045	6,298	3,909	1966	1971	3 – 39 years
Victoria Place (Apartments in Orlando, FL)	32,907	3,825	35,863	138	3,855	35,971	39,826	2,754	—	2003	3 – 39 years
The Fountains (Apartments in Orlando, FL)	39,500	4,000	32,745	1,443	4,000	34,188	38,188	2,285	—	2003	3 – 39 years
Inn at the Colonnade (Hotel in Baltimore, MD)	9,632	1,955	5,413	2,220	1,955	7,633	9,588	4,044	—	1993	3 – 39 years
Holiday Inn Express (Hotel in Camp Spings, MD)	3,566	377	2,793	3,713	378	6,505	6,883	5,090	—	1987	3 – 39 years
Fort Washington (2 Office buildings in Fort Washington, PA)	47,921	9,489	37,507	4,204	7,114	44,086	51,200	2,047	1987	2004	3 – 39 years
West Germantown Pike (2 Office buildings in Plymouth Meeting, PA)	15,852	3,136	14,961	275	3,193	15,179	18,372	759	1950	2004	3 – 39 years
One Northbrook (Office building in Trevose, PA)	14,973	2,590	13,586	556	2,590	14,142	16,732	695	1989	2004	3 – 39 years
10 Calvert Street (Office building in Baltimore, MD)	8,338	1,599	9,626	159	1,599	9,785	11,384	301	—	2004	3 – 39 years
102 Pickering Way (Office building in Exton, PA)	10,069	2,501	11,469	56	2,522	11,504	14,026	222	—	2005	3 – 39 years
Cross Keys (Office building in Doylestown, PA)	10,855	2,836	11,817	3	2,836	11,820	14,656	227	—	2005	3 – 39 years
Wynwood (Office building in Chantilly, VA)	—	1,105	11,318	—	1,105	11,318	12,423	174	—	2005	3 – 39 years
1105 Market Street (Office building in Wilmington, DE)	19,000	2,417	18,806	651	2,417	19,457	21,874	452	—	2005	3 – 39 years
919 Market Steet (Office building in Wilmington, DE)	35,600	4,434	30,646	52	4,435	30,697	35,132	591	—	2005	3 – 39 years

Total properties	$343,331	$56,282	$319,837	$31,090	$56,816	$350,393	$407,209	$42,376

Corporate	30,406	—	—	1,034	—	1,034	1,034	16			3 – 39 years

Total Properties and Corporate	$373,737	$56,282	$319,837	$32,124	$56,816	$351,427	$408,243	$42,392

BRESLER & REINER, INC.

NOTES TO SCHEDULE III
(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was $561,187,000 at December 31, 2005.

The changes in rental property and equipment for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, January 1	$319,322	$203,335	$112,991
Additions during period— Acquisitions	98,110	115,987	92,014
Improvements	7,158
Deductions during period— Real Estate Sold	(7,299)	—	(1,670)
Other— (1)	(10,082)	—	—

Balance, December 31	$407,209	$319,322	$203,335

The changes in accumulated depreication for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, January 1	$32,820	$24,948	$20,415
Additions during period— Depreciation expense	9,830	7,872	6,393
Deductions during period— Real Estate Sold	(45)	—	—
Other— (1)	(229)	—	(1,860)

Balance, December 31	$42,376	$32,820	$24,948

Notes:

(1)
Included in assets held for sale and are not included in the Schedule III table.

QuickLinks

BRESLER & REINER, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2005
TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART II
PART III
PART IV
SIGNATURES
BRESLER & REINER, INC. FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2005 and 2004
BRESLER & REINER, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2005 AND 2004
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
BRESLER & REINER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BRESLER & REINER, INC. SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2005 (Dollars in thousands)
BRESLER & REINER, INC. NOTES TO SCHEDULE III (in thousands)