Form 10-Q
period 2006-03-31
BRESLER & REINER INC
filed 2006-05-12
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(301) 945-4300
Registrant’s telephone number, including area code

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.    5,477,212 shares of Common Stock $0.01 par value, as of May 11, 2006.

BRESLER & REINER, INC.
FORM 10-Q
March 31, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements and Notes

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(UNAUDITED)

	2006	2005
ASSETS
Real Estate:
Rental property and equipment	$487,607,000	$398,179,000
Property and land development	157,166,000	154,139,000
Land held for investment	1,887,000	2,989,000
Real estate, at cost	646,660,000	555,307,000
Less: accumulated depreciation	(46,275,000)	(42,093,000)
Total real estate, net	600,385,000	513,214,000
Assets held for sale	19,689,000	78,433,000
Receivables:
Income taxes receivable	2,633,000	2,429,000
Mortgage and notes receivable, other	832,000	834,000
Other receivables	6,939,000	6,239,000
Cash and cash equivalents	13,102,000	10,820,000
Restricted cash and deposits held in escrow	21,744,000	14,034,000
Investments, principally available-for-sale securities	36,836,000	63,028,000
Investment in and advances to joint ventures	30,239,000	30,053,000
Deferred charges and other assets, net	55,453,000	44,914,000
Total assets	$787,852,000	$763,998,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$540,849,000	$477,188,000
Liabilities of assets held for sale	8,582,000	52,060,000
Accounts payable, trade and accrued expenses	17,503,000	18,662,000
Deferred income taxes payable	12,134,000	11,453,000
Other liabilities	36,718,000	27,577,000
Total liabilities	615,786,000	586,940,000
Minority interest	47,106,000	49,696,000
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of March 31, 2006 and December 31, 2005.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	119,184,000	121,586,000
Total shareholders’ equity	124,960,000	127,362,000
Total liabilities and shareholders’ equity	$787,852,000	$763,998,000

See Notes to Condensed Consolidated Financial Statements

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING REVENUES
Homebuilding, residential lots and other development	$5,962,000	$15,843,000
Rentals—commercial	13,932,000	8,603,000
Rentals—residential	2,998,000	2,783,000
Hospitality	1,853,000	1,994,000
Other	118,000	30,000
Total operating revenues	24,863,000	29,253,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	5,083,000	11,529,000
Rental expense—commercial
Operating expenses	5,796,000	3,479,000
Depreciation and amortization expense	4,655,000	2,305,000
Rental expense—residential
Operating expenses	1,295,000	1,068,000
Depreciation and amortization expense	679,000	635,000
Hospitality expense
Operating expenses	1,835,000	2,089,000
Depreciation and amortization expense	108,000	170,000
General and administrative expense	3,787,000	1,122,000
Total operating expenses	23,238,000	22,397,000
Total operating income	1,625,000	6,856,000
OTHER INCOME (EXPENSES)
Interest income	381,000	366,000
Interest expense	(6,868,000)	(3,832,000)
(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(4,862,000)	3,390,000
Income from investments in joint ventures	142,000	222,000
Minority interest	(307,000)	(2,110,000)
(Loss) income before income taxes and discontinued operations	(5,027,000)	1,502,000
Benefit (provision) for income taxes	1,830,000	(550,000)
(Loss) income from continuing operations	(3,197,000)	952,000
Income (loss) from discontinued operations, net of tax	795,000	(71,000)
Net (loss) income	$(2,402,000)	$881,000
(LOSS) EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.58)	$0.17
Income (loss) from discontinued operations, net of tax	0.14	(0.01)
Net (loss) income	$(0.44)	$0.16
Weighted average number of common shares outstanding	5,477,212	5,477,212

See Notes to Condensed Consolidated Financial Statements

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(2,402,000)	$881,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,202,000	3,297,000
Gain on sale of properties and investments in joint ventures	(6,354,000)	—
Income from investments in joint ventures	(142,000)	(222,000)
Minority interest expense	5,222,000	1,996,000
Deferred income taxes	681,000	147,000
Amortization of finance costs and capitalized interest	(270,000)	89,000
Homebuilding and land development	(5,991,000)	(10,120,000)
Distribution of income from investments in joint ventures	74,000	109,000
Changes in assets and liabilities:
Receivables	194,000	3,801,000
Other assets	(3,194,000)	3,794,000
Other liabilities	5,057,000	(1,282,000)
Total adjustments	479,000	1,609,000
Net cash (used in) provided by operating activities	(1,923,000)	2,490,000
INVESTING ACTIVITIES:
Investment in joint ventures	—	(2,701,000)
Distributions from joint ventures in excess of income	7,000	7,000
Deposits for property acquisitions	1,116,000	(879,000)
Increase in restricted cash	(7,710,000)	(2,366,000)
Decrease (increase) in investments principally available-for-sale securities	26,192,000	(6,953,000)
Purchase of rental property, equipment and other	(68,668,000)	(22,175,000)
Net purchase of property and land under development	3,757,000	(12,023,000)
Decrease in notes receivable	2,000	3,788,000
Proceeds from sale of properties and investments in joint ventures	13,686,000	—
Net cash (used in) investing activities	(31,618,000)	(43,302,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	60,248,000	49,256,000
Repayment of mortgage and construction loans and other debt	(20,728,000)	(9,802,000)
(Distributions to) contributions from minority partners	(2,759,000)	1,169,000
Increase in deferred charges	(938,000)	(967,000)
Net cash provided by financing activities	35,823,000	39,656,000
Net increase (decrease) in cash and cash equivalents	2,282,000	(1,156,000)
Cash and cash equivalents, beginning of the period	10,820,000	9,914,000
Cash and cash equivalents, end of the period	$13,102,000	$8,758,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$5,696,000	$3,536,000
Income taxes (current and estimated)	25,000	—
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Debt assumed on acquisitions	23,117,000	24,716,000
Liabilities related to loan guaranties	369,000	—
Accrued rental property and equipment	610,000	694,000

See Notes to Condensed Consolidated Financial Statements

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland Eastern Shore; Houston, Texas, and Orlando, Florida, metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

PRINCIPLES OF CONSOLIDATION

Our condensed consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R). Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

COMPREHENSIVE INCOME

Except for net income, we do not have any items impacting comprehensive income. Therefore, comprehensive income and net income are the same.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgment include the allocation of purchase prices and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; and the determination of consolidation methodology for joint ventures.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

RECLASSIFICATIONS

Certain amounts reported in the 2005 consolidated financial statements have been reclassified to conform to the current year presentation.

2.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the three months ended March 31, 2006, we entered into several transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or losses on sales of assets have been calculated and recorded as of the date of the transaction. All the investments have been consolidated into our consolidated financial statements.

ACQUISITIONS AND INVESTMENTS

The following table summarizes the real estate acquired during the three months ended March 31, 2006 all of which are commercial, office and industrial properties, described in further detail below:

	Location	Date of Acquisition	Size (Sq Feet)	B&R Ownership	Purchase Price (in 000s)
Blue Bell Plaza	Plymouth Meeting, PA	January 2006	155,000	100.0%	$32,000
10333 Harwin Drive	Houston, TX	January 2006	148,000	100.0%	12,585
17043-49 El Camino	Houston, TX	January 2006	82,000	100.0%	6,052
1100 NASA Road	Houston, TX	February 2006	57,000	100.0%	4,502
1110 NASA Road	Houston, TX	March 2006	60,000	100.0%	4,978
1120 NASA Road	Houston, TX	March 2006	80,000	100.0%	6,642
Mearns Park(1)	Warminster, PA	March 2006	300,000	100.0%	19,000
Total Properties			882,000		$85,759

(1)          Property contains 230,000 square feet of industrial space and 70,000 square feet of commercial space.

ACQUISITIONS

Blue Bell Plaza   In January 2006, we acquired an office complex located in Plymouth Meeting, Pennsylvania, containing two commercial office buildings totaling 155,000 square feet of office space. The total purchase price of the buildings was $32,000,000. We placed a ten-year $29,800,000 mortgage loan on the buildings. The loan bears a fixed interest rate of 5.65%.

10333 Harwin Drive   In January 2006, we acquired a 148,000 square foot commercial office building located in Houston, Texas for a purchase price of $12,585,000. We placed a ten-year $10,640,000 mortgage loan on the building bearing a fixed interest rate of 5.78%.

17043-49 El Camino   In January 2006, we acquired four commercial office buildings containing a total of 82,000 square feet of office space located in Houston, Texas for a purchase price of $6,052,000. We placed a ten-year $5,075,000 mortgage loan on the buildings bearing a fixed interest rate of 5.78%.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

1100 NASA Road   In February 2006, we acquired a 57,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,502,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $2,864,000, maturing in 2012. The loan bears a fixed interest rate of 6.12%.

1110 NASA Road   In March 2006, we acquired a 60,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,978,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $3,446,000, maturing in 2014. The loan bears a fixed interest rate of 5.55%.

1120 NASA Road   In March 2006, we acquired an 80,000 square foot commercial office building located in Houston, Texas for a purchase price of $6,642,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $5,260,000, maturing in 2015. The loan bears a fixed interest rate of 5.41%.

Mearns Park   In March 2006, we acquired a property located in Warminster Pennsylvania, containing 230,000 square feet of industrial space, 70,000 square feet of commercial office space and land upon which we intend to construct a 48,000 square foot industrial building. The purchase price of the property was $19,000,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $11,547,000, maturing in 2013. The loan bears a fixed interest rate of 5.82%.

DISPOSITIONS

Historic Baltimore Portfolio   In January 2006, we sold three of the remaining four Baltimore properties for $17,100,000. We received $3,424,000 in net proceeds from the sales. All three properties are classified as assets held for sale on our consolidated balance sheet at December 31, 2005.

640 North Broad Street   In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000. At the time of the sale we received a promissory note for the entire purchase price. This note was repaid in March 2006 from proceeds obtained by the maker of the note from a $6,000,000 loan guarantied by us and secured in part by a $3,000,000 certificate of deposit that we have purchased from the lender. In connection with the sale of our interest, we were removed as a guarantor under 640 North Broad’s $32,000,000 acquisition and construction loan. In connection with the transaction, we recorded a deferred gain on sale of $262,000. We remain a guarantor under the entity’s $6,900,000 bridge construction loan, see Note 5.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

PRO-FORMA RESULTS OF OPERATIONS

The following pro-forma statements reflect our results of operations as if our acquisitions completed in 2006, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Pro-forma(1) Three Months Ended March 31,
	2006	2005
Operating revenues	$26,484	$32,632
Net (loss) income	$(2,620)	$610
(Loss) earnings per share	$(0.48)	$0.11

(1)          The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

3.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At March 31, 2006, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage
1925 K Associates LLC (1925 K Street)	85%
WBP Undeveloped Land (WBP Undeveloped Land)	80%
Redwood Commercial Management, LLC (Redwood Commercial)	50%
Tech-High Leasing Company (Tech-High Leasing)	50%
Selborne House at St. Marks Owner, LLC (Arbor Crest)	33%
Madison Building Associates, LLC (Madison Building)	25%
Venice Lofts Associates LP (Venice Lofts)	50%
Symphony House Associates LP (Symphony House)	50%
B&R Devon Square Owner, LP (Devon Square)	6%

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
ASSETS	2006	2005
Cash	$3,284	$3,523
Land held for investment	—	5,929
Property under development	62,369	42,359
Rental property & equipment	70,366	68,766
Other assets	4,218	4,772
Total assets	$140,237	$125,349
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$92,173	$80,070
Other liabilities	12,181	9,284
Total liabilities	104,354	89,354
Members’ equity	35,883	35,995
Total liabilities and members’ equity	$140,237	$125,349
Company’s interest in members’ equity(1)	$29,228	$29,063

(1)          Included in Company’s interest in members’ equity of $1,256,000 at March 31, 2006 and $1,247,000 at December 31, 2005 of equity from the trust preferred security.

The difference between the carrying amount of our investment in and advances to joint ventures and our accumulated membership interest noted above is primarily due to advances to joint ventures, capitalized interest on our investment balance in joint ventures that own real estate under development and the fair value of loan guaranties we have provided. The capitalized interest is amortized as the development units are sold.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Operating revenues	$3,096	$2,669
Operating expenses	1,546	1,366
Interest expense	872	558
Depreciation and amortization expense	648	591
Net income	$30	$154
Company’s equity in earnings of unconsolidated joint ventures	$142	$222

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands)

Property(1)	Interest Rate(4)	Maturity	March 31, 2006	December 31, 2005
Fort Washington	5.60%	2014	$47,747	$47,921
Washington Business Park	7.63%	2031	38,472	38,586
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
919 Market Street	5.52%	2015	35,600	35,600
Victoria Place Apartments	4.72%	2013	32,763	32,907
Blue Bell Plaza	5.65%	2016	29,800	—
640 North Broad—Construction Loan(2)	LIBOR + 155 basis pts.	2007	—	28,651
640 North Broad—Bridge Loan(2)	LIBOR + 175 basis pts.	2007	—	6,545
Red Mill Pond—Development Loans(6)	6.00%	2008	26,244	27,279
Red Mill Pond—Promissory Note(6)	6.00%	2012	8,115	8,115
1105 Market Street	LIBOR + 195 basis pts.	2007	19,000	19,000
Versar Center	6.18%	2013	17,807	17,869
Seaside(6)	Lender’s Prime Rate	2007	15,402	17,484
Sudley N. Bldgs A, B, C, & D and Bank Bldg.	7.47%	2012	17,365	17,416
West Germantown Pike	5.90%	2033	15,793	15,852
One Northbrook	5.75%	2014	14,921	14,973
Wynwood	5.62%	2016	11,800	—
Mearns Park(5)	5.82%	2013	11,547	—
900 Northbrook	5.98%	2013	10,899	10,937
Cross Keys(5)	5.45%	2013	10,813	10,855
10333 Harwin Drive	5.78%	2016	10,626	—
102 Pickering Way(5)	6.50%	2013	10,035	10,069
Inn at the Colonnade	7.45%	2011	9,583	9,632
Crisfield	LIBOR + 200 basis pts.	2008	10,915	9,867
Baltimore Portfolio (1 Building)(2)	5.95%	2012	8,306	8,338
Baltimore Portfolio (3 Buildings)(2)	LIBOR + 175 basis pts.	2006	—	8,083
Fort Hill	7.70%	2011	5,476	5,493
1120 Nasa Parkway(5)	5.41%	2015	5,260	—
17043-49 El Camino	5.78%	2016	5,068	—
Charlestown North	6.74%	2012	4,800	4,816
Holiday Inn Express	7.88%	2011	3,549	3,566
1110 Nasa Parkway(5)	5.55%	2014	3,446	—
1100 Nasa Parkway(5)	6.12%	2012	2,859	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts.	2007	2,977	—
Sudley South	LIBOR + 180 basis pts.	2006	2,608	4,283
Laguna Vista(6)	LIBOR + 185 basis pts.	2006	1,696	1,670
Total mortgage and construction loans			490,792	455,307
Junior subordinated notes	8.37%	2035	41,238	41,238
Line of credit	LIBOR + 175 basis pts.	2007	15,398	30,406
Other	(3)	(3)	1,709	1,709
Total mortgage and construction loans and other debt			$549,137	$528,660

(1)          Note is secured by the property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(2)          The debt for these properties is included in liabilities of assets held for sale on the balance sheet.

(3)          Represents a deferred purchase money promissory note.

(4)          LIBOR rate is the one-Month LIBOR rate which was 4.83% at March 31, 2006. Lender’s Prime Rate was 7.50% at March 31, 2006.

(5)          Included in mortgages and construction loans and other debt are fair market value adjustments on assumed debt. The net unamortized fair market value adjustments were $20,000 at March 31, 2006 and $145,000 at December 31, 2005.

(6)          We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations; however, they may under certain conditions provide for accelerated repayments, if requested by the lender.

In February 2006, we amended our unsecured line of credit facility increasing the capacity under the line from $32,200,000 to $50,000,000 and extended the maturity date to May 2007.

Several of our loans contain certain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $110,000,000, a minimum liquidity of $30,000,000, and a minimum Funds from Operations of $15,000,000 at December 31, 2006. We are in compliance with our loan covenants, including covenants under our line of credit as amended in March 2006.

As part of our construction and development activities, we capitalized $466,000 and $424,000 of interest for the three months ended March 31, 2006 and 2005, respectively.

5.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guarantied repayment under the primary loan was reduced to $12,263,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

We have guarantied repayment of an $8,500,000 mezzanine construction loan obtained by Venice Lofts. The loan matures in 2007. The amount outstanding under the loan totaled $5,307,000 at March 31, 2006.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At March 31, 2006, the balance outstanding under the loan totaled $13,692,000.

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925 K Street. The loan matures in April 2007, but may be

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

extended for up to an additional two years at the option of the borrower. We sold our interest in 1925K Street in April 2006 and the guaranty was released.

At March 31, 2006 we were a guarantor of certain loan obligations relating to the development of the 640 North Broad property aggregating $12,545,000. We have received an indemnification against our guaranty from a principal owner in the development.

In support of certain consolidated entities’ mortgage loans we have provided master lease agreements, and we have provided indemnification for certain environmental events. These agreements are provided to mortgage lenders to facilitate more favorable terms.

LITIGATION

We are currently a party to a lawsuit filed by our partner in a joint venture that owns one of our commercial properties. The suit was filed in the Circuit Court of Montgomery County, Maryland in December 2005, and the Plaintiff’s request for injunctive relief was denied by the Court in February 2006. The plaintiff seeks $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages. We believe the complaint is without merit and we intend to vigorously defend the lawsuit. No provision has been recorded in the accompanying condensed consolidated financial statements for our exposure, if any, related to this litigation.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.   STOCK APPRECIATION RIGHTS

In January 2006, our Board of Directors adopted a Stock Appreciation Rights Incentive Plan (the Plan). Under the Plan, we may grant to employees and consultants up to an aggregate of 280,000 stock appreciation rights (SARs) with respect to shares of our common stock. Upon exercise, each SAR will entitle the exercising holder to a cash payment equal to the excess of the market value of a share of common stock at the time of exercise over the market value of a share of common stock at the time of grant of the SAR. The Plan is administered by our Compensation Committee, which has sole authority to grant SARs to employees and consultants under the Plan. At the time of adoption, the term of each SAR granted pursuant to the Plan is no more than ten years after the date of grant. The SARs vest immediately upon grant. In January 2006, the Compensation Committee granted SARs to our employees and our consultants. As of March 31, 2006, 172,000 SARs were issued and none had been exercised.

Under Statement of Financial Accounting Standard (SFAS) 123(R), Share-Based Payment, we recognized additional compensation expense and a compensation liability for the fair value of the SARs at the end of the quarter. The expense and compensation liability will be adjusted each quarter end by recomputing the fair values of the outstanding SARs. At the time of the grant the market value of a share of our common stock was $32.91. At March 31, 2006, the market value of a share was $33.25. The company uses the “plain vanilla” Black-Scholes-Merton closed-form model as described in SEC Staff Accounting Bulletin 107 for determining the fair value of the SARs. The following assumptions were used as of the March 31, 2006, measurement date: expected volatility of 20.2%, expected remaining life of 4.83 years and risk free interest rate of 4.84%. No dividend yield was assumed because there can be no assurance that

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

dividends will be paid. The Company has declared and paid dividends in only two of the last five years. We recognized $1,644,000 of compensation liability and compensation expense related to these SARs grants for the quarter.

7.   DISCONTINUED OPERATIONS

At March 31, 2006, assets and liabilities held for sale included Divine Lorraine and one remaining property in the Historic Baltimore Portfolio, 10 N. Calvert Street. As of December 31, 2005, assets and liabilities of 640 North Broad; Divine Lorraine and four properties in the Historic Baltimore Portfolio were reported as assets held for sale.

The condensed consolidated statements of operations include the results of operations and gains on sale for all eight of the properties in the Historic Baltimore Portfolio; and our share of earning from the Commons for the quarter ended March 31, 2005 and four of the properties in the Baltimore Portfolio for the quarter ended March 31, 2006.

In January 2006, we sold three of the remaining four Baltimore Properties for a total of $17,100,000 and recorded a pre-tax gain on sale of $1,352,000, net of our equity partner’s share of the gain. We have also executed an agreement to sell the remaining Baltimore property.

In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000 and recorded a deferred gain on sale of approximately $262,000.

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$6,945	$1,496
(Loss) before gain on sale and provision for income taxes	$(110)	$(243)
Gain on sale	6,350	—
Minority interest	(4,915)	125
(Benefit) provision for income taxes	(530)	47
Income (loss) from discontinued operations	$795	$(71)

8.   INCOME TAXES

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted. The Company and its subsidiaries file a consolidated income tax return.

Our provision for income taxes for the three months ended March 31, 2006 and 2005, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

estimated full year effective tax rate to our year-to-date earnings through March 31, 2006 and 2005 respectively.

9.   SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we report segment information for the following four categories:

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

Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland Eastern Shore; Houston, Texas and Orlando, Florida, metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing, and leasing strategies.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Following is a summary of our reportable segments.

Three Months Ended March 31, 2006 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$5,962	$13,932	$2,998	$1,853	$118	$24,863
Cost of homebuilding, residential lots and other development	(5,083)	—	—	—	—	(5,083)
Operating expenses	—	(5,796)	(1,295)	(1,835)	—	(8,926)
Depreciation and amortization expense	—	(4,655)	(679)	(108)	—	(5,442)
Interest expense	—	(4,727)	(1,046)	(259)	(836)	(6,868)
Gain on sale of investments in joint ventures	—	—	—	—	—	—
Income (loss) from investments in joint ventures	2	136	(22)	—	26	142
Minority interest	(304)	14	(17)	—	—	(307)
General, administrative and other expenses	—	—	—	—	(3,787)	(3,787)
Other (expense)	—	—	—	—	381	381
Income (loss) before taxes and discontinued operations	$577	$(1,096)	$(61)	$(349)	$(4,098)	$(5,027)
As of March 31, 2006 (in thousands)
Assets:
Real estate at cost	$159,053	$385,877	$84,567	$17,163	$—	$646,660
Accumulated depreciation	—	(27,408)	(9,624)	(9,243)	—	(46,275)
Investments in joint ventures	19,136	10,754	349	—	—	30,239
Cash, cash equivalents and restricted cash	—	—	—	—	34,846	34,846
Investments	—	—	—	—	36,836	36,836
Other	8,352	58,149	1,288	900	16,857	85,546
	$186,541	$427,372	$76,580	$8,820	$88,539	$787,852

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Three Months Ended March 31, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$15,843	$8,603	$2,783	$1,994	$30	$29,253
Cost of homebuilding, residential lots and other development	(11,529)	—	—	—	—	(11,529)
Operating expenses	—	(3,479)	(1,068)	(2,089)	—	(6,636)
Depreciation and amortization expense	—	(2,305)	(635)	(170)	—	(3,110)
Interest expense	—	(2,931)	(799)	(260)	158	(3,832)
Gain on sale of investments in joint ventures	—	—	—	—	—	—
Income from investments in joint ventures	—	300	(78)	—	—	222
Minority interest	(2,089)	(3)	(18)	—	—	(2,110)
General, administrative and other expenses	—	—	—	—	(1,122)	(1,122)
Other income	—	—	—	—	366	366
Income (loss) before taxes and discontinued operations	$2,225	$185	$185	$(525)	$(568)	$1,502
As of December 31, 2005 (in thousands)
Assets:
Real estate at cost	$157,128	$296,874	$84,312	$16,993	$—	$555,307
Accumulated depreciation	—	(24,010)	(8,948)	(9,135)	—	(42,093)
Investments in joint ventures	19,013	10,669	371	—	—	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	24,854	24,854
Investments	—	—	—	—	63,028	63,028
Other	55,931	50,480	2,195	864	23,379	132,849
	$232,072	$334,013	$77,930	$8,722	$111,261	$763,998

10.   SUBSEQUENT EVENTS

Valley Square   In April 2006, we purchased Valley Square Office Park, consisting of five commercial office buildings containing a total of 294,000 square feet of space, for a total purchase price of $42,500,000. The office park is located in Blue Bell, Pennsylvania, adjacent to Blue Bell Plaza. We placed a ten-year $37,500,000 mortgage loan on the buildings, which bears interest at 6.3%.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

1717 Portway Drive   In April 2006, we acquired a 67,000 square foot commercial office complex in Houston, Texas for a purchase price of $4,858,000. In connection with the acquisition we assumed the remaining balance of $2,738,000 on the existing mortgage loan on the building with an interest rate of 5.75% and due in March 2013.

Divine Lorraine   In May 2006, we sold the Divine Lorraine property for $6,868,000 and the adjacent ground for $3,232,000 and will recognize a gain on sale of $1,484,000 during the second quarter.

1925 K Street   In April 2006, we sold our interest in 1925K Street Associates, LLC for $26,000,000. We received $25,749,000 in cash proceeds from the sale and will recognize a gain on sale of approximately $18,000,000 during the second quarter of 2006.

9950 Westpark   In May 2006, we acquired a 110,800 square foot commercial office complex in Houston, Texas for a purchase price of $7,818,000. In connection with acquisition we placed a ten-year fixed rate $6,375,000 mortgage loan on the buildings, which bears interest at 6.37%.

In May 2006, the Board of Directors of Bresler & Reiner, Inc. declared a cash dividend of $0.15 per share of common stock. The dividend will be paid on June 15, 2006 to record holders of our common stock as of June 1, 2006.

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

•       future litigation and

•       changes in environmental health and safety laws.

The discussion that follows is based primarily on our consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the results of operations for the three months ended March 31, 2006 and 2005 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Overview.

We earn our revenues and profits from leasing commercial office space and residential apartment units, providing services at our hospitality properties, selling residential condominium units and selling both developed and undeveloped land. Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore Maryland; Maryland Eastern Shore; Houston, Texas and Orlando, Florida, metropolitan areas.

We are a real estate owner and developer with a diversified portfolio of assets that encompasses the following four real estate segments: commercial property rentals; residential apartment rentals; hospitality properties; and commercial, residential and land development, as described below:

Commercial, Residential and Land Development

This segment primarily includes the development of residential condominium and rental apartment units, the development of commercial buildings and the development of lots as part of residential subdivisions. Also included, are the revenues and costs associated with undeveloped commercial land sales, and other construction activity.

Development projects as of March 31, 2006:

Project Name	Location	Date of Acquisition	Development Type	Size(1)	Number sold(2)	B&R Ownership %
Consolidated Properties(3)
Laguna Vista	Ocean City, MD	2003	Residential	41 units	19	100.0%
			Condominiums
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential	20 units	-0-	51.0%
			Condominiums
Crisfield	Ocean City, MD	2005	Residential Lots	232	16	51.0%
Red Mill Pond	Ocean City, MD	2005	Residential Lots	541	-0-	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	138 lots	30	51.0%
Waterfront	Washington, DC	1964	Commercial	1,144,000 sq ft(4)	(5)	46.0%
			Office Complex
1150 Northbrook	Trevose, PA	2003	Commercial	108,000 sq. ft.	(5)	100.0%
			Office Building
Sudley South	Manassas, VA		Commercial	54,000 sq. ft.	14,061 sq ft.	100.0%
			Office Condominiums
Divine Lorraine(6)	Philadelphia, PA	2003	Residential	135 units	-0-	95.0%
			Apartments
Unconsolidated Properties(3)
Symphony House	Philadelphia, PA	2005	Residential	163 units(7)	-0-	50	%(8)
			Condominiums
Venice Lofts	Philadelphia, PA	2005	Residential	128 units	-0-	50	%(8)
			Condominiums
Washington Business Park	Lanham, MD	2001	Undeveloped	79 acres	29 acres	80.0%
Land			Land

NOTES:

(1)             Represents the actual or planned size of the project based on square footage, lots, units or acres.

(2)             Represents number of sales that had closed as of March 31, 2006.

(3)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting.

(4)             Represents the current size of the Waterfront Complex. The size of the development project has not yet been determined.

(5)             Upon completion, the space will be leased to tenants.

(6)             This property was sold in May 2006, prior to any development. The assets and liabilities of this entity are included in assets and liabilities held for sale in the accompanying consolidated financial statements.

(7)             Project also includes a theatre containing 35,000 square feet of space and other retail space, as well as a parking garage.

(8)             We control and consolidate the financial statements of B&R Philadelphia Condo Investors, LP, which owns unconsolidated 50% interests in Symphony House and in Venice Lofts.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources.

Commercial rental properties as of March 31, 2006:

Property Name	Number of Buildings	Square Feet	Occupancy(1)		Location	B&R Ownership
Consolidated Properties(2)
Washington Business Park(3)	9	568,000	96.6%		Lanham, MD	80.0%
Fort Washington Executive Center	3	393,000	98.7%		Ft. Washington, PA	97.5%
Versar Center	2	217,000	93.4%		Springfield, VA	100.0%
Sudley North (Buildings A, B & C)	3	116,000	92.8%		Manassas, VA	100.0%
West Germantown Pike	2	115,000	94.6%		Plymouth Meeting, PA	98.1%
10 North Calvert(5)	1	179,000	92.5%		Baltimore, MD	51.0%
One Northbrook	1	95,000	84.8%		Trevose, PA	100.0%
Sudley North (Building D)	1	69,000	100.0%		Manassas, VA	50.0%
900 Northbrook	1	66,000	94.0%		Trevose, PA	90.0%
Fort Hill	1	66,000	100.0%		Centreville, VA	80.0%
7800 Building	1	15,000	100.0%		Manassas, VA	100.0%
Bank Building	1	3,000	100.0%		Manassas, VA	100.0%
1105 Market Street	1	173,000	50.2%	(4)	Wilmington, DE	100.0%
919 Market Street	1	223,000	94.4%		Wilmington, DE	100.0%
102 Pickering Way	1	80,000	94.9%		Exton, PA	100.0%
Cross Keys	1	82,000	97.8%		Doylestown, PA	100.0%
Wynwood	2	88,000	100.0%		Chantilly, VA	100.0%
Blue Bell Plaza	2	155,000	100.0%		Plymouth Meeting, PA	100.0%
10333 Harwin Drive	1	148,000	70.6%		Houston, TX	100.0%
17043-49 El Camino	4	82,000	80.7%		Houston, TX	100.0%
1100 NASA Road	1	57,000	94.2%		Houston, TX	100.0%
1110 NASA Road	1	60,000	80.2%		Houston, TX	100.0%
1120 NASA Road	1	80,000	96.1%		Houston, TX	100.0%
Mearns Park	1	300,000	100.0%		Warminster, PA	100.0%
Total consolidated properties	43	3,430,000
Unconsolidated Properties(2)
1925 K Street(6)	1	149,000	99.2%		Washington, DC	85.0%
Devon Square	2	140,000	39.4%	(4)	Devon, PA	5.5%
Madison Building	1	82,000	100.0%		McLean, VA	24.9%
Total unconsolidated properties	4	371,000
Total consolidated and unconsolidated properties	47	3,801,000

NOTES:

(1)           At March 31, 2006.

(2)           Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with GAAP.

(3)           Consists of two office buildings and seven flex and warehouse buildings.

(4)           Properties are currently under or have recently completed a renovation.

(5)           10 N. Calvert Street is currently being held for sale. The results of operations related to this property are included in income from discontinued operations, net of tax and minority interest, in the accompanying financial statements.

(6)           Property was sold in April 2006.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

Residential rental properties as of March 31, 2006:

Property Name	Apt. Units	Occupancy(1)	Location	B&R Ownership%
Consolidated Properties(2)
The Fountains	400	96.5%	Orlando, FL	100.0%
Victoria Place	364	94.2%	Orlando, FL	85.0%
Charlestown North	178	92.1%	Greenbelt, MD	100.0%
Total consolidated properties	942
Unconsolidated Properties(2)
Arbor Crest	80	100.0%	Silver Spring, MD	33.3%
Total consolidated and unconsolidated properties	1,022

NOTES:

(1)          At March 31, 2006.

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

Application of Critical Accounting Policies

Our accounting policies comply with GAAP for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2005. These policies have not changed significantly in 2006.

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

	March 31, 2006	December 31, 2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$487,607	$398,179	$89,428	22.5%
Property and land development	157,166	154,139	3,027	2.0
Cash, cash equivalents, and investments	49,938	73,848	(23,910)	(32.4)
Deferred charges and other assets, net	55,453	44,914	10,539	23.5
Total assets	787,852	763,998	23,854	3.1
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$540,849	$477,188	$63,661	13.3
Total liabilities	615,786	586,940	28,846	4.9
Minority interest	47,106	49,696	(2,590)	(5.2)
Shareholders’ equity	124,960	127,362	(2,402)	(1.9)

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisitions of the 10333 Harwin Drive, 17043-49 El Camino, 1100 NASA Road, 1110 NASA Road, 1120 NASA Road, Blue Bell Plaza and Mearns Park commercial and industrial office properties in the first quarter of 2006.

•       Property and land development increased primarily as a result of the development activity at the Red Mill Pond, Crisfield, and Seaside projects. This increase was partially offset by sales of condominium units at Laguna Vista and sales of residential lots at Seaside.

•       Cash, cash equivalents and investments decreased in total primarily due to cash used for the acquisition of commercial and industrial properties. The decrease was offset, in part, by cash flow from our operations.

•       Deferred charges and other assets, net, increased primarily due to the commercial and industrial properties acquired. The increase was partially offset by the amortization of in-place lease assets and deferred financing fees.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the acquisition of commercial, office and industrial properties. This increase was partially offset by loan repayments during the quarter.

•       Total liabilities increased primarily as a result of the acquisition of commercial and industrial properties.

•       Minority interest decreased primarily as a result of our minority partner’s share of distributions from the sale of the three Baltimore Properties during the quarter.

Financial Overview.

Results of Operations—three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The following table reflects key line items from our statements of operations for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	March 31,
	2006	2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Revenues from homebuilding, residential lots and other	$5,962	$15,843	$(9,881)	(62.4)%
Revenues from commercial rental properties	13,932	8,603	5,329	61.9
Revenues from residential rental properties	2,998	2,783	215	7.7
Revenues from hospitality properties	1,853	1,994	(141)	(7.1)
Total operating revenues	24,863	29,253	(4,390)	(15.0)
Cost of homebuilding and residential lots	5,083	11,529	(6,446)	(55.9)
Commercial operating expenses	5,796	3,479	2,317	66.6
Residential operating expenses	1,295	1,068	227	21.3
Hospitality operating expenses	1,835	2,089	(254)	(12.2)
Commercial depreciation and amortization expense	4,655	2,305	2,350	102.0
Residential depreciation and amortization expense	679	635	44	6.9
General and administrative expense	3,787	1,122	2,665	237.5
Interest expense	6,868	3,832	3,036	79.2
Income from investments in joint ventures	142	222	(80)	(36.0)
Income (loss) from discontinued operations, net of tax	795	(71)	866	1,219.7
Net (loss) income	(2,402)	881	(3,283)	(372.6)

General Overview.

Total operating revenues for the three months ended March 31, 2006, decreased by $4,390,000 when compared to the same period in 2005. The decrease was primarily due to reduced sales of residential condominium units and was partially offset by increased revenues generated from the commercial office buildings acquired in the final three quarters of 2005 and the first quarter of 2006.

Net income for the three months ended March 31, 2006, decreased by $3,283,000 when compared to the same period in 2005. This decrease is primarily due to the reduction of sales of residential condominium units which provided a strong gross profit per unit in 2005, recognition of $1,644,000 of compensation expense related to the stock appreciation rights granted during the first quarter of 2006, and the additional depreciation and interest expense for properties acquired in 2005 and 2006.

Homebuilding, Residential Lots and Other.

Homebuilding and residential lots revenue in 2006 decreased by $9,881,000 compared to the prior year due to fewer sales of residential lots and condominium units. The Golfview, Clarksburg Ridge and Cigar Factory properties were sold out in 2005.

The cost of homebuilding, residential lots and other decreased by $6,446,000, when compared to the same period in 2005, due to lower sales volume. The per unit sales costs provided a better margin percentage on the units sold in the first quarter sales in 2005, when compared to the same period in 2006.

Commercial Rental Properties.

The $5,329,000 revenue increase in 2006, when compared to the same period in 2005, was primarily due to the operation of commercial office properties acquired in the first quarter of 2006 and the final three quarters of 2005. Revenues from properties that we owned for the full three months in both 2006 and 2005 have not yet benefited from the site improvements and lease up activities.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased when compared to the same period in 2005 by $2,317,000 due to the operation of commercial office properties acquired in the first quarter of 2006 and the final three quarters of 2005. Operating expenses for properties that we owned for the full three months in both 2006 and 2005 increased by $101,000 in 2006 when compared to 2005 primarily due to increased repair and maintenance expenses.

Depreciation and amortization expense in 2006 increased by $2,350,000 when compared to the same period in 2005, due to the depreciation expense for the properties acquired in 2006 and final three quarters of 2005.

Residential Rental Properties.

The $215,000 increase in residential revenue in 2006 relative to 2005 was primarily due to higher occupancy and rental rates at Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $227,000 when compared to the same period in 2005, due to expanded site enhancements and the higher occupancy in 2006.

Hospitality Properties.

Revenue for the three months ended March 31, 2006 decreased by $141,000 over the prior year primarily due to the leasing of the restaurant space in the Colonnade to a third party restaurant operator in 2006. Prior to this the revenues from the restaurant’s operations were reported gross in hospitality revenues.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, decreased by $254,000 compared to 2005 primarily due to the leasing of the restaurant space, thereby eliminating the restaurant operations from our hospitality operating costs.

General and Administrative Expense.   General and administrative expense increased by $2,665,000 compared to 2005 primarily due to the recognition of $1,644,000 of compensation expense related to the stock appreciation rights granted during the first quarter of 2006. We have also hired additional personnel resulting in increased payroll costs.

Interest Expense.   The increase in interest expense of $3,036,000 for the first quarter of 2006 over the prior year period is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in the final three quarters of 2005 and the first quarter of 2006, along with interest expense related to the Trust Preferred Securities issued in November 2005. For the three months ended March 31, 2006 and March 31, 2005, we capitalized interest of approximately $466,000 and $424,000, respectively, related to our investment in development projects.

Income from Investments in Joint Ventures.   Income from investments in joint ventures, which consists of income earned from joint ventures that are not consolidated into our financial statements, decreased by $80,000 in the first quarter of 2006. This is primarily due to lower operating income from 1925 K Street due to several lease terminations in 2006. This property was sold in April 2006. The decrease was partially offset by improvements in the operations at Arbor Crest.

Income From Discontinued Operations, Net of Tax.   Income from discontinued operations increased by $866,000, in the first quarter of 2006 when compared to the same period in 2005, primarily due to a net gain on sale of three of the Baltimore Portfolio office buildings.

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

Our FFO was $2,354,000 for the three months ended March 31, 2006, compared to $4,340,000 for the three months ended March 31, 2005, a decrease of $1,986,000 or 45.8%. This decrease is primarily due to the pretax recognition of $1,644,000 of compensation expense related to the stock appreciation rights granted in 2006 and a reduction of the earning contribution from our homebuilding and lot sales in 2006.

The following table reflects the calculation of FFO (in thousands):

	Three Months Ended March 31,
	2006	2005
Net (loss) income	$(2,402)	$881
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	5,566	3,459
Add: Income tax expense from property sales (net of minority interest share of taxes)	541	—
Less: Gain on sale of properties (net of minority interest)	(1,351)	—
Funds from operations	$2,354	$4,340

Liquidity and Capital Resources

General.   At March 31, 2006, our consolidated current cash and cash equivalents and investments that are principally short-term municipal obligations were $37,761,000. Of this amount, approximately $16,000,000 is either maintained for working capital purposes or represents our joint venture partners’ shares of cash at our consolidated joint ventures. The remaining amount is available for funding future acquisitions, investments in development projects and capital expenditures, or to fund a short term need, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000. In addition, under our line of credit which we amended and restated in February 2006, we have as of the time of this filing available borrowing capacity totaling $34,602,000. While the availability of these funds is restricted by certain covenants and sub-limits it should still aid us in quickly responding to real estate acquisition opportunities.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the remainder of 2006 relate to interest and scheduled principal payments on our outstanding debt, and to capital improvements at our existing properties. Other short-term liquidity requirements include recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions, and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations and to the extent necessary, from our available cash on hand at March 31, 2006.

A number of factors could affect our cash provided from operations, including a change in occupancy levels and leasing rates, caused by tenants’ perception about the attractiveness of the property relative to competing properties; competitive pressure caused by newly developed properties within the same geographic market; and rent concessions offered by competitors. Furthermore, an economic downturn in the markets in which we operate could affect the ability of tenants to meet their rental obligations, the likelihood that tenants will renew their leases and our ability to lease the space on economically favorable terms.

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 10.8 years, beginning in 2008. We anticipate meeting these liquidity requirements through available cash on hand, debt refinancing, draws on our line of credit and asset dispositions.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $110,000,000 and minimum annual funds from operations of $15,000,000 in 2006.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any assets pledged as collateral for the lender.

Operating Activities.   For the three months ended March 31, 2006, net cash used in operating activities was $1,923,000. Net cash used for operating activities includes uses of $5,991,000 associated with operating homebuilding and land development.

Investing Activities.   For the three months ended March 31, 2006, net cash used in investing activities totaled $31,618,000 primarily due to the acquisition of five commercial office and industrial properties, development activity at five investment development projects, increased restricted cash and an increase in investments in municipal obligations.

Financing Activities.   For the three months ended March 31, 2006, net cash provided by financing activities totaled $35,823,000. This primarily resulted from the placement of mortgage debt related to the acquisition of seven commercial and industrial office properties. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

We have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan and repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan obtained by Symphony House. The guaranty under the primary loan was reduced to $12,263,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $4,950,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

We have guarantied repayment of an $8,500,000 mezzanine construction loan obtained by Venice Lofts. The loan matures in 2007. The amount outstanding under the loan totaled $5,307,000 at March 31, 2006.

We have guarantied repayment of the entire loan balance outstanding under a $21,300,000 acquisition and construction loan obtained by Devon Square, our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At March 31, 2006, the balance outstanding under the loan totaled $13,692,000.

We have provided an unconditional and irrevocable payment guaranty of $5,500,000 to Wachovia Bank, N.A in connection with a loan made to 1925K Associates, LLC. The guaranty was terminated in April 2006 when we sold our interest in the property.

We are the guarantor of certain loan obligations relating to the development of the 640 North Broad property aggregating $12,545,000. We have received an indemnification against our guaranty from a principal owner in the development.

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

We do not currently use derivatives to manage interest rate risk. At March 31, 2006, $67,995,000 of our debt was variable-rate. In addition, a joint venture in which we have an 85% non-controlling interest had $19,702,000 of variable-rate debt outstanding. Based on the total of this variable-rate debt outstanding at March 31, 2006, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $847,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At March 31, 2006, $481,141,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at March 31, 2006, the estimated fair value of our fixed-rate debt was $462,912,000.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of this reporting period. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the course of evaluations in 2005, our Chief Executive Officer and Chief Financial Officer concluded that we needed additional resources to adequately address the accounting for cost of sales at our development projects and the accounting for straight-line rental income and depreciation and amortization expense at our operating properties. In response, we hired additional personnel, principally in the areas of accounting and internal audit, thereby increasing the total number of employees of the company. The hiring of additional personnel and the implementation of a new fixed-asset accounting system, enabled us to establish primary responsibility for accounting for development costs, straight-line rental income and depreciation and amortization expense and to increase our level of supervision of transactions and of operations at our properties. Our Chief Executive Officer and Chief Financial Officer will continue to evaluate and, if necessary, improve our staffing, systems, and accounting processes that are part of our disclosure controls and procedures.

Except for the improvements described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

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

Item 1A.                Risk Factors.

None

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

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

BRESLER & REINER, INC.
May 12, 2006	By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
	By:	/s/ ROBERT O. MOORE
Robert O. Moore
Chief Financial Officer