Form 10-Q
period 2006-06-30
BRESLER & REINER INC
filed 2006-08-11
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-6201

BRESLER & REINER, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0903424
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of August 11, 2006.

BRESLER & REINER, INC.

FORM 10-Q

June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements and Notes

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(UNAUDITED)

	2006	2005
ASSETS
Real Estate:
Rental property and equipment	$505,228,000	$350,545,000
Property and land development	166,229,000	154,139,000
Land held for investment	1,916,000	2,989,000
Real estate, at cost	673,373,000	507,673,000
Less: Accumulated depreciation	(43,052,000)	(37,149,000)
Total real estate, net	630,321,000	470,524,000
Assets held for sale	48,794,000	126,963,000
Receivables:
Income taxes receivable	2,930,000	2,429,000
Mortgage and notes receivable, other	830,000	834,000
Other receivables	6,914,000	6,239,000
Cash and cash equivalents	15,517,000	10,820,000
Restricted cash and deposits held in escrow	25,859,000	14,034,000
Investments, principally available-for-sale securities	63,318,000	63,028,000
Investments in and advances to joint ventures	23,406,000	30,053,000
Deferred charges and other assets, net	52,500,000	39,074,000
Total assets	$870,389,000	$763,998,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$588,450,000	$438,603,000
Liabilities of assets held for sale	38,440,000	90,738,000
Accounts payable, trade and accrued expenses	16,129,000	18,662,000
Deferred income taxes payable	12,816,000	11,453,000
Other liabilities	35,062,000	27,484,000
Total liabilities	690,897,000	586,940,000
Minority interest	43,564,000	49,696,000
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of June 30, 2006 and December 31, 2005.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	130,152,000	121,586,000
Total shareholders’ equity	135,928,000	127,362,000
Total liabilities and shareholders’ equity	$870,389,000	$763,998,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING REVENUES
Homebuilding, residential lots and other development	$5,081,000	$26,793,000
Rentals—commercial	14,963,000	9,375,000
Rentals—residential	2,912,000	2,776,000
Hospitality	2,652,000	2,867,000
Other	152,000	240,000
Total operating revenues	25,760,000	42,051,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	4,394,000	20,033,000
Rental expense—commercial
Operating expenses	6,033,000	3,843,000
Depreciation and amortization expense	5,120,000	2,663,000
Rental expense—residential
Operating expenses	1,337,000	1,135,000
Depreciation and amortization expense	687,000	656,000
Hospitality expense
Operating expenses	1,776,000	2,315,000
Depreciation and amortization expense	107,000	184,000
General and administrative expense	3,220,000	1,513,000
Other expenses	—	128,000
Total operating expenses	22,674,000	32,470,000
Total operating income	3,086,000	9,581,000
OTHER INCOME (EXPENSES)
Interest income	566,000	210,000
Interest expense	(7,111,000)	(4,397,000)
Gain on sale of investments in joint ventures	18,283,000	1,494,000
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	14,824,000	6,888,000
Income from investments in joint ventures	297,000	73,000
Minority interest	(196,000)	(3,014,000)
Income before income taxes and discontinued operations	14,925,000	3,947,000
Provision for income taxes	(5,086,000)	(1,415,000)
Income from continuing operations	9,839,000	2,532,000
Income from discontinued operations, net of tax and minority interest	1,951,000	233,000
Net income	$11,790,000	$2,765,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$1.80	$0.46
Income from discontinued operations, net of tax and minority interest	0.35	0.04
Net income	$2.15	$0.50
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING REVENUES
Homebuilding, residential lots and other development	$11,043,000	$42,636,000
Rentals—commercial	26,996,000	16,423,000
Rentals—residential	5,910,000	5,559,000
Hospitality	4,505,000	4,861,000
Other	270,000	270,000
Total operating revenues	48,724,000	69,749,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	9,477,000	31,562,000
Rental expense—commercial
Operating expenses	11,027,000	6,801,000
Depreciation and amortization expense	9,241,000	4,563,000
Rental expense—residential
Operating expenses	2,632,000	2,203,000
Depreciation and amortization expense	1,366,000	1,291,000
Hospitality expense
Operating expenses	3,611,000	4,404,000
Depreciation and amortization expense	215,000	354,000
General and administrative expense	7,007,000	2,637,000
Other expenses	—	128,000
Total operating expenses	44,576,000	53,943,000
Total operating income	4,148,000	15,806,000
OTHER INCOME (EXPENSES)
Interest income	945,000	575,000
Interest expense	(13,228,000)	(7,470,000)
Gain on sale of investments in joint ventures	18,283,000	1,494,000
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	10,148,000	10,405,000
Income from investments in joint ventures	439,000	295,000
Minority interest	(552,000)	(5,158,000)
Income before income taxes and discontinued operations	10,035,000	5,542,000
Provision for income taxes	(3,311,000)	(2,002,000)
Income from continuing operations	6,724,000	3,540,000
Income from discontinued operations, net of tax and minority interest	2,664,000	106,000
Net income	$9,388,000	$3,646,000
EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$1.23	$0.65
Income from discontinued operations, net of tax and minority interest	0.48	0.02
Net income	$1.71	$0.67
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net income	$9,388,000	$3,646,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,878,000	7,453,000
Gain on sale of properties and investments in joint ventures	(27,589,000)	(2,008,000)
Income from investments in joint ventures	(439,000)	(295,000)
Minority interest expense	5,516,000	5,247,000
Deferred income taxes	1,363,000	608,000
Amortization of finance costs and capitalized interest	(659,000)	(87,000)
Homebuilding and land development	(7,559,000)	(30,892,000)
Distribution of income from investments in joint ventures	174,000	372,000
Changes in assets and liabilities:
Receivables	(114,000)	2,883,000
Other assets	3,696,000	(5,124,000)
Other liabilities	3,869,000	10,272,000
Total adjustments	(10,864,000)	(11,571,000)
Net cash used in operating activities	(1,476,000)	(7,925,000)
INVESTING ACTIVITIES:
Investment in joint ventures	(2,000)	(17,620,000)
Distributions from joint ventures in excess of income	633,000	140,000
Deposits for property acquisitions	(741,000)	(3,460,000)
Increase in restricted cash	(12,921,000)	(5,052,000)
Net (increase) decrease in investments principally available-for-sale securities	(290,000)	8,644,000
Purchase of rental property, equipment and other	(140,385,000)	(61,505,000)
Net purchase of property and land under development	(3,381,000)	(22,815,000)
Decrease in notes receivable	4,000	3,711,000
Proceeds from sale of properties and investments in joint ventures	50,182,000	1,029,000
Net cash used in investing activities	(106,901,000)	(96,928,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	149,151,000	123,937,000
Repayment of mortgage and construction loans and other debt	(31,099,000)	(19,628,000)
(Distributions to) contributions from minority partners	(2,625,000)	8,285,000
Increase in deferred charges	(1,531,000)	(1,962,000)
Dividends paid	(822,000)	(767,000)
Net cash provided by financing activities	113,074,000	109,865,000
Net increase in cash and cash equivalents	4,697,000	5,012,000
Cash and cash equivalents, beginning of the period	10,820,000	9,914,000
Cash and cash equivalents, end of the period	$15,517,000	$14,926,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,588,000	$10,139,000
Income taxes (current and estimated)	322,000	178,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Debt assumed on acquisitions	$29,691,000	$43,616,000
Trust preferred debt issued for common stock	930,000	—
Liabilities related to loan guaranties	300,000	531,000
Accrued rental property and equipment	20,000	784,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; Houston, Texas, and Orlando, Florida, metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

PRINCIPLES OF CONSOLIDATION

Our condensed consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R Consolidation of Variable Interest Entities. Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of  Financial Accounting Standards (“SFAS”)  109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for our first quarter ending March 31, 2007 at which time we will determine its impact on our consolidated financial statements.

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the six months ended June 30, 2006, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or losses on sales of assets have been calculated and recorded as of the date of the transaction (See also Note 6). All the acquisitions and investments have been consolidated into our consolidated financial statements.

ACQUISITIONS AND INVESTMENTS

The following table summarizes the real estate acquired during the six months ended June 30, 2006, which are comprised of commercial, office and industrial rental properties described in further detail below:

	Location	Date of Acquisition	Size (Sq Feet)	B&R Ownership(1)	Purchase Price (in 000s)
510 Township Road	Plymouth Meeting, PA	June 2006	87,000	100.0%	$13,500
8700 Commerce Drive	Houston, TX	June 2006	77,000	100.0%	4,979
9950 Westpark	Houston, TX	May 2006	111,000	100.0%	7,818
Valley Square	Plymouth Meeting, PA	April 2006	294,000	100.0%	42,500
1717 Portway Plaza	Houston, TX	April 2006	67,000	100.0%	4,858
Mearns Park (2)	Warminster, PA	March 2006	300,000	100.0%	19,000
1120 NASA Road	Houston, TX	March 2006	80,000	100.0%	6,642
1110 NASA Road	Houston, TX	March 2006	60,000	100.0%	4,978
1100 NASA Road	Houston, TX	February 2006	57,000	100.0%	4,502
10333 Harwin Drive	Houston, TX	January 2006	148,000	100.0%	12,585
17043-49 El Camino	Houston, TX	January 2006	82,000	100.0%	6,052
Blue Bell Plaza	Plymouth Meeting, PA	January 2006	155,000	100.0%	32,000
Total Properties			1,518,000		$159,414

(1)        Represents the parent company’s effective ownership of the underlying property.

(2)        Property contains 230,000 square feet of industrial space and 70,000 square feet of commercial office space.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

ACQUISITIONS - COMMERCIAL

510 Township Road   In June 2006, we acquired an 87,000 square foot office building located in Plymouth Meeting, Pennsylvania for $13,500,000. In connection with the acquisition, we placed a three-year, variable rate $12,160,000 loan on the building, $10,760,000 of which was drawn down at the time of acquisition with the remainder available to fund future capital improvements, tenant improvements and lease commissions. The loan bears interest at one-month LIBOR plus 200 basis points and has a one-year extension option providing certain debt covenant requirements are met.

8700 Commerce Drive   In June 2006, we acquired a 77,000 square foot commercial office building in Houston, Texas for a purchase price of $4,979,000. In connection with the acquisition we assumed the remaining balance of $3,836,000 on the existing mortgage loan on the building with a fixed interest rate of 5.24% and due in October 2015.

9950 Westpark   In May 2006, we acquired a 111,000 square foot commercial office building in Houston, Texas for a purchase price of $7,818,000. In connection with the acquisition we placed a ten-year fixed rate $6,375,000 mortgage loan on the buildings, which bears interest at 6.37%.

Valley Square   In April 2006, we purchased Valley Square Office Park, consisting of five commercial office buildings containing a total of 294,000 square feet of space, for a total purchase price of $42,500,000. The office park is located in Plymouth Meeting, Pennsylvania, adjacent to 510 Township Road. We placed a ten-year $37,500,000 mortgage loan on the buildings, which bears interest at a fixed rate of 6.30%.

1717 Portway Plaza   In April 2006, we acquired a 67,000 square foot commercial office building in Houston, Texas for a purchase price of $4,858,000. In connection with the acquisition we assumed the remaining balance of $2,738,000 on the existing mortgage loan on the building with a fixed interest rate of 5.75% and due in March 2013.

Mearns Park   In March 2006, we acquired a property located in Warminster, Pennsylvania containing 230,000 square feet of industrial space, 70,000 square feet of commercial office space and five acres of  land. The purchase price of the property was $19,000,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $11,547,000, maturing in 2013. The loan bears a fixed interest rate of 5.82%.

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

Blue Bell Plaza   In January 2006, we acquired an office complex located in Plymouth Meeting, Pennsylvania, adjacent to Valley Square, containing two commercial office buildings totaling 155,000 square feet of office space. The total purchase price of the buildings was $32,000,000. We placed a ten-year $29,800,000 mortgage loan on the buildings. The loan bears a fixed interest rate of 5.65%.

ACQUISITIONS - DEVELOPMENT

Guilford Properties   In May 2006, we formed Guilford Properties Master LLC (“Guilford Properties”) in which we own a 51% interest. Guilford Properties was formed for the purpose of acquiring and redeveloping a city block located in Baltimore, Maryland. Based on the LLC Agreement, we have agreed to invest up to $10,000,000 to be used for the acquisition and development of four properties that comprise the city block. Guildford Properties purchased the first of these properties in May 2006 for $3,950,000, which was funded through a $3,571,000 equity contribution from us and a $450,000 purchase money note from the seller, which bears interest at 5.0% and matures in November 2008.

DISPOSITIONS

1925 K Street   In April 2006, we sold our interest in 1925K Street Associates, LLC for $26,000,000. We received $25,749,000 in cash proceeds from the sale and recognized a pre-tax gain on sale of $18,285,000 which is included in the gain on sale of investments of joint ventures in our consolidated statements of operations.

Divine Lorraine   In May 2006, we sold the Divine Lorraine property and the adjacent ground for a total of $10,100,000 and recognized a pre-tax gain on sale of $1,751,000.

Historic Baltimore Portfolio   In January 2006, we sold three of the remaining four Baltimore properties for $17,100,000 and in May 2006 we sold our interest in the remaining Baltimore property for $1,433,000 to our partner in the properties. We received $4,862,000 in net proceeds from the sales and recognized a pre-tax gain of $2,538,000 net of our equity partner’s share of the gain.  All the properties were classified as assets held for sale in our consolidated balance sheet at December 31, 2005.

640 North Broad Street   In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000. At the time of the sale we received a promissory note for the entire purchase price. This note was repaid in March 2006 from proceeds obtained by the maker of the note from a $6,000,000 loan guarantied by us and secured in part by a $3,000,000 certificate of deposit that we have purchased from the lender. We have recorded a $300,000 loan guaranty obligation for this guaranty. At the time of the sale, we were removed as a guarantor under 640 North Broad’s $32,000,000 acquisition and construction loan and the $6,900,000 bridge construction loan. In connection with the transaction, we recorded a deferred pre-tax gain on sale of $262,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

PRO-FORMA RESULTS OF OPERATIONS

The following pro-forma statements reflect our results of operations as if our acquisitions completed in 2006, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per share amounts):

	Proforma (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$26,923	$47,687	$53,801	$80,396
Net income	$11,738	$1,992	$8,972	$2,101
Earnings per share of common stock	$2.14	$0.36	$1.64	$0.38

(1)          The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At June 30, 2006, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage (1)
WBP Undeveloped Land (WBP Undeveloped Land)	80%
Redwood Commercial Management, LLC (Redwood Commercial)	50%
Tech-High Leasing Company (Tech-High Leasing)	50%
Selborne House at St. Marks Owner, LLC (Arbor Crest)	33%
Madison Building Associates, LLC (Madison Building)	25%
Venice Lofts Associates LP (Venice Lofts)	22%
Symphony House Associates LP (Symphony House)	22%
B&R Devon Square Owner, LP (Devon Square)	6%

(1)       Represents the parent company’s effective ownership of the underlying property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
ASSETS
Cash	$2,902	$3,523
Land held for investment	—	5,929
Property under development	81,631	42,359
Rental property & equipment	43,206	68,766
Other assets	2,594	4,772
Total assets	$130,333	$125,349
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$90,642	$80,070
Other liabilities	13,328	9,284
Total liabilities	103,970	89,354
Members’ equity	26,363	35,995
Total liabilities and members’ equity	$130,333	$125,349
Company’s interest in members’ equity(1)	$22,268	$29,063

(1)       Included in Company’s interest in members’ equity is $2,193,000 at June 30, 2006 and $1,247,000 at December 31, 2005 of equity from the Trust Preferred Securities. (see Note 5.)

The difference between the carrying amount of our investment in and advances to joint ventures on our consolidated balance sheet and our membership equity noted above is primarily due to advances to joint ventures, capitalized interest on our investment balance in joint ventures that own real estate under development and the fair value of loan guaranties we have provided. The capitalized interest is amortized as the development units are sold.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended June 30,
	2006	2005
Operating revenues	$3,135	$3,163
Operating expenses	1,751	1,471
Interest expense	599	865
Depreciation and amortization expense	434	733
Net income	$351	$94
Company’s equity in earnings of unconsolidated joint ventures	$297	$73

	Six Months Ended June 30,
	2006	2005
Operating revenues	$6,230	$5,832
Operating expenses	3,296	2,837
Interest expense	1,473	1,423
Depreciation and amortization expense	1,082	1,324
Net income	$379	$248
Company’s equity in earnings of unconsolidated joint ventures	$439	$295

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

5.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands)

Property (1)	Interest Rate (4)	Maturity	June 30, 2006	December 31, 2005
Fort Washington	5.60%	2014	$47,586	$47,921
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Washington Business Park(2)	7.63%	2031	38,371	38,586
Valley Square	6.30%	2016	37,500	—
919 Market Street	5.52%	2015	35,600	35,600
Victoria Place Apartments	4.72%	2013	32,625	32,907
Blue Bell Plaza	5.65%	2016	29,800	—
640 North Broad—Construction Loan(2)	LIBOR + 155 basis pts.	2007	—	28,651
640 North Broad—Bridge Loan(2)	LIBOR + 175 basis pts.	2007	—	6,545
Red Mill Pond—Development Loans	6.00%	2008	22,295	27,279
Red Mill Pond—Promissory Note	6.00%	2012	8,115	8,115
1105 Market Street	LIBOR + 195 basis pts.	2007	19,000	19,000
Versar Center	6.18%	2013	17,749	17,869
Seaside	Lender’s Prime Rate	2007	17,684	17,484
Sudley N.Bldgs A, B, C, D and Bank Bldg.	7.47%	2012	17,319	17,416
West Germantown Pike	5.90%	2033	15,739	15,852
One Northbrook	5.75%	2014	14,872	14,973
Wynwood	5.62%	2016	11,800	—
Mearns Park	5.82%	2013	11,508	—
Crisfield	LIBOR + 200 basis pts.	2008	11,387	9,867
900 Northbrook	5.98%	2013	10,865	10,937
Cross Keys	5.45%	2013	10,773	10,855
510 Township Road	7.35%	2009	10,760	—
10333 Harwin Drive	5.78%	2016	10,595	—
102 Pickering Way	6.50%	2013	10,005	10,069
Inn at the Colonnade	7.45%	2011	9,536	9,632
Baltimore Portfolio (1 Building)(2)	5.95%	2012	—	8,338
Baltimore Portfolio (3 Buildings)(2)	LIBOR + 175 basis pts.	2006	—	8,083
9950 Westpark	6.37%	2016	6,375	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts.	2007	5,670	—
Fort Hill	7.70%	2011	5,461	5,493
1120 NASA Parkway	5.41%	2015	5,243	—
17043-49 El Camino	5.78%	2016	5,054	—
Charlestown North	6.74%	2012	4,785	4,816
8700 Commerce Drive	5.24%	2015	3,836	—
Holiday Inn Express	7.88%	2011	3,533	3,566
1110 NASA Parkway	5.55%	2014	3,430	—
1100 NASA Parkway	6.12%	2012	2,850	—
1717 Portway Plaza	5.75%	2013	2,732	—
Paradise Developers I	LIBOR + 180 basis pts.	2006	660	4,283
Laguna Vista	LIBOR + 185 basis pts.	2006	—	1,670

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Paradise Developers II	LIBOR + 165 basis pts.	2008	478	—
316 Guilford Avenue (3)	5.00%	2008	450	—
Total mortgage and construction loans			541,541	455,307
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	—
Line of credit (unsecured)	LIBOR + 175 basis pts.	2007	11,467	30,406
Other	(3)	(3)	1,709	1,709
Total mortgage and construction loans and other debt			$626,885	$528,660

(1)           Note is secured by the property.

(2)           The debt for these properties is included in liabilities of assets held for sale on the balance sheet.

(3)           Represents a deferred purchase money promissory note.

(4)           At June 30, 2006, the one-Month LIBOR rate was 5.35% and the Lender’s Prime Rate was 8.25%.

In February 2006, we amended our unsecured line of credit facility by increasing the capacity under the line from $32,200,000 to $50,000,000 and extended the maturity date to May 2007.

We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations; however, they may under certain conditions provide for accelerated repayments, if requested by the lender.

Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales of $15,000,000. We are in compliance with our loan covenants.

Included in mortgages and construction loans and other debt on the balance sheets are fair market value adjustments on assumed debt. The net unamortized fair market value adjustments were a discount of $63,000 at June 30, 2006 and a premium of $145,000 at December 31, 2005.

As part of our construction and development activities, we capitalized $569,000 and $423,000 of interest for the three months ended June 30, 2006 and 2005, respectively and $1,035,000 and $847,000 of interest for the six months ended June 30, 2006 and 2005, respectively.

UNSECURED JUNIOR SUBORDINATED NOTES AND TRUST PREFERRED SECURITIES

In May 2006, Bresler & Reiner, Statutory Trust II, (the “Trust”) our wholly owned subsidiary, completed the issuance and sale in a private placement of $30,000,000 in aggregate principal amount of trust preferred securities. The Trust simultaneously issued $930,000 in aggregate principal amount of common securities to us. Both the preferred securities and the common securities (together the “Capital Securities”), mature in May 2036 and may be redeemed by the Trust at any time on or after July 30, 2011. The Capital Securities require quarterly distributions payable at a fixed rate equal to 9.02% per annum

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

until July 31, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter.

The Trust used the proceeds from the sale of the Capital Securities to purchase $30,930,000 in aggregate principal amount of unsecured junior subordinated debentures due in May 2036 issued by us (the “Debentures”). The payment terms of the debentures are substantially the same as the terms of the Capital Securities.

Since we are not the primary beneficiary of the Trust, we have accounted for our investment in the Trust under the equity method. This is in accordance with FIN 46R. As a result, we have reported in our consolidated financial statements as mortgage and construction loans and other debt the debentures issued to the Trust totaling $30,930,000, and have included in investment in and advances to joint ventures the common securities held by the Company totaling $930,000. Interest  under the debentures totaling $240,000 for the six months ended June 30, 2006 is recorded as interest expense while our share of earnings of the trust totaling $7,000 for the six months ended June 30, 2006 is included in income from investments in joint ventures.

6.   DISCONTINUED OPERATIONS

At June 30, 2006, assets and liabilities held for sale included our Washington Business Park portfolio and the 7800 Building. Assets and liabilities of 640 North Broad, Divine Lorraine, four properties in the Historic Baltimore Portfolio, the Washington Business Park portfolio and the 7800 Building are currently presented as assets and liabilities held for sale for the period ended December 31, 2005.

The results of operations and gains on sale for the following properties are included in income from discontinued operations, net of tax and minority interest, for the six months ended June 30, 2005:  all eight of the properties in the Historic Baltimore Portfolio; the Washington Business Park portfolio; 7800 Building, and our share of earnings from the Commons. Of the previously mentioned properties, four of the eight properties in the Baltimore Portfolio are not included for the six months ended June 30, 2006 because they were sold prior to the beginning of the period. The gain on sale for the Divine Lorraine property and the adjacent ground is included for the six months ended June 30, 2006.

In January 2006, we sold three of the remaining four Baltimore Properties and sold the final remaining property in May 2006 for a total of $18,533,000 and recorded a pre-tax gain on sale of $2,538,000, net of our equity partner’s share of the gain.

In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000 and recorded a deferred pre-tax gain on sale of approximately $262,000.

In May 2006, we sold the Divine Lorraine property and the adjacent ground for a total of $10,100,000 and recognized a pre-tax gain on sale of $1,751,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended June 30,
	2006	2005
Revenues	$2,314	$3,990
Income before gain on sale and provision for income taxes	$410	$122
Gain on sale	2,939	515
Minority interest	(97)	(249)
Provision for income taxes	(1,301)	(155)
Income from discontinued operations	$1,951	$233

	Six Months Ended June 30,
	2006	2005
Revenues	$11,160	$7,042
Income (loss) before gain on sale and provision for income taxes	$114	$(249)
Gain on sale	9,290	515
Minority interest	(4,964)	(89)
Provision for income taxes	(1,776)	(71)
Income from discontinued operations	$2,664	$106

7.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan obtained by our Symphony House construction project. In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

For an $8,500,000 mezzanine construction loan obtained by our Venice Lofts construction project, we have guarantied to maintain as current the interest rate in excess of 6.50% per annum on the project’s senior construction loan. The amount of the senior construction loan is $30,000,000 and the loan interest payments are current as of June 30, 2006.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At June 30, 2006, the balance outstanding under the loan totaled $14,411,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

In support of certain consolidated entities’ mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

LITIGATION

We are currently  a party to a lawsuit filed by our partner in a joint venture that owns the Washington Business Park portfolio. The suit was filed in the Circuit Court of Montgomery County, Maryland in December 2005, and the Plaintiff’s request for injunctive relief was denied by the Court in February 2006. The plaintiff seeks $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages. We believe the complaint is without merit and we intend to vigorously defend the lawsuit. No provision has been recorded in the accompanying financial statements for our exposure, if any, related to this litigation.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

8.   STOCK APPRECIATION RIGHTS

In January 2006, our Board of Directors adopted a Stock Appreciation Rights Incentive Plan (“the Plan”). Under the Plan, we may grant to employees and consultants up to an aggregate of 280,000 stock appreciation rights (“SAR’s”) with respect to shares of our common stock. Upon exercise, each SAR will entitle the exercising holder to a cash payment equal to the excess of the market value of a share of common stock at the time of exercise over the market value of a share of common stock at the time of grant of the SAR. The Plan is administered by our Compensation Committee, which has sole authority to grant SARs to employees and consultants under the Plan. At the time of adoption, the term of each SAR granted pursuant to the Plan is no more than ten years after the date of grant. The SARs vest immediately upon grant.

Under  SFAS 123R, Share-Based Payment, we recognized a compensation liability for the fair value of the SARs and an addition to the compensation expense equal to the computed liability. The compensation liability is adjusted at the end of each reporting period by recomputing the fair values of the outstanding SARs and the change in the computed liability is reported as an increase or decrease in the compensation expense.

The company uses the “plain vanilla” Black-Scholes-Merton closed-form model as described in SEC Staff Accounting Bulletin 107 for determining the fair value of the SARs. All SARs are granted at the market value on the date of the grant. The following assumptions were used in determining the fair value of the SARs as of June 30, 2006: expected volatility of 17.7%, the weighted average expected remaining life of 4.6 years and a risk free interest rate of 5.1%. No dividend yield was assumed because there can be no assurance that dividends will be paid. For the six-months ended June 30, 2006, we recognized $1,021,000 of compensation liability and compensation expense for the SARs grants.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The following table summarizes the SARs information as of June 30, 2006:

Stock Appreciation Rights	Number	Weighted Average Grant Price	Contract Life
Outstanding as of January 1, 2006	—	$—	—
Granted	177,000	$32.92	10 years
Exercised	(500)	$32.91	10 years
Terminated	(2,000)	$32.91	10 years
Outstanding at June 30, 2006	174,500	$32.92	10 years

At June 30, 2006, the market value of a share of our common stock was $29.10.

9.   DIVIDENDS

In May 2006, the Board of Directors of Bresler & Reiner, Inc. declared a cash dividend of $0.15 per share of common stock. The dividend was paid on June 15, 2006 to record holders of our common stock as of June 1, 2006.

10.   INCOME TAXES

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

Our provision for income taxes for the three and six months ended June 30, 2006 and 2005, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through June 30, 2006 and 2005, respectively.

11.   SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we report segment information for the following four categories:

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

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

Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; Houston, Texas and Orlando, Florida, metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing, and leasing strategies. Following is a summary of our reportable segments:

Three Months Ended June 30, 2006 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$5,081	$14,963	$2,912	$2,652	$152	$25,760
Cost of homebuilding, residential lots and other development	(4,394)	—	—	—	—	(4,394)
Operating expenses	—	(6,033)	(1,337)	(1,776)	—	(9,146)
Depreciation and amortization expense	—	(5,120)	(687)	(107)	—	(5,914)
Interest expense	—	(4,962)	(1,056)	(261)	(832)	(7,111)
Gain on sale of investments in joint ventures	—	18,283	—	—	—	18,283
Income (loss) from investments in joint ventures	2	276	(7)	—	26	297
Minority interest	(151)	(48)	3	—	—	(196)
General, administrative and other expenses	—	—	—	—	(3,220)	(3,220)
Other income	—	—	—	—	566	566
Income (loss) before taxes and discontinued operations	$538	$17,359	$(172)	$508	$(3,308)	$14,925

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Six Months Ended June 30, 2006 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$11,043	$26,996	$5,910	$4,505	$270	$48,724
Cost of homebuilding, residential lots and other development	(9,477)	—	—	—	—	(9,477)
Operating expenses	—	(11,027)	(2,632)	(3,611)	—	(17,270)
Depreciation and amortization expense	—	(9,241)	(1,366)	(215)	—	(10,822)
Interest expense	—	(8,938)	(2,102)	(520)	(1,668)	(13,228)
Gain on sale of investments in joint ventures	—	18,283	—	—	—	18,283
Income (loss) from investments in joint ventures	4	412	(29)	—	52	439
Minority interest	(455)	(83)	(14)	—	—	(552)
General, administrative and other expenses	—	—	—	—	(7,007)	(7,007)
Other income.	—	—	—	—	945	945
Income (loss) before taxes and discontinued operations	$1,115	$16,402	$(233)	$159	$(7,408)	$10,035
As of June 30, 2006 (in thousands)
Assets:
Real estate at cost	$168,145	$402,776	$84,954	$17,498	$—	$673,373
Accumulated depreciation	—	(23,393)	(10,309)	(9,350)	—	(43,052)
Investments in joint ventures	19,265	2,103	(155)	—	2,193	23,406
Cash, cash equivalents and restricted cash	—	—	—	—	41,376	41,376
Investments	—	—	—	—	63,318	63,318
Other	548	97,453	1,109	564	12,294	111,968
	$187,958	$478,939	$75,599	$8,712	$119,181	$870,389

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Three Months Ended June 30, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$26,793	$9,375	$2,776	$2,867	$240	$42,051
Cost of homebuilding, residential lots and other development	(20,033)	—	—	—	—	(20,033)
Operating expenses	—	(3,843)	(1,135)	(2,315)	—	(7,293)
Depreciation and amortization expense	—	(2,663)	(656)	(184)	—	(3,503)
Interest expense	—	(3,014)	(820)	(260)	(303)	(4,397)
Gain on sale of investments in joint ventures	—	1,494	—	—	—	1,494
Income from investments in joint ventures	—	130	(57)	—	—	73
Minority interest	(2,966)	(46)	(2)	—	—	(3,014)
General, administrative and other expenses	—	—	—	—	(1,641)	(1,641)
Other income	—	—	—	—	210	210
Income (loss) before taxes and discontinued operations	$3,794	$1,433	$106	$108	$(1,494)	$3,947

Six Months Ended June 30, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$42,636	$16,423	$5,559	$4,861	$270	$69,749
Cost of homebuilding, residential lots and other development	(31,562)	—	—	—	—	(31,562)
Operating expenses	—	(6,801)	(2,203)	(4,404)	—	(13,408)
Depreciation and amortization expense	—	(4,563)	(1,291)	(354)	—	(6,208)
Interest expense	—	(5,186)	(1,619)	(520)	(145)	(7,470)
Gain on sale of investments in joint ventures	—	1,494	—	—	—	1,494
Income from investments in joint ventures	—	430	(135)	—	—	295
Minority interest	(5,055)	(83)	(20)	—	—	(5,158)
General, administrative and other expenses	—	—	—	—	(2,765)	(2,765)
Other income	—	—	—	—	575	575
Income (loss) before taxes and discontinued operations	$6,019	$1,714	$291	$(417)	$(2,065)	$5,542

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

As of December 31, 2005 (in thousands)
Assets:
Real estate at cost	$157,128	$249,240	$84,312	$16,993	$—	$507,673
Accumulated depreciation	—	(19,066)	(8,948)	(9,135)	—	(37,149)
Investments in joint ventures	19,013	9,422	371	—	1,247	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	24,854	24,854
Investments	—	—	—	—	63,028	63,028
Other	55,931	93,170	2,195	864	23,379	175,539
	$232,072	$332,766	$77,930	$8,722	$112,508	$763,998

12.   SUBSEQUENT EVENTS

Commerce Park North.   In July 2006, we acquired a 164,000 square foot commercial office building in Houston, Texas for $11,750,000. In connection with the acquisition, we placed a $9,400,000 fixed-rate mortgage on the property. The loan bears interest at 6.14% and matures in 2016.

Cross Keys.   In August 2006, we defeased and refinanced the $10,759,000 mortgage loan collateralized by Cross Keys by purchasing $11,240,000 of US Treasury Securities (“Securities”). These Securities, whose cash flow is structured to match the principal and interest payments due under the mortgage notes were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since we believe the transaction was structured as a legal defeasance, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage note payable will be accounted for as having been extinguished. We anticipate recording the difference between the cost of the Securities purchased and the carrying amount of the mortgage note extinguished, along with the write-off of unamortized deferred financing costs, as debt extinguishment costs. We subsequently placed a $14,500,000 10-year mortgage loan on this property bearing interest at 6.33%.

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

The discussion that follows is based primarily on our consolidated balance sheets as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Overview.

We earn our revenues and profits from leasing commercial office space and residential apartment units, providing services at our hospitality properties, selling residential condominium units and selling both developed and undeveloped land. Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore Maryland; Maryland and Delaware Eastern Shore; Houston, Texas and Orlando, Florida, metropolitan areas.

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

Development projects as of June 30, 2006:

Project Name	Location	Date of Acquisition	Development Type	Size (1)	Number sold (2)	B&R Ownership % (3)
Consolidated Properties (4)
Laguna Vista	Ocean City, MD	2003	Residential	41 units	23	100.0%
			Condominiums
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential	20 units	—	51.0%
			Condominiums
Crisfield	Crisfield, MD	2005	Residential Lots	232	16	51.0%
Red Mill Pond	Lewes, DE	2005	Residential Lots	541	—	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	138 lots	30	51.0%
Waterfront	Washington, DC	1964	Commercial Office Complex	1,144,000 sq ft(5)	(6)	46.0%
1150 Northbrook	Trevose, PA	2003	Commercial Office Building	108,000 sq. ft.	(6)	100.0%
Paradise Developers (7)	Manassas, VA	1991	Commercial Office Condominiums	54,000 sq. ft.	27,248 sq ft.	100.0%
Unconsolidated Properties (4)
Symphony House	Philadelphia, PA	2005	Residential	163 units(8)	—	22.0%
			Condominiums
Venice Lofts	Philadelphia, PA	2005	Residential	128 units	—	22.0%
			Condominiums
Washington Business Park
Land	Lanham, MD	2001	Undeveloped Land	79 acres	29 acres	80.0%

NOTES:

(1)          Represents the actual or planned size of the project.

(2)          Represents number of sales that had closed as of June 30, 2006.

(3)          Represents the parent company’s effective ownership of the underlying property.

(4)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting.

(5)          Represents the current size of the property. The size of the development project has not yet been determined.

(6)          Upon completion, the space will be leased to tenants.

(7)          Consists of a completed commercial office condominium complex and two additional planned office complexes.

(8)          Project also includes a theatre containing 35,000 square feet of space and other retail space, as well as a parking garage.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources.

Commercial rental properties as of June 30, 2006:

Property Name	Number of Buildings	Square Feet	Occupancy (1)	Location	B&R Ownership (2)
Consolidated Properties (3)
Washington Business Park (4) (6)	9	568,000	89.6%	Lanham, MD	80.0%
Fort Washington Executive Center	3	393,000	100.0%	Ft. Washington, PA	97.5%
Versar Center	2	217,000	76.9%	Springfield, VA	100.0%
Sudley North (Buildings A, B & C)	3	116,000	91.6%	Manassas, VA	100.0%
West Germantown Pike	2	115,000	100.0%	Plymouth Meeting, PA	98.0%
One Northbrook	1	95,000	84.8%	Trevose, PA	100.0%
Sudley North (Building D)	1	69,000	100.0%	Manassas, VA	50.0%
900 Northbrook	1	66,000	94.0%	Trevose, PA	90.0%
Fort Hill	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building (6)	1	15,000	100.0%	Manassas, VA	100.0%
Bank Building	1	3,000	100.0%	Manassas, VA	100.0%
1105 Market Street (5)	1	173,000	53.7%	Wilmington, DE	100.0%
919 Market Street	1	223,000	94.6%	Wilmington, DE	100.0%
102 Pickering Way	1	80,000	97.9%	Exton, PA	100.0%
Cross Keys	1	82,000	96.3%	Doylestown, PA	100.0%
Wynwood	2	88,000	100.0%	Chantilly, VA	100.0%
Blue Bell Plaza	2	155,000	100.0%	Plymouth Meeting, PA	100.0%
10333 Harwin Drive	1	148,000	80.3%	Houston, TX	100.0%
17043-49 El Camino	4	82,000	87.4%	Houston, TX	100.0%
1100 NASA Road	1	57,000	91.0%	Houston, TX	100.0%
1110 NASA Road	1	60,000	85.5%	Houston, TX	100.0%
1120 NASA Road	1	80,000	89.9%	Houston, TX	100.0%
Mearns Park	1	300,000	98.6%	Warminster, PA	100.0%
1717 Portway Plaza	1	67,000	88.8%	Houston, TX	100.0%
Valley Square	5	294,000	86.7%	Plymouth Meeting, PA	100.0%
9950 Westpark	1	111,000	81.0%	Houston, TX	100.0%
8700 Commerce Drive	1	77,000	93.2%	Houston, TX	100.0%
510 Township Road	1	87,000	61.0%	Plymouth Meeting, PA	100.0%
Total consolidated properties	51	3,887,000
Unconsolidated Properties (3)
Devon Square (5)	2	140,000	38.1%	Devon, PA	5.5%
Madison Building	1	82,000	100.0%	McLean, VA	24.9%
Total unconsolidated properties	3	222,000
Total consolidated and unconsolidated properties	54	4,109,000

NOTES:

(1)          At June 30, 2006.

(2)          Represents the parent company’s effective ownership of the underlying property.

(3)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the Unites states (“GAAP”).

(4)          Consist of two office buildings and seven flex and warehouse buildings.

(5)          Properties are currently under renovation.

(6)          Property is currently being held for sale. The results of operations related to this property is included in income from discontinued operations, net of tax and minority interest, in the accompanying financial statements.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

Residential rental properties as of June 30, 2006:

Property Name	Apt. Units	Occupancy (1)	Location	B&R Ownership % (2)
Consolidated Properties (3)
The Fountains	400	99.5%	Orlando, FL	100.0%
Victoria Place	364	98.6%	Orlando, FL	85.0%
Charlestown North	178	98.9%	Greenbelt, MD	100.0%
Total consolidated properties	942
Unconsolidated Properties (3)
Arbor Crest	80	97.5%	Silver Spring, MD	33.3%
Total consolidated and unconsolidated properties	1,022

NOTES:

(1)          At June 30, 2006.

(2)          Represents the parent company’s effective ownership of the underlying property.

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

Application of Critical Accounting Policies

Our accounting policies comply with GAAP for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2005. These policies have not changed significantly in 2006.

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

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	June 30, 2006	December 31, 2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$505,228	$350,545	$154,683	44.1%
Property and land development	166,229	154,139	12,090	7.8
Cash, cash equivalents, and investments	78,835	73,848	4,987	6.8
Deferred charges and other assets, net	52,500	39,074	13,426	34.4
Total assets	870,389	763,998	106,391	13.9
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$588,450	$438,603	$149,847	34.2
Total liabilities	690,897	586,940	103,957	17.7
Minority interest	43,564	49,696	(6,132)	(12.3)
Shareholders’ equity	135,928	127,362	8,566	6.7

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisitions of the 10333 Harwin Drive, 17043-49 El Camino, 1100 NASA Road, 1110 NASA Road, 1120 NASA Road, Blue Bell Plaza, Mearns Park, 9950 Westpark Drive, 1717 Portway Plaza, Valley Square Associates, 8700 Commerce Park Drive, and 510 Township Road commercial and industrial office properties in 2006.

•       Property and land development increased primarily as a result of the acquisition of the Guildford Properties and the development activity at the Red Mill Pond, Crisfield, Seaside, 1150 Northbrook and the Paradise Developers projects. This increase was partially offset by sales of condominium units at Laguna Vista; sales of residential lots at Seaside and sales of commercial office condominiums at the Paradise Developers projects.

•       Cash, cash equivalents and investments increased in total primarily due to the issuance of the Trust Preferred securities and proceeds from the sales of our investments in real property. This was partially offset by cash used for acquisitions.

•       The increase in deferred charges and other assets, net, is primarily related to the costs for commercial and industrial properties acquired. The increase was partially offset by the amortization of in-place lease assets and deferred financing fees.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the acquisition of commercial, office and industrial properties and construction loans draws along with the issuance of Trust Preferred Securities. This increase was partially offset by loan repayments during the period.

•       Minority interest decreased primarily as a result of our minority partner’s share of distributions from the sale of the remaining Baltimore Properties.

Financial Overview.

Results of Operations—three months ended June 30, 2006 compared to the three months ended
June 30, 2005.

The following table reflects key line items from our statements of operations for the three months ended June 30, 2006 and 2005 (in thousands, except percentages):

	June 30,
	2006	2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Revenues from homebuilding, residential lots and other	$5,081	$26,793	$(21,712)	(81.0)%
Revenues from commercial rental properties	14,963	9,375	5,588	59.6
Revenues from residential rental properties	2,912	2,776	136	4.9
Revenues from hospitality properties	2,652	2,867	(215)	(7.5)
Total operating revenues	25,760	42,051	(16,291)	(38.7)
Cost of homebuilding and residential lots	4,394	20,033	(15,639)	(78.1)
Commercial operating expenses	6,033	3,843	2,190	57.0
Residential operating expenses	1,337	1,135	202	17.8
Hospitality operating expenses	1,776	2,315	(539)	(23.3)
Commercial depreciation and amortization expense	5,120	2,663	2,457	92.3
Residential depreciation and amortization expense	687	656	31	4.7
General and administrative expense	3,220	1,513	1,707	112.8
Interest expense	7,111	4,397	2,714	61.7
Gain on sale of investments in joint ventures	18,283	1,494	16,789	1,123.8
Income from discontinued operations, net of tax and minority interest	1,951	233	1,718	737.3
Net income	11,790	2,765	9,025	326.4

General Overview.

Total operating revenues for the three months ended June 30, 2006, decreased by $16,291,000 when compared to the same period in 2005. The decrease was primarily due to reduced sales of residential condominium units and was partially offset by increased revenues generated from the commercial office buildings acquired in 2005 and the first half of 2006.

Net income for the three months ended June 30, 2006, increased by $9,025,000 when compared to the same period in 2005 primarily due to $11,684,000 of after-tax gains on sale of depreciable properties, net of minority interest; partially offset by a reduction in sales of residential condominium units.

Homebuilding, Residential Lots and Other.

Homebuilding and residential lots revenue in 2006 decreased by $21,712,000 compared to the prior year due to fewer sales of residential lots and condominium units. The Golfview and Clarksburg Ridge properties were sold out in 2005. In addition, we sold our interest in Cigar Factory. The decrease was partially offset by sales of condominium offices in 2006 from our Paradise Developers project.

The cost of homebuilding, residential lots and other decreased by $15,639,000, when compared to the same period in 2005, due to lower sales volume.

Commercial Rental Properties.

The $5,588,000 revenue increase in 2006, when compared to the same period in 2005, was primarily due to the operation of commercial office properties acquired in the first half of 2006 and 2005. Revenues from the properties that we owned for the full six months in both 2006 and 2005 decreased by $108,000 due to lower tenant reimbursable revenues in 2006.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $2,190,000 when compared to the same period in 2005 due to the operation of additional commercial office properties acquired in 2006 and 2005. Operating expenses for properties that we owned for the full three months in both 2006 and 2005 decreased by $137,000 in 2006 when compared to 2005 primarily due to a reduction in repair and maintenance expenses from the prior year.

Depreciation and amortization expense in 2006 increased by $2,457,000 when compared to the same period in 2005, due to the additional properties acquired in 2006 and in 2005.

Residential Rental Properties.

The $136,000 increase in residential revenue in 2006 relative to 2005 was primarily due to higher rental rates at Victoria Place and The Fountains at Waterford Lakes.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $202,000 when compared to the same period in 2005, due to improved maintenance activities in 2006.

Hospitality Properties.

Revenue for the three months ended June 30, 2006 decreased by $215,000 over the prior year primarily due to the leasing of the restaurant space in the Colonnade to a third party restaurant operator in 2006. Prior to this the revenues from the restaurant’s operations were reported gross in hospitality revenues.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, decreased by $539,000 compared to 2005 primarily due to the leasing of the restaurant space, thereby eliminating the restaurant operations from our hospitality operating costs.

General and Administrative Expense.   General and administrative expense increased by $1,707,000 compared to 2005 primarily due to additional professional fees and personnel costs associated with the expanded operations of the company, net of the reduction in SARs expense.

Interest Expense.   The increase in interest expense of $2,714,000 for the second quarter of 2006 over the same prior year period is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2005 and in 2006, together with interest expense related to the Trust Preferred Securities issued in November 2005 and May 2006. For the three months ended June 30, 2006 and June 30, 2005, we capitalized interest of approximately $569,000 and $423,000, respectively, related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.   Gain on the sale of investments in joint ventures increased by $16,789,000 due to the sale of 1925 K Street.

Income from Discontinued Operations, Net of Tax and Minority Interest.   Income from discontinued operations increased by $1,718,000, in the second quarter of 2006 when compared to the same period in 2005, primarily due to the net gain on sale of the Baltimore Portfolio office buildings.

Results of Operations—six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The following table reflects key line items from our statements of operations for the six months ended June 30, 2006 and 2005 (in thousands, except percentages):

	June 30,
	2006	2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Revenues from homebuilding, residential lots and other	$11,043	$42,636	$(31,593)	(74.1)%
Revenues from commercial rental properties	26,996	16,423	10,573	64.4
Revenues from residential rental properties	5,910	5,559	351	6.3
Revenues from hospitality properties	4,505	4,861	(356)	(7.3)
Total operating revenues	48,724	69,749	(21,025)	(30.1)
Cost of homebuilding and residential lots	9,477	31,562	(22,085)	(70.0)
Commercial operating expenses	11,027	6,801	4,226	62.1
Residential operating expenses	2,632	2,203	429	19.5
Hospitality operating expenses	3,611	4,404	(793)	(18.0)
Commercial depreciation and amortization expense	9,241	4,563	4,678	102.5
Residential depreciation and amortization expense	1,366	1,291	75	5.8
General and administrative expense	7,007	2,637	4,370	165.7
Interest expense	13,228	7,470	5,758	77.1
Gain on sale of investments in joint ventures	18,283	1,494	16,789	1,123.8
Income from discontinued operations, net of tax and minority interest	2,664	106	2,558	2,413.2
Net income	9,388	3,646	5,742	157.5

General Overview.

Total operating revenues for the six months ended June 30, 2006, decreased by $21,025,000 when compared to the same period in 2005. The decrease was primarily due to reduced sales of residential condominium units and was partially offset by increased revenues generated from the commercial office buildings acquired in 2005 and 2006.

Net income for the six months ended June 30, 2006, increased by $5,742,000 when compared to the same period in 2005. This increase was primarily due to $12,494,000 of after-tax gains on sales of depreciable properties, net of minority interest; partially offset by a reduction in  condominium unit sales.

Homebuilding, Residential Lots and Other.

Homebuilding and residential lots revenue in 2006 decreased by $31,593,000 compared to the prior year due to fewer sales of residential lots and condominium units. The Golfview and Clarksburg Ridge properties were sold out in 2005. In addition, we sold our interest in Cigar Factory. The decrease was partially offset by residential lot sales at Seaside, sales of condominium offices at our Paradise Developers project and condominium units at Laguna Vista.

The cost of homebuilding, residential lots decreased by $22,085,000, when compared to the same period in 2005, due to lower sales volume.

Commercial Rental Properties.

Revenue increased by $10,573,000 in 2006, when compared to the same period in 2005, primarily due to the operation of additional commercial office properties acquired in 2006 and in 2005. Revenues from properties that we owned for the full six months in both 2006 and 2005 decreased by $379,000 primarily due to reduced tenant reimbursable revenue in 2006.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased when compared to the same period in 2005 by $4,226,000 due to the operation of commercial office properties acquired in 2006 and 2005. Operating expenses for properties that we owned for the full six months in both 2006 and 2005 decreased by $316,000 in 2006 when compared to 2005 primarily due to a reduction in repair and maintenance expenses and reduced snow removal costs in 2006.

Depreciation and amortization expense in 2006 increased by $4,678,000 when compared to the same period in 2005, due to the properties acquired in 2006 and  2005.

Residential Rental Properties.

The $351,000 increase in residential revenue in 2006 relative to 2005 was primarily due to higher rental rates at Victoria Place and The Fountains at Waterford Lakes.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $429,000 when compared to the same period in 2005 due to improved maintenance activities in 2006.

Hospitality Properties.

Revenue for the six months ended June 30, 2006 decreased by $356,000 over the prior year primarily due to the leasing of the restaurant space at the Inn at the Colonnade to a third party restaurant operator in 2006. Prior to this the revenues from the restaurant’s operations were reported gross in hospitality revenues.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, decreased by $793,000 compared to 2005 primarily due to the leasing of the restaurant space, thereby eliminating the restaurant operations from our hospitality operating costs.

General and Administrative Expense.   General and administrative expense increased by $4,370,000 compared to 2005 primarily due to additional professional fees and increased personnel costs associated with the expanded operations of the company; the recognition of $1,021,000 of compensation expense related to the stock appreciation rights granted in 2006; and higher non-consummated acquisition costs in 2006.

Interest Expense.   The increase in interest expense of $5,758,000 for the six months ended June 30, 2006 over the same prior year period is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2005 and in 2006, along with interest expense related to the Trust Preferred Securities issued in November 2005, and May 2006. For the six months ended June 30, 2006 and 2005, we capitalized interest of approximately $1,035,000 and $847,000, respectively, related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.   Gain on the sale of investments in joint ventures increased by $16,789,000 due to the sale of 1925 K Street.

Income from Discontinued Operations, Net of Tax and Minority Interest.   Income from discontinued operations increased by $2,558,000, in 2006 when compared to the same period in 2005, primarily due to a net gain on sale of the four remaining Baltimore Portfolio office buildings and Divine Lorraine and the adjacent ground.

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

Our FFO was $6,165,000 for the three months ended June 30, 2006, compared to $5,993,000 for the three months ended June 30, 2005, an increase of $172,000 or 2.9%. This increase is primarily due to FFO generated by properties acquired in 2005 and 2006, partially offset by lower sales of residential condominium units. The following table reflects the reconciliation of FFO to net income for the three months ended June 30, 2006 (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income	$11,790	$2,765
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	6,059	4,315
Add: Income tax expense from property sales (net of minority interest share of taxes)	7,788	724
Less: Gain on sale of properties (net of minority interest)	(19,472)	(1,811)
Funds from operations	$6,165	$5,993
Net income per common share	$2.15	$0.50
Funds from operations per common share	$1.13	$1.09

For the six months ended June 30, 2006, our FFO was $8,519,000 compared to $10,333,000 for the six months ended June 30, 2005, a decrease of $1,814,000 or 17.6%. The decrease is primarily due to the reduction in sales of condominium units partially off set by FFO generated by properties acquired in 2005 and 2006. The following table reflects the calculations of FFO (in thousands):

	Six Months Ended June 30,
	2006	2005
Net income	$9,388	$3,646
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	11,625	7,774
Add: Income tax expense from property sales (net of minority interest share of taxes)	8,329	724
Less: Gain on sale of properties (net of minority interest)	(20,823)	(1,811)
Funds from operations	$8,519	$10,333
Net income per common share	$1.71	$0.67
Funds from operations per common share	$1.56	$1.89

Liquidity and Capital Resources

General.   At June 30, 2006, our consolidated current cash and cash equivalents and investments were $78,835,000. Of this amount, approximately $20,000,000 is either maintained for working capital purposes or represents our joint venture partners’ shares of cash at our consolidated joint ventures. The remaining amount is available for funding future acquisitions, investments in development projects and capital expenditures, or to fund a short term need, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000. In addition, under our line of credit which we amended and restated in February 2006, we have as of June 30, 2006 available borrowing capacity totaling $38,533,000. While the availability of these funds is restricted by certain covenants and sub-limits it should still aid us in quickly responding to real estate acquisition opportunities.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the remainder of 2006 relate to interest and scheduled principal payments on our outstanding debt, and to capital improvements at our existing properties. Other short-term liquidity requirements include recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions, and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations and to the extent necessary, from our available cash on hand at June 30, 2006.

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

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 12 years, beginning in 2008. We anticipate meeting these liquidity requirements through available cash on hand, debt refinancing, draws on our line of credit and asset dispositions.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000 and minimum annual funds from operations of $15,000,000 in 2006.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any assets pledged as collateral for the lender.

Operating Activities.   For the six months ended June 30, 2006, net cash used by operating activities was $1,476,000.

Investing Activities.   For the six months ended June 30, 2006, net cash used in investing activities totaled $106,901,000 primarily due to the acquisition of five commercial office and industrial properties, development activity at five investment development projects; increased restricted cash and an increase in investments in municipal obligations.

Financing Activities.   For the six months ended June 30, 2006, net cash provided by financing activities totaled $113,074,000. This primarily resulted from the placement of mortgage debt related to the acquisition of seven commercial and industrial office properties and the issuance of Trust Preferred Securities. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan obtained by our Symphony House construction project. In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

For an $8,500,000 mezzanine construction loan obtained by our Venice Lofts construction project, we have guarantied to maintain as current the interest rate in excess of 6.50% per annum on the project’s senior construction loan. The amount of the senior construction loan is $30,000,000 and the loan interest payments are current as of June 30, 2006.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At June 30, 2006, the balance outstanding under the loan totaled $14,411,000.

In support of certain consolidated entities’ mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender.

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

We do not currently use derivatives to manage interest rate risk. At June 30, 2006, $77,106,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at June 30, 2006, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $771,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At June 30, 2006, $549,779,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at June 30, 2006, the estimated fair value of our fixed-rate debt was $526,837,000.

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

As part of our ongoing operations, in 2006, our Chief Executive Officer and Chief Financial Officer are continuing to evaluate and, as necessary, improve our staffing, systems, and accounting processes that are part of our disclosure controls and procedures.

Except for the improvements described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are currently a party to a lawsuit filed by our partner in a joint venture that owns the Washington Business Park portfolio. The suit was filed in the Circuit Court of Montgomery County, Maryland in December 2005, and the Plaintiff’s request for injunctive relief was denied by the Court in February 2006. The plaintiff seeks $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages. We believe the complaint is without merit and we intend to vigorously defend the lawsuit. No provision has been recorded in the accompanying financial statements for our exposure, if any, related to this litigation.

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

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

The annual meeting of the stockholders was held on June 14, 2006. The stockholders approved the election of the following directors for a one year term:

	Votes for	Votes withheld
Benjamin C. Auger	5,315,494	45,420
Charles S. Bresler	5,315,544	45,370
Sidney M. Bresler	5,315,544	45,370
Gary F. Bulmash	5,324,544	36,370
Ralph S. Childs, Jr.	5,315,594	45,320
John P. Casey	5,324,444	36,470
Michael W. Malafronte	5,315,544	45,370
Burton J. Reiner	5,315,594	45,320
Randall L. Reiner	5,315,594	45,320

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2006 with 5,315,544 affirmative votes, 43,370 negative votes and 0 abstentions.

Item 5.                        Other Information.

None

Item 6.                        Exhibits.

A.   Exhibits

Exhibit Number	Description of Document

10.9

Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated May 31, 2006, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Filed herewith.)

10.10	Junior Subordinated Indenture dated May 31, 2006 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Filed herewith.)
10.11	Common Securities Subscription Agreement dated May 31, 2006 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Filed herewith.)
10.12	Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Bear, Stearns & Co., Inc. (Filed herewith.)
10.13	Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Merrill Lynch International. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Robert O. Moore, Chief Financial Officer. (Filed herewith.)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Robert O. Moore, Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRESLER & REINER, INC.
August 11, 2006	By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
	By:	/s/ ROBERT O. MOORE
Robert O. Moore
Chief Financial Officer