Form 10-Q
period 2006-09-30
BRESLER & REINER INC
filed 2006-11-14
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of November 10, 2006.

BRESLER & REINER, INC.
FORM 10-Q
September 30, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements and Notes

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(UNAUDITED)

	2006	2005
ASSETS
Real Estate:
Rental property and equipment	$505,796,000	$312,536,000
Property and land under development	166,739,000	154,139,000
Land held for investment	1,916,000	2,989,000
Real estate, at cost	674,451,000	469,664,000
Less: Accumulated depreciation	(36,908,000)	(28,744,000)
Total real estate, net	637,543,000	440,920,000
Assets held for sale	78,118,000	159,375,000
Receivables:
Income taxes receivable	4,377,000	2,429,000
Mortgage and notes receivable	826,000	834,000
Other receivables	7,797,000	6,239,000
Cash and cash equivalents	20,696,000	10,820,000
Restricted cash and deposits held in escrow	25,665,000	14,034,000
Investments, principally available-for-sale securities	38,978,000	63,028,000
Investments in and advances to joint ventures	23,723,000	30,053,000
Deferred charges and other assets, net	54,781,000	36,266,000
Total assets	$892,504,000	$763,998,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$581,401,000	$405,155,000
Liabilities of assets held for sale	72,861,000	125,603,000
Accounts payable, trade and accrued expenses	17,646,000	18,662,000
Deferred income taxes payable	13,497,000	11,453,000
Other liabilities	32,491,000	26,067,000
Total liabilities	717,896,000	586,940,000
Minority interest	45,424,000	49,696,000
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of September 30, 2006 and December 31, 2005.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	123,408,000	121,586,000
Total shareholders’ equity	129,184,000	127,362,000
Total liabilities and shareholders’ equity	$892,504,000	$763,998,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING REVENUES
Homebuilding, residential lots and other development	$12,647,000	$3,305,000
Rentals—commercial	15,917,000	9,787,000
Rentals—residential	2,594,000	2,385,000
Hospitality	866,000	918,000
Other	77,000	127,000
Total operating revenues	32,101,000	16,522,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	11,534,000	3,452,000
Rental expense—commercial
Operating expenses	7,172,000	3,240,000
Depreciation and amortization expense	5,301,000	2,757,000
Rental expense—residential
Operating expenses	1,132,000	953,000
Depreciation and amortization expense	600,000	538,000
Hospitality expense
Operating expenses	683,000	577,000
Depreciation and amortization expense	32,000	86,000
General and administrative expense	2,426,000	2,421,000
Withdrawn public offering	—	3,206,000
Loss on impairment of assets	1,494,000	—
Other expenses	40,000	(128,000)
Total operating expenses	30,414,000	17,102,000
Total operating income (loss)	1,687,000	(580,000)
OTHER INCOME (EXPENSES)
Interest income	574,000	263,000
Interest expense	(7,488,000)	(3,838,000)
Debt extinguishment costs	(1,047,000)	(865,000)
Gain on sale of investments in joint ventures	2,000	145,000
Loss before income tax benefit, income from investments in joint ventures, minority interest and loss from discontinued operations	(6,272,000)	(4,875,000)
Income from investments in joint ventures	284,000	149,000
Minority interest	(335,000)	(203,000)
Loss before income taxes and discontinued operations	(6,323,000)	(4,929,000)
Benefit for income taxes	2,158,000	1,762,000
Loss from continuing operations	(4,165,000)	(3,167,000)
Loss from discontinued operations, net of tax and minority interest	(2,579,000)	(336,000)
Net loss	$(6,744,000)	$(3,503,000)
LOSS PER SHARE OF COMMON STOCK
Basic and Diluted:
Loss from continuing operations	$(0.76)	$(0.58)
Loss from discontinued operations, net of tax and minority interest	(0.47)	(0.06)
Net loss	$(1.23)	$(0.64)
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING REVENUES
Homebuilding, residential lots and other development	$23,690,000	$45,941,000
Rentals—commercial	41,825,000	25,456,000
Rentals—residential	7,457,000	6,954,000
Hospitality	2,641,000	2,382,000
Other	347,000	397,000
Total operating revenues	75,960,000	81,130,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	21,011,000	35,014,000
Rental expense—commercial
Operating expenses	17,368,000	9,588,000
Depreciation and amortization expense	14,110,000	6,995,000
Rental expense—residential
Operating expenses	3,211,000	2,614,000
Depreciation and amortization expense	1,684,000	1,588,000
Hospitality expense
Operating expenses	1,831,000	1,675,000
Depreciation and amortization expense	98,000	303,000
General and administrative expense	9,434,000	5,059,000
Withdrawn public offering	—	3,206,000
Loss on impairment of assets	1,494,000	—
Other expenses	40,000	—
Total operating expenses	70,281,000	66,042,000
Total operating income	5,679,000	15,088,000
OTHER INCOME (EXPENSES)
Interest income	1,509,000	829,000
Interest expense	(19,515,000)	(10,401,000)
Debt extinguishment costs	(1,047,000)	(865,000)
Gain on sale of investments in joint ventures	18,285,000	1,639,000
Income before provision for income taxes, income from investments in joint ventures, minority interest and loss from discontinued operations	4,911,000	6,290,000
Income from investments in joint ventures	723,000	444,000
Minority interest	(887,000)	(5,361,000)
Income before income taxes and discontinued operations	4,747,000	1,373,000
Provision for income taxes	(1,567,000)	(544,000)
Income from continuing operations	3,180,000	829,000
Loss from discontinued operations, net of tax and minority interest	(536,000)	(686,000)
Net income	$2,644,000	$143,000
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic and Diluted:
Income from continuing operations	$0.58	$0.15
Loss from discontinued operations, net of tax and minority interest	(0.10)	(0.12)
Net income	$0.48	$0.03
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net income	$2,644,000	$143,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,638,000	11,389,000
Gain on sale of properties and investments in joint ventures	(27,589,000)	(2,560,000)
Income from investments in joint ventures	(723,000)	(444,000)
Minority interest expense (including discontinued operations)	5,908,000	5,236,000
Deferred income taxes	2,044,000	26,000
Loss on impairment of assets (including discontinued operations)	5,801,000	—
Amortization of finance costs and capitalized interest	(1,056,000)	(735,000)
Homebuilding and land development	(10,737,000)	(31,895,000)
Distribution of income from investments in joint ventures	215,000	435,000
Early extinguishment of debt	1,047,000	865,000
Changes in assets and liabilities:
Receivables	(3,363,000)	1,328,000
Other assets	(3,829,000)	6,045,000
Other liabilities	5,430,000	4,440,000
Total adjustments	(10,214,000)	(5,870,000)
Net cash used in operating activities	(7,570,000)	(5,727,000)
INVESTING ACTIVITIES:
Investment in joint ventures	—	(19,898,000)
Distributions from joint ventures in excess of income	687,000	170,000
Deposits for property acquisitions	191,000	(3,110,000)
Increase in restricted cash	(12,729,000)	(4,092,000)
Net decrease in investments principally available-for-sale securities	24,050,000	6,248,000
Purchase of rental property and equipment	(165,002,000)	(73,129,000)
Net purchase of property and land under development	(2,526,000)	(33,788,000)
Decrease in mortgage and notes receivable	8,000	3,790,000
Proceeds from sale of properties and investments in joint ventures	50,127,000	4,265,000
Net cash used in investing activities	(105,194,000)	(119,544,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	200,796,000	175,925,000
Repayment of mortgage and construction loans and other debt	(48,529,000)	(27,464,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(23,562,000)	(25,408,000)
(Distributions to) contributions from minority partners	(1,157,000)	8,848,000
Debt financing charges	(4,086,000)	(1,993,000)
Dividends paid	(822,000)	(767,000)
Net cash provided by financing activities	122,640,000	129,141,000
Net increase in cash and cash equivalents	9,876,000	3,870,000
Cash and cash equivalents, beginning of the period	10,820,000	9,914,000
Cash and cash equivalents, end of the period	$20,696,000	$13,784,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$23,385,000	$16,190,000
Income taxes (current and estimated)	1,768,000	1,028,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Debt assumed on acquisitions	$44,172,000	$43,616,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	23,562,000	25,408,000
Mortgage notes payable legally defeased	22,227,000	24,600,000
Trust preferred debt issued for common stock	930,000	—
Liabilities related to loan guaranties	300,000	531,000
Accrued purchases of rental property and equipment	560,000	19,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; Houston, Texas; and the Lakeland and Orlando, Florida, metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

PRINCIPLES OF CONSOLIDATION

Our condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R Consolidation of Variable Interest Entities. Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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
UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS

Certain amounts reported in the 2005 consolidated financial statements have been reclassified to conform to the current year presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In October 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (which amends Statements No. 87,88,106 and 132(R ).  SFAS No. 158 requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in financial statements of years ending after December 15, 2006. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. We are currently evaluating the impact of SFAS No. 158 on our consolidated financial statements for the year ending December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 provides guidance for, among other things, the definition of fair value, establishes a framework for measuring fair value and provides guidance on additional required disclosures of fair value measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will evaluate the impact of SFAS No. 157 on our consolidated financial statements and disclosures at that time.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for our quarter ending March 31, 2007, and we are in the process of determining its impact on our consolidated financial statements.

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS

During the nine months ended September 30, 2006, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

accompanying statements of operations from the date of the transaction forward and any gain or loss on sale of assets has been calculated and recorded as of the date of the transaction. All the acquisitions and investments have been consolidated into our consolidated financial statements.

ACQUISITIONS AND INVESTMENTS

The following table summarizes the real estate acquired during the nine months ended September 30, 2006, which are comprised of commercial and residential rental properties described in further detail below:

	Location	Date of Acquisition	Size (Sq Feet)	B&R Ownership	Purchase Price (in 000’s)
Commercial Properties
Blue Bell Plaza	Plymouth Meeting, PA	January 2006	155,000	100.0%	$32,000
10333 Harwin Drive	Houston, TX	January 2006	148,000	100.0%	12,585
17043-49 El Camino	Houston, TX	January 2006	82,000	100.0%	6,052
1100 NASA Road	Houston, TX	February 2006	57,000	100.0%	4,502
1110 NASA Road	Houston, TX	March 2006	60,000	100.0%	4,978
1120 NASA Road	Houston, TX	March 2006	80,000	100.0%	6,642
Mearns Park (1)	Warminster, PA	March 2006	300,000	97.0%	19,000
1717 Portway Plaza	Houston, TX	April 2006	67,000	100.0%	4,858
Valley Square	Plymouth Meeting, PA	April 2006	294,000	96.3%	42,500
9950 Westpark	Houston, TX	May 2006	111,000	100.0%	7,818
8700 Commerce Drive	Houston, TX	June 2006	77,000	100.0%	4,979
510 Township Road	Plymouth Meeting, PA	June 2006	87,000	100.0%	13,500
Commerce Park North	Houston, TX	July 2006	164,000	100.0%	11,750
Total			1,682,000		$171,164
	Location	Date of Acquisition	Apartment Units	B&R Ownership	Purchase Price (in 000’s)
Residential Properties
Huntington at Sundance	Lakeland, FL	September 2006	292	100.0%	$24,650

(1)          Property contains 230,000 square feet of industrial space and 70,000 square feet of commercial space.

As of September 30, 2006, we have not completed our final allocation of the purchase price for assets acquired in 2006 to tangible and intangible assets.  We do not expect the finalization of our estimate to have a significant impact on our consolidated financial statements.

ACQUISITIONS—COMMERCIAL & RESIDENTIAL

Huntington at Sundance.   In September 2006, we acquired a 292 unit apartment community, located in Lakeland, Florida for $24,650,000. In connection with the acquisition we assumed the remaining balance of $14,482,000 on the existing mortgage loan on the property with a fixed interest rate of  7.28% and due in 2039, with prepayment permitted beginning in February 2009. We recorded a premium of $845,000 associated with the assumed debt.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

Commerce Park North.   In July 2006, we acquired a commercial property consisting of two office buildings containing 164,000 square feet in Houston, Texas for $11,750,000. In connection with the acquisition, we placed a ten-year $9,400,000 fixed-rate mortgage on the property which bears interest at 6.14%.

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

8700 Commerce Drive   In June 2006, we acquired a 77,000 square foot commercial office building in Houston, Texas for a purchase price of $4,979,000. In connection with the acquisition we assumed the remaining balance of $3,836,000 on the existing mortgage loan on the building with a fixed interest rate of 5.24% and due in October 2015. We recorded a discount of $355,000 associated with the assumed debt.

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

1717 Portway Plaza   In April 2006, we acquired a 67,000 square foot commercial office building in Houston, Texas for a purchase price of $4,858,000. In connection with the acquisition we assumed the remaining balance of $2,738,000 on the existing mortgage loan on the building with a fixed interest rate of 5.75% and due in March 2013. We recorded a discount of $156,000 associated with the assumed debt.

Mearns Park   In March 2006, we acquired a property located in Warminster, Pennsylvania containing 230,000 square feet of industrial space, 70,000 square feet of commercial office space and five acres of  land. The purchase price of the property was $19,000,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $11,547,000, maturing in 2013. In September 2006, we defeased the loan and placed a $16,500,000 10-year mortgage loan on the property which bears a fixed interest rate of 6.17%.

1120 NASA Road   In March 2006, we acquired an 80,000 square foot commercial office building located in Houston, Texas for a purchase price of $6,642,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $5,260,000, maturing in 2015. The loan bears a fixed interest rate of 5.41%. We recorded a discount of $133,000 associated with the assumed debt.

1110 NASA Road   In March 2006, we acquired a 60,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,978,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $3,446,000, maturing in 2014. The loan bears a fixed interest rate of 5.55%. We recorded a discount of $52,000 associated with the assumed debt.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

1100 NASA Road   In February 2006, we acquired a 57,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,502,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $2,864,000, maturing in 2012. The loan bears a fixed interest rate of 6.12%. We recorded a discount of $36,000 associated with the assumed debt.

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

Blue Bell Plaza   In January 2006, we acquired an office complex located in Plymouth Meeting, Pennsylvania, adjacent to Valley Square, containing two commercial office buildings totaling 155,000 square feet of office space. The total purchase price of the buildings was $32,000,000. We placed a ten-year $29,800,000 mortgage loan on the buildings which bears a fixed interest rate of 5.65%.

ACQUISITIONS - DEVELOPMENT

Guilford Properties   In May 2006, we formed Guilford Properties Master LLC (“Guilford Properties”) in which we own a 51% interest. Guilford Properties was formed for the purpose of acquiring and redeveloping a city block located in Baltimore, Maryland. Based on the LLC Agreement, we have agreed to invest up to $10,000,000 to be used for the acquisition and development of four properties that comprise the city block. Through September 30, 2006 Guildford Properties has purchased two of the properties for a total of $6,550,000 financed in part through notes payable to the sellers of the properties totaling $2,514,000. Guilford Properties holds an option to purchase the other two properties. Through September 30, 2006 we have invested a total of $6,231,000 in the venture. In October 2006, the venture obtained a $7,480,000 acquisition and development loan, of which $2,064,000 was used to pay down one of the seller notes.

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND INVESTMENTS (Continued)

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

PRO-FORMA RESULTS OF OPERATIONS

The following pro-forma statements reflect our results of operations as if our acquisitions completed in 2006, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per common share amounts):

	Proforma (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$32,871	$23,063	$84,281	$100,753
Net (loss) income	$(6,766)	$(4,457)	$1,978	$(2,718)
(Loss) income per share of common stock	$(1.24)	$(0.81)	$0.36	$(0.50)

(1)          The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At September 30, 2006, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage(1)
WBP Undeveloped Land (WBP Undeveloped Land)	80%
Redwood Commercial Management, LLC (Redwood Commercial)	50%
Tech-High Leasing Company (Tech-High Leasing)	50%
Selborne House at St. Marks Owner, LLC (Arbor Crest)	33%
Madison Building Associates, LLC (Madison Building)	25%
Venice Lofts Associates LP (Venice Lofts)	22%
Symphony House Associates LP (Symphony House)	22%
B&R Devon Square Owner, LP (Devon Square)	6%

(1)          Represents our effective ownership of the underlying property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
ASSETS
Cash	$3,488	$3,523
Land held for investment	—	5,929
Property under development	104,430	42,359
Rental property & equipment	43,216	68,766
Other assets	2,754	4,772
Total assets	$153,888	$125,349
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$110,908	$80,070
Other liabilities	16,660	9,284
Total liabilities	127,568	89,354
Members’ equity	26,320	35,995
Total liabilities and members’ equity	$153,888	$125,349
Company’s interest in members’ equity(1)	$22,456	$29,063

(1)          Included in Company’s interest in members’ equity is $2,201,000 at September 30, 2006 and $1,247,000 at December 31, 2005 of equity from the Trust Preferred Securities. (see Note 5.)

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

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended September 30,
	2006	2005
Operating revenues	$2,209	$3,356
Operating expenses	1,127	1,616
Interest expense	623	844
Depreciation and amortization expense	399	693
Net income	$60	$203
Company’s equity in earnings of unconsolidated joint ventures	$284	$149

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

	Nine Months Ended September 30,
	2006	2005
Operating revenues	$8,438	$9,191
Operating expenses	4,423	4,452
Interest expense	2,095	2,268
Depreciation and amortization expense	1,482	2,017
Net income	$438	$454
Company’s equity in earnings of unconsolidated joint ventures	$723	$444

5.   INTANGIBLE ASSETS

The following table summarizes the intangible in-place lease assets and liabilities for the acquired leases as of the dates presented (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$50,232	$14,203	$35,665	$13,002
Acquired in-place lease liabilities	17,006	3,894	9,263	3,093

The amortization of acquired above and below-market-in place leases included as a net increase in revenues totaled $777,000 and $310,000 for the three months ended September 30, 2006 and 2005, respectively and $1,156,000 and $770,000 for the nine months ended September 30, 2006 and 2005, respectively.

The amortization of acquired lease assets and tenant relationships, included in depreciation and amortization expense totaled $4,870,000 and $1,598,000 for the three months ended September 30, 2006 and 2005, respectively and $7,438,000 and $4,216,000 for the nine months ended September 30, 2006 and 2005, respectively.

The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the next five fiscal years is as follows (in thousands):

2007	$1,794
2008	1,690
2009	1,479
2010	936
2011	622

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

5.   INTANGIBLE ASSETS (Continued)

The estimated annual amortization of acquired in-place lease assets and tenant relationships to be included in amortization expense for each of the next five fiscal years is as follows (in thousands):

2007	$9,080
2008	7,136
2009	4,774
2010	3,110
2011	2,039

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT

Property(1)	Interest Rate(3)	Maturity	September 30, 2006	December 31, 2005
			(in thousands)
Fort Washington	5.60%	2014	$47,422	$47,921
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Washington Business Park(2)	7.63%	2031	38,269	38,586
Valley Square	6.30%	2016	37,500	—
919 Market Street	5.52%	2015	35,600	35,600
Victoria Place Apartments	4.72%	2013	32,486	32,907
Blue Bell Plaza	5.65%	2016	29,800	—
Red Mill Pond—Development Loans	6.00%	2008	23,328	27,279
Red Mill Pond—Promissory Note	6.00%	2012	8,115	8,115
1105 Market Street(2)	LIBOR + 195 basis pts.	2007	19,000	19,000
Versar Center	6.18%	2013	17,690	17,869
Sudley N.Bldgs A, B, C, D and Bank Bldg.	7.47%	2012	17,273	17,416
Mearns Park	6.17%	2016	16,500	—
West Germantown Pike	5.90%	2033	15,684	15,852
One Northbrook	5.75%	2014	14,822	14,973
Cross Keys(4)	6.33%	2016	14,500	10,855
Huntington	7.28%	2039	14,482	—
Seaside	Lender’s Prime Rate	2007	12,080	17,484
Wynwood	5.62%	2016	11,800	—
Crisfield	LIBOR + 200 basis pts.	2008	11,587	9,867
900 Northbrook	5.98%	2013	10,829	10,937
510 Township Road	LIBOR + 200 basis pts.	2009	10,760	—
10333 Harwin Drive	5.78%	2016	10,565	—
102 Pickering Way	6.50%	2013	9,973	10,069
Inn at the Colonnade(2)	7.45%	2011	9,507	9,632
Commerce Park North	6.14%	2016	9,400	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts	2007	6,400	—
9950 Westpark	6.37%	2016	6,359	—
Fort Hill	7.70%	2011	5,445	5,493
1120 NASA Parkway	5.41%	2015	5,226	—
17043-49 El Camino	5.78%	2016	5,039	—
Charlestown North(2)	6.74%	2012	4,770	4,816
8700 Commerce Drive	5.24%	2015	3,823	—
Holiday Inn Express	7.88%	2011	3,517	3,566
1110 NASA Parkway	5.55%	2014	3,419	—
1100 NASA Parkway	6.12%	2012	2,840	—
1717 Portway Plaza	5.75%	2013	2,723	—
1150 Northbrook Development	LIBOR + 170 basis pts.	2009	2,589	—
Guilford Garage	7.00%	2008	2,020	—
316 Guilford Avenue	5.00%	2008	459	—
Baltimore Portfolio (1 Building)(2)(6)	5.95%	2012	—	8,338
Baltimore Portfolio (3 Buildings)(2)(6)	LIBOR + 175 basis pts.	2006	—	8,083
Paradise Developers I	LIBOR + 180 basis pts.	2006	—	4,283
Paradise Developers II	LIBOR + 165 basis pts.	2008	1,260	—
Laguna Vista	LIBOR + 185 basis pts.	2006	—	1,670
640 North Broad—Construction Loan(2)(6)	LIBOR + 155 basis pts.	2007	—	28,651
640 North Broad—Bridge Loan(2)(6)	LIBOR + 175 basis pts.	2007	—	6,545
Total mortgage and construction loans			574,361	455,307
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	—
Corporate(7)	LIBOR + 250 basis pts.	2009	4,000	—
Line of credit (unsecured)	LIBOR + 175 basis pts.	2007	—	30,406
Other	(5)	(5)	1,709	1,709
Total mortgage and construction loans and other debt			$652,238	$528,660

(1)             Note is secured by the property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (Continued)

(2)             The debt for these properties is included in liabilities of assets held for sale on the balance sheet.

(3)             At September 30, 2006, the one-Month LIBOR rate was 5.32% and the Lender’s Prime Rate was 8.25%.

(4)             The original loan was defeased in July 2006 and a new mortgage note was placed on the property. The interest rate and maturity reflect the terms of the new mortgage note.

(5)             Represents a deferred purchase money promissory note.

(6)             Property was sold in 2006.

(7)             Loan is secured by our interest in one of our operating properties.

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

Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales, of $15,000,000. Any instances of non-compliance with our covenants have been cured by the date of the issuance of this report.

Included in mortgages and construction loans and other debt on the balance sheets are fair market value adjustments on assumed debt. The net unamortized fair market value premium was $710,000 at September 30, 2006 and $145,000 at December 31, 2005.

As part of our construction and development activities, we capitalized $622,000 and $627,000 of interest for the three months ended September 30, 2006 and 2005, respectively and $1,657,000 and $1,474,000 of interest for the nine months ended September 30, 2006 and 2005, respectively.

In July 2006, we defeased the $10,759,000 mortgage loan collateralized by Cross Keys by purchasing $11,240,000 of US Treasury Securities (“Securities). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since the transaction was structured as a legal defeasance, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. We have recorded the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished, along with the write-off of unamortized deferred financing costs, totaling $1,047,000, as debt extinguishment costs in the accompanying consolidated statements of operations. Simultaneous with the Cross Keys defeasance we placed a $14,500,000 10-year mortgage loan on the property bearing a fixed rate of interest of 6.33%.

In conjunction with the acquisition of Mearns Park, we defeased the $11,468,000 loan on the property by purchasing $12,322,000, of Securities and placed a new $16,500,000 10-year mortgage loan on the property bearing a fixed rate of interest at 6.17% with interest-only payments due during the first five years of the loan.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (Continued)

In May 2006 we obtained a $17,835,000 construction loan for 1150 Northbrook. The loan bears interest at LIBOR plus 1.7% and matures in June, 2009.

UNSECURED JUNIOR SUBORDINATED NOTES AND TRUST PREFERRED SECURITIES

In May 2006, Bresler & Reiner, Statutory Trust II, (the “Trust”) our wholly owned subsidiary, completed the issuance and sale in a private placement of $30,000,000 in aggregate principal amount of trust preferred securities. The Trust simultaneously issued $930,000 in aggregate principal amount of common securities to us. Both the preferred securities and the common securities (together the “Capital Securities”), mature in May 2036 and may be redeemed by the Trust at any time on or after July 30, 2011. The Capital Securities require quarterly distributions payable at a fixed rate equal to 9.02% per annum until July 31, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter.

The Trust used the proceeds from the sale of the Capital Securities to purchase $30,930,000 in aggregate principal amount of unsecured junior subordinated debentures (the “Debentures”) due in May 2036 issued by us. The payment terms of the debentures are substantially the same as the terms of the Capital Securities.

Since we are not the primary beneficiary of the Trust, we have accounted for our investment in the Trust under the equity method in accordance with FIN 46R. As a result, we have reported in our consolidated financial statements as mortgage and construction loans and other debt the debentures issued to the Trust totaling $30,930,000, and have included in investment in and advances to joint ventures the common securities held by the Company totaling $930,000. Interest under the debentures totaling $953,000 for the nine months ended September 30, 2006 is recorded as interest expense while our share of earnings of the trust totaling $29,000 for the nine months ended September 30, 2006 is included in income from investments in joint ventures.

7.   LOSS ON IMPAIRMENT OF ASSETS

We have reviewed the carrying value of our rental property and equipment as well as our property and land under development and determined that the expected future cash flows for our Laguna Vista project are not sufficient to recover the recorded carrying amount. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $1,494,000 before income taxes to reduce the carrying amount to the net estimated fair value of the project.

8.   DISCONTINUED OPERATIONS

At September 30, 2006, assets and liabilities held for sale include our Washington Business Park portfolio; the 7800 Building; the Inn at the Colonnade; Charlestown North and 1105 Market Street. Assets and liabilities of the previously mentioned properties along with 640 North Broad; Divine Lorraine and four properties in the Historic Baltimore Portfolio are presented as assets and liabilities held for sale at December 31, 2005.

The results of operations and gains on sale for the following properties are included in loss from discontinued operations, net of tax and minority interest, for the three and nine months ended September 30, 2006: the Washington Business Park portfolio; 7800 Building; the Inn at the Colonnade;

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

8.   DISCONTINUED OPERATIONS (Continued)

Charlestown North and 1105 Market Street. The results of operations of the previously mentioned properties together with four of the eight properties in the Baltimore Portfolio and our share of earnings from the Commons are included in loss from discontinued operations, net of minority interest and tax, for the three and nine months ended September 30, 2005.

In September 2006, we commenced negotiations for the sale of 1105 Market Street and in October 2006 entered into a contract to sell the property for $18,500,000. The carrying amount of the property was $22,464,000 at September 30, 2006 and the outstanding loan balance was $19,000,000. In accordance with SFAS No. 144, we recorded a charge of $4,307,000 in the third quarter of 2006 as an impairment of assets in order for the carrying value to reflect the sales price as negotiated, net of disposal costs. The impairment charge is included in loss from discontinued operations, net of tax and minority interest in our condensed consolidated financial statements.

In May 2006, we sold the Divine Lorraine property and the adjacent ground for a total of $10,100,000 and recognized a pre-tax gain on sale of $1,751,000.

In January 2006, we sold three of the remaining four Baltimore Properties and in May 2006, we sold the final remaining property for a total of $18,533,000. As a result of the sale, we recorded a pre-tax gain on sale of $2,538,000, net of our equity partner’s share of the gain.

In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000 and recorded a deferred pre-tax gain on sale of approximately $262,000.

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended September 30,
	2006	2005
Revenues	$147	$5,821
Income (loss) before gain on sale, loss on impairment of assets, minority interest and provision for income taxes	$65	$(1,179)
Gain on sale	—	406
Loss on impairment of assets	(4,307)	—
Minority interest	(57)	213
Provision for income taxes	1,720	224
Loss from discontinued operations, net of tax and minority interest	$(2,579)	$(336)

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

8.   DISCONTINUED OPERATIONS (Continued)

	Nine Months Ended September 30,
	2006	2005
Revenues	$16,183	$18,014
Loss before gain on sale, loss on impairment of assets, minority interest and provision for income taxes	$(858)	$(2,188)
Gain on sale	9,292	921
Loss on impairment of assets	(4,307)	—
Minority interest	(5,021)	124
Provision for income taxes	358	457
Loss from discontinued operations, net of tax and minority interest	$(536)	$(686)

9.   COMMITMENTS AND CONTINGENCIES

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

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts, that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $11,705,000 at September 30, 2006 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At September 30, 2006, the balance outstanding under the loan totaled $15,579,000.

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2012. At September 30, 2006, the balance outstanding under the loan totaled $13,919,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

9.   COMMITMENTS AND CONTINGENCIES (Continued)

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

LITIGATION

In December 2005, our partner in the Washington Business Park portfolio joint venture filed suit in the Circuit Court of Montgomery County, Maryland (“the Court”) against us.  The plaintiff sought $15,000,000 in damages for breach of fiduciary duty and fraud and $25,000,000 for exemplary and punitive damages.  Upon the closing in October 2006 of the sale of the Washington Business Park portfolio to our partner, the parties involved in the litigation executed a mutual release and a filing with the Court a Stipulation of Dismissal with prejudice of the litigation.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

10.   STOCK APPRECIATION RIGHTS

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

We use the “plain vanilla” Black-Scholes-Merton closed-form model as described in SEC Staff Accounting Bulletin 107 for determining the fair value of the SARs. All SARs are granted at the market value on the date of the grant. The following assumptions were used in determining the fair value of the SARs as of September 30, 2006: expected volatility of 17.3%, the weighted average expected remaining life of 4.35 years and a risk free interest rate of 4.6%. No dividend yield was assumed because there can be no assurance that dividends will be paid. For the nine-months ended September 30, 2006, we recognized $763,000 of compensation liability and compensation expense for the SARs grants.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

10.   STOCK APPRECIATION RIGHTS (Continued)

The following table summarizes the SARs information as of September 30, 2006:

Stock Appreciation Rights	Number	Weighted Average Grant Price	Contract Life
Outstanding as of January 1, 2006	—	$—	—
Granted	177,000	$32.92	10 years
Exercised	(500)	$32.91	10 years
Terminated	(3,500)	$32.91	10 years
Outstanding at September 30, 2006	173,000	$32.92	10 years

At September 30, 2006, the market value of a share of our common stock was $27.90.

11.   DIVIDENDS

In May 2006, our Board of Directors declared a semi-annual cash dividend of $0.15 per share of common stock. This dividend was paid on June 15, 2006 to record holders of our common stock as of June 1, 2006.

12.   INCOME TAXES

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

Our provision for income taxes for the three and nine months ended September 30, 2006 and 2005, includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through September 30, 2006 and 2005, respectively.

13.   SEGMENT INFORMATION

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13.   SEGMENT INFORMATION (Continued)

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

Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; Houston, Texas and Lakeland and Orlando, Florida, metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are a consolidation of related subsidiaries that are managed separately as each segment requires different operating, pricing, and leasing strategies. Following is a summary of our reportable segments:

Three Months Ended September 30, 2006 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$12,647	$15,917	$2,594	$866	$77	$32,101
Cost of homebuilding, residential lots and other development	(11,534)	—	—	—	—	(11,534)
Operating expenses	—	(7,172)	(1,132)	(683)	—	(8,987)
Depreciation and amortization expense	—	(5,301)	(600)	(32)	—	(5,933)
Interest expense	—	(5,237)	(986)	(77)	(1,188)	(7,488)
Gain on sale of investments in joint ventures	—	2	—	—	—	2
Income (loss) from investments in joint ventures	250	(29)	8	—	55	284
Minority interest	(304)	(9)	(22)	—	—	(335)
Debt extinguishment costs	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	(1,494)	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	—	—	(2,466)	(2,466)
Other income	—	—	—	—	574	574
Income (loss) before income taxes and discontinued operations	$(435)	$(2,876)	$(138)	$74	$(2,948)	$(6,323)

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13.   SEGMENT INFORMATION (Continued)

Nine Months Ended September 30, 2006 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$23,690	$41,825	$7,457	$2,641	$347	$75,960
Cost of homebuilding, residential lots and other development	(21,011)	—	—	—	—	(21,011)
Operating expenses	—	(17,368)	(3,211)	(1,831)	—	(22,410)
Depreciation and amortization expense	—	(14,110)	(1,684)	(98)	—	(15,892)
Interest expense	—	(13,518)	(2,912)	(229)	(2,856)	(19,515)
Gain on sale of investments in joint ventures	—	18,285	—	—	—	18,285
Income (loss) from investments in joint ventures	254	383	(21)	—	107	723
Minority interest	(759)	(92)	(36)	—	—	(887)
Debt extinguishment costs	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	(1,494)	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	—	—	(9,474)	(9,474)
Other income.	—	—	—	—	1,509	1,509
Income (loss) before income taxes and discontinued operations	$680	$14,358	$(407)	$483	$(10,367)	$4,747
As of September 30, 2006 (in thousands)
Assets:
Real estate, at cost	$168,655	$393,770	$104,555	$7,471	$—	$674,451
Accumulated depreciation	—	(25,004)	(6,716)	(5,188)	—	(36,908)
Investments in and advances to joint ventures	19,645	2,030	(153)	—	2,201	23,723
Cash, cash equivalents and restricted cash	—	—	—	—	46,361	46,361
Investments	—	—	—	—	38,978	38,978
Other	584	117,448	3,984	6,819	17,064	145,899
	$188,884	$488,244	$101,670	$9,102	$104,604	$892,504

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13.   SEGMENT INFORMATION (Continued)

Three Months Ended September 30, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$3,305	$9,787	$2,385	$918	$127	$16,522
Cost of homebuilding, residential lots and other development	(3,452)	—	—	—	—	(3,452)
Operating expenses	—	(3,240)	(953)	(577)	—	(4,770)
Depreciation and amortization expense	—	(2,757)	(538)	(86)	—	(3,381)
Interest expense	—	(2,641)	(740)	(83)	(374)	(3,838)
Gain on sale of investments in joint ventures	—	145	—	—	—	145
Income from investments in joint ventures	—	223	(74)	—	—	149
Minority interest	(154)	(42)	(7)	—	—	(203)
Withdrawn public offering	—	—	—	—	(3,206)	(3,206)
Debt extinguishment costs	—	—	(865)	—	—	(865)
General, administrative and other expenses	—	—	—	—	(2,293)	(2,293)
Other income	—	—	—	—	263	263
Income (loss) before income taxes and discontinued operations	$(301)	$1,475	$(792)	$172	$(5,483)	$(4,929)

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13.   SEGMENT INFORMATION (Continued)

Nine Months Ended September 30, 2005 (in thousands)	Commercial, Residential and Land Development	Commercial Rental	Residential Rental	Hospitality	Corporate and Other	Consolidated
Statement of Operations:
Total operating revenues	$45,941	$25,456	$6,954	$2,382	$397	$81,130
Cost of homebuilding, residential lots and other development	(35,014)	—	—	—	—	(35,014)
Operating expenses	—	(9,588)	(2,614)	(1,675)	—	(13,877)
Depreciation and amortization expense	—	(6,995)	(1,588)	(303)	—	(8,886)
Interest expense	—	(7,467)	(2,181)	(234)	(519)	(10,401)
Gain on sale of investments in joint ventures	—	145	1,494	—	—	1,639
Income from investments in joint ventures	—	653	(209)	—	—	444
Minority interest	(5,209)	(125)	(27)	—	—	(5,361)
Withdrawn public offering	—	—		—	(3,206)	(3,206)
Debt extinguishment costs	—	—	(865)	—	—	(865)
General, administrative and other expenses	—	—		—	(5,059)	(5,059)
Other income	—	—		—	829	829
Income (loss) before income taxes and discontinued operations	$5,718	$2,079	$964	$170	$(7,558)	$1,373
As of December 31, 2005 (in thousands)
Assets:
Real estate, at cost	$157,128	$227,163	$78,014	$7,359	$—	$469,664
Accumulated depreciation	—	(18,615)	(5,039)	(5,090)	—	(28,744)
Investments in and advances to joint ventures	19,013	9,422	371	—	1,247	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	24,854	24,854
Investments	—	—	—	—	63,028	63,028
Other	55,931	124,647	3,707	6,454	14,404	205,143
	$232,072	$342,617	$77,053	$8,723	$103,533	$763,998

14.   SUBSEQUENT EVENTS

Washington Business Park In October 2006, we sold our interest in both the two office and seven flex and warehouse buildings and the 50 acres of undeveloped land at Washington Business Park to our partner in the venture for approximately $22,800,000. As a result of the sale we received approximately $17,800,000  in cash along with a $5,000,000 promissory note with a three year maturity and recorded a pre-tax gain on sale of approximately $9,076,000. The promissory note bears interest at 10% and requires  principal payments totaling $1,000,000 for each of the first two years of the note.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

14.   SUBSEQUENT EVENTS (Continued)

Charlestown North In October 2006, we sold the Charlestown North residential apartment building for $18,000,000. As a result of the sale we repaid the remaining balance outstanding under the mortgage loan, received net proceeds of $12,166,000 and recorded a pre-tax gain on sale of approximately $14,278,000.

Holliday Properties In November 2006, we formed Holliday Properties Master LLC (“Holliday Properties”) in which we own a 51% interest. Holliday Properties was formed for the purpose of acquiring and redeveloping a city block located in Baltimore, Maryland. We have agreed to invest up to $5,000,000 to be used for the acquisition and development of the properties that comprise the city block.

Dividends In November 2006, our  Board of Directors declared a semi-annual cash dividend of $0.15 per share of common stock. The dividend will be paid on December 15, 2006 to record holders of our common stock as of December 1, 2006.

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

The discussion that follows is based primarily on our consolidated balance sheets as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Overview.

We earn our revenues and profits from leasing commercial office space and residential apartment units, providing services at our hospitality properties, selling residential condominium units and selling both developed and undeveloped land. Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore Maryland; Maryland and Delaware Eastern Shore; Houston, Texas and Lakeland and Orlando, Florida, metropolitan areas.

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

Development projects as of September 30, 2006:

Project Name	Location	Date of Acquisition	Development Type	Size (1)	Number sold (2)	B&R Ownership % (3)
Consolidated Properties (4)
Laguna Vista	Ocean City, MD	2003	Residential	41 units	24	100.0%
			Condominiums
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential	20 units	—	51.0%
			Condominiums
Crisfield	Crisfield, MD	2005	Residential Lots	232	16	51.0%
Red Mill Pond (5)	Lewes, DE	2005	Residential Lots	541	—	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	139	58	51.0%
Waterfront (6)	Washington, DC	1964	Commercial Office Complex	1,144,000 sq ft	—	46.0%
1150 Northbrook (7)	Trevose, PA	2003	Commercial Office Building	109,000 sq. ft.	—	100.0%
Paradise Developers (8)	Manassas, VA	1991	Commercial Office Condominiums	108,000 sq. ft.	45,315 sq ft.	100.0%
Guilford Properties (6)	Baltimore, MD	2006	(9)	29,000 sq. ft.	—	51.0%
Unconsolidated Properties (4)
Symphony House (10)	Philadelphia, PA	2005	Residential	163 units	—	22.0%
			Condominiums
Venice Lofts	Philadelphia, PA	2005	Residential	128 units	—	22.0%
			Condominiums
Washington Business Park Land (11)	Lanham, MD	2001	Undeveloped Land	79 acres	29 acres	80.0%

NOTES:

          (1) Represents the actual or planned size of the project.

          (2) Represents number of sales that had closed as of September 30, 2006.

          (3) Represents our effective ownership of the underlying property.

          (4) Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting.

          (5) Venture is in process of preparing improved lots for sale.

          (6) Represents the current size of the property. The size of the development project has not yet been determined.

          (7) Upon completion, the space will be leased to tenants.

          (8) Consists of two commercial buildings each containing 54,000 square feet of for-sale condominium office space, one of which is completed and the other is under construction.

          (9) The type of development activity has not been finalized.

    (10) Project also includes a theatre containing 35,000 square feet of space and other retail space, as well as a parking garage.

    (11) Our interest in this project was sold in October 2006.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources.

Commercial rental properties as of September 30, 2006:

Property Name	Number of Buildings	Square Feet	Occupancy (1)	Location	B&R Ownership
Consolidated Properties (2)
Washington Business Park (3) (5)	9	568,000	91.4%	Lanham, MD	80.0%
Fort Washington Executive Center	3	393,000	100.0%	Ft. Washington, PA	97.5	%(7)
Versar Center	2	217,000	79.4%	Springfield, VA	100.0%
Sudley North (Buildings A, B & C)	3	116,000	88.6%	Manassas, VA	100.0%
Sudley North (Building D)	1	69,000	100.0%	Manassas, VA	50.0%
Bank Building	1	3,000	100.0%	Manassas, VA	100.0%
West Germantown Pike	2	115,000	100.0%	Plymouth Meeting, PA	98.0	%(7)
One Northbrook	1	95,000	84.8%	Trevose, PA	100.0	%(6)
900 Northbrook	1	66,000	94.0%	Trevose, PA	90.0	%(7)
Fort Hill	1	66,000	100.0%	Centreville, VA	80.0%
7800 Building (5)	1	15,000	76.7%	Manassas, VA	100.0%
1105 Market Street) (5)	1	173,000	58.4%	Wilmington, DE	100.0	%(6)
919 Market Street	1	223,000	92.6%	Wilmington, DE	100.0	%(6)
102 Pickering Way	1	80,000	97.9%	Exton, PA	100.0	%(6)
Cross Keys	1	82,000	90.3%	Doylestown, PA	100.0	%(6)
Wynwood	2	88,000	100.0%	Chantilly, VA	100.0%
Blue Bell Plaza	2	155,000	100.0%	Plymouth Meeting, PA	100.0	%(6)
10333 Harwin Drive	1	148,000	71.2%	Houston, TX	100.0	%(8)
17043-49 El Camino	4	82,000	81.6%	Houston, TX	100.0	%(8)
1100 NASA Road	1	57,000	91.2%	Houston, TX	100.0	%(8)
1110 NASA Road	1	60,000	80.8%	Houston, TX	100.0	%(8)
1120 NASA Road	1	80,000	80.6%	Houston, TX	100.0	%(8)
Mearns Park	1	300,000	98.7%	Warminster, PA	97.0	%(6)
1717 Portway Plaza	1	67,000	88.2%	Houston, TX	100.0	%(8)
Valley Square	5	294,000	86.7%	Plymouth Meeting, PA	96.3	%(6)
9950 Westpark	1	111,000	82.1%	Houston, TX	100.0	%(8)
8700 Commerce Drive	1	77,000	90.2%	Houston, TX	100.0	%(8)
510 Township Road	1	87,000	59.2%	Plymouth Meeting, PA	100.0	%(6)
Commerce Park North	2	164,000	87.7%	Houston, TX	100.0	%(8)
Total consolidated properties	53	4,051,000
Unconsolidated Properties (2)
Devon Square (4)	2	140,000	38.1%	Devon, PA	5.5%
Madison Building	1	82,000	100.0%	McLean, VA	24.9%
Total unconsolidated properties	3	222,000
Total consolidated and unconsolidated properties	56	4,273,000

NOTES:

(1)             At September 30, 2006.

(2)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the Unites States (“GAAP”).

(3)             Consist of two office buildings and seven flex and warehouse buildings.

(4)             Properties are currently under renovation.

(5)             Property is reported as held for sale at September 30, 2006. The results of operations related to these properties are included in income from discontinued operations, net of tax and minority interest, in the accompanying financial statements.

(6)             We have entered into an asset supervision agreement with an unrelated third party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20%

of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(7)             Represents our share of the Class A voting membership interest in the entity. An unrelated third party owns a Class B membership interest in the joint venture that entitles this party to 15% of cash available from operations after the Class A members have received a cumulative annual 12% return on their investment in the property and 15% of cash available from a refinancing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.

(8)             We have entered into an asset supervision agreement with an associate that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

Residential rental properties as of September 30, 2006:

Property Name	Apt. Units	Occupancy (1)	Location	B&R Ownership %
Consolidated Properties (2)
The Fountains	400	97.5%	Orlando, FL	100.0	%(4)
Victoria Place	364	92.6%	Orlando, FL	85.0%
Huntington at Sundance	292	97.6%	Lakeland, FL	100.0	%(4)
Charlestown North (3)	178	98.9%	Greenbelt, MD	100.0%
Total consolidated properties	1,234
Unconsolidated Properties (2)
Arbor Crest	80	96.3%	Silver Spring, MD	33.3%
Total consolidated and unconsolidated properties	1,314

NOTES:

(1)          At September 30, 2006.

(2)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent a property that is accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States (“GAAP”).

(3)          Property was sold in October 2006 and is reported as held for sale at September 30, 2006. The results of operations related to this property is included in income from discontinued operations, net of tax and minority interest, in the accompanying financial statements.

(4)          We have entered into an asset supervision agreement with an unrelated third party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

Hospitality Properties

This segment includes revenue and income from two hospitality properties, The Inn at the Colonnade, a Doubletree branded property, located in Baltimore, Maryland and the Holiday Inn Express located in Camp Springs, Maryland. The Inn at the Colonnade has 125 rooms and the Holiday Inn Express has 151 rooms. Both properties are managed by third party managers.

The Inn at the Colonnade is recorded as held for sale at September 30, 2006. The results of operations related to this property are included in income from discontinued operations, net of tax and minority interest, in the accompanying financial statements.

Application of Critical Accounting Policies

Our accounting policies comply with GAAP for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made our best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K for the year ended December 31, 2005. These policies have not changed significantly in 2006.

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

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	September 30, 2006	December 31, 2005	$ Change 2005 to 2006	% Change 2005 to 2006
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$505,796	$312,536	$193,260	61.8%
Property and land development	166,739	154,139	12,600	8.2%
Cash, cash equivalents, and investments	59,674	73,848	(14,174)	(19.2%)
Deferred charges and other assets, net	54,781	36,266	18,515	51.1%
Total assets	892,504	763,998	128,506	16.8%
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$581,401	$405,155	$176,246	43.5%
Total liabilities	717,896	586,940	130,956	22.3%
Minority interest	45,424	49,696	(4,272)	(8.6%)
Shareholders’ equity	129,184	127,362	1,822	1.4%

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisition of thirteen commercial and industrial office properties and one residential property in 2006. The acquisitions increased the Company’s commercial office portfolio by 1,682,000 square feet and added 292 apartment units to the residential portfolio, at a total acquisition cost of $195,814,000.

•       Property and land development increased primarily as a result of the acquisition of the Guilford Properties and the development activity at the Red Mill Pond, Crisfield, Seaside, 1150 Northbrook and the Paradise Developers projects. This increase was partially offset by sales of condominium units at Laguna Vista, sales of residential lots at Seaside and sales of commercial office condominiums at the Paradise Developers projects.

•       Cash, cash equivalents and investments decreased in total primarily due to cash used for the previously mentioned commercial office and residential apartment acquisitions, offset by cash proceeds received from the issuance of the Trust Preferred Securities and proceeds from the sales of our investments in real property.

•       The increase in deferred charges and other assets, net, is primarily related to deferred financing fees and the allocation of the purchase price of properties acquired to in-place lease assets, partially offset by the amortization of these assets.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the acquisition of commercial, office and industrial properties; the acquisition of the residential apartment community; and construction loans draws along with the issuance of Trust Preferred Securities. This increase was partially offset by loan repayments during the period.

•       Minority interest decreased primarily as a result of our minority partner’s share of distributions from the sale of the remaining Baltimore Properties.

Financial Overview.

Results of Operations—three months ended September 30, 2006 compared to the three months ended
September 30, 2005.

The following table reflects key line items from our statements of operations for the three months ended September 30, 2006 and 2005 (in thousands, except percentages):

	September 30,		$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
			Increase/(decrease)
Revenues from homebuilding, residential lots and other	$12,647	$3,305	$9,342	282.7%
Revenues from commercial rental properties	15,917	9,787	6,130	62.6%
Revenues from residential rental properties	2,594	2,385	209	8.8%
Revenues from hospitality properties	866	918	(52)	(5.7%)
Total operating revenues	32,101	16,522	15,579	94.3%
Cost of homebuilding and residential lots	11,534	3,452	8,082	234.1%
Commercial operating expenses	7,172	3,240	3,932	121.4%
Residential operating expenses	1,132	953	179	18.8%
Hospitality operating expenses	683	577	106	18.4%
Commercial depreciation and amortization expense	5,301	2,757	2,544	92.3%
Interest expense	7,488	3,838	3,650	95.1%
Debt extinguishment costs	1,047	865	182	21.0%
Loss on impairment of assets	1,494	—	1,494	100.0%
Loss from discontinued operations, net of tax and minority interest	2,579	336	2,243	667.6%
Net loss	6,744	3,503	3,241	92.5%

Homebuilding, Residential Lots and Other.

Homebuilding and residential lots revenue in 2006 increased by $9,342,000 compared to the prior year due to increased sales of residential lots and condominium units. Revenue in 2006 includes the sale of 28 residential lots at Seaside and 18,000 square feet of office space at Paradise Developers, which were not available for sale during this period in 2005, and one condominium unit at Laguna Vista. Revenue in 2005 includes the sale of nine units at Golfview and two units at Laguna Vista. By December 31, 2005 there were no units remaining at the Golfview project.

The cost of homebuilding, residential lots and other increased by $8,082,000 when compared to the same period in 2005, due to higher sales volume.

Commercial Rental Properties.

The $6,130,000 revenue increase in 2006, when compared to the same period in 2005, was primarily due to the operation of commercial office properties acquired in the first three quarters of  2006. Revenues from the properties that we owned for the full three months in both 2006 and 2005 were comparable.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $3,932,000 when compared to the same period in 2005 due to the operation of additional commercial office properties acquired in 2006. Operating expenses for properties that we owned for the full three months in both 2006 and 2005 increased by $368,000 in 2006 when compared to 2005 primarily due to higher utility expenses; increased repair and maintenance costs and increased costs associated with real estate tax appeals.

Depreciation and amortization expense in 2006 increased by $2,544,000 when compared to the same period in 2005, due to the additional properties acquired in 2006.

Residential Rental Properties.

The $209,000 increase in residential revenue in 2006 relative to 2005 was primarily due to higher rental rates and lease termination fees at Victoria Place and The Fountains at Waterford Lakes.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $179,000 when compared to the same period in 2005, due to higher insurance rates.

Hospitality Properties.

Revenues for the three months ended September 30, 2006 were comparable to the prior year. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, increased by $106,000 compared to 2005 primarily due to increased utility costs.

Interest Expense.   The increase in interest expense of $3,650,000 for the third quarter of 2006 over the same prior year period is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2006, together with interest expense related to the Trust Preferred Securities issued in November 2005 and May 2006. For the three months ended September 30, 2006 and September 30, 2005, we capitalized interest of approximately $622,000 and $627,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $1,047,000 of costs incurred relates to the defeasance of debt secured by Cross Keys which was refinanced in July 2006.

Loss on Impairment of Assets.   The $1,494,000 of costs incurred relates to the reduction in carrying value of our Laguna Vista development project to its estimated fair value.

Loss from Discontinued Operations, Net of Tax and Minority Interest.   The loss from discontinued operations is a result of a $2,584,000 net of taxes asset impairment loss related to the 1105 Market Street commercial property to reduce the carrying value to the property’s net realizable value during the quarter.

Results of Operations—nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The following table reflects key line items from our statements of operations for the nine months ended September 30, 2006 and 2005 (in thousands, except percentages):

	September 30,		$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
			Increase/(decrease)
Revenues from homebuilding, residential lots and other	$23,690	$45,941	$(22,251)	(48.4%)
Revenues from commercial rental properties	41,825	25,456	16,369	64.3%
Revenues from residential rental properties	7,457	6,954	503	7.2%
Revenues from hospitality properties	2,641	2,382	259	10.9%
Total operating revenues	75,960	81,130	(5,170)	(6.4%)
Cost of homebuilding and residential lots	21,011	35,014	(14,003)	(40.0%)
Commercial operating expenses	17,368	9,588	7,780	81.1%
Residential operating expenses	3,211	2,614	597	22.8%
Hospitality operating expenses	1,831	1,675	156	9.3%
Commercial depreciation and amortization expense	14,110	6,995	7,115	101.7%
Residential depreciation and amortization expense	1,684	1,588	96	6.0%
General and administrative expense	9,434	5,059	4,375	86.5%
Interest income	1,509	829	680	82.0%
Interest expense	19,515	10,401	9,114	87.6%
Debt extinguishment costs	1,047	865	182	21.0%
Loss on impairment of assets	1,494	—	1,494	100.0%
Gain on sale of investments in joint ventures	18,285	1,639	16,646	1,015.6%
Loss from discontinued operations, net of tax and minority interest	536	686	(150)	(21.9%)
Net income	2,644	143	2,501	1,749.0%

Homebuilding, Residential Lots and Other.

Homebuilding and residential lots revenue in 2006 decreased by $22,251,000 compared to the prior year due to fewer sales of residential lots and condominium units. Revenue in 2006 includes the sale of 40 residential lots at Seaside, 45,000 square feet of office space at Paradise Developers which was not available for sale during this period in 2005, and five condominium unit at Laguna Vista.  Revenue in 2005 includes the sale of 137 condominium units at Golfview, 10 residential lots at Clarksburg, 15 condominium units at Laguna Vista, and 11 condominium units at Cigar Factory. By December 31, 2005 there were no units remaining at the Golfview and Clarksburg projects and we had sold our interest in the Cigar Factory.

The cost of homebuilding, residential lots decreased by $14,003,000 when compared to the same period in 2005, due to lower sales volume.

Commercial Rental Properties.

Revenue increased by $16,369,000 in 2006, when compared to the same period in 2005, primarily due to the operation of additional commercial office properties acquired in 2006 and in 2005. Revenues from properties that we owned for the full nine months in both 2006 and 2005 decreased by $127,000 primarily due to reduced tenant reimbursable revenue in 2006.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased when compared to the same period in 2005 by $7,780,000 due to the operation of commercial office properties acquired in 2006 and 2005. Operating expenses for properties that we owned for the full nine months in both 2006 and 2005 increased by $331,000 in 2006 when compared to 2005 primarily due to higher utility expenses; increased repair and maintenance costs and increased costs associated with real estate tax appeals.

Depreciation and amortization expense in 2006 increased by $7,115,000 when compared to the same period in 2005, due to the properties acquired in 2006 and  2005.

Residential Rental Properties.

The $503,000 increase in residential revenue in 2006 relative to 2005 was primarily due to higher rental rates and lease termination fees at Victoria Place and The Fountains at Waterford Lakes.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2006 increased by $597,000 when compared to the same period in 2005 due to costs associated with a change in management companies during the third quarter of 2006, higher insurance rates and  improved maintenance activities in 2006.

Hospitality Properties.

Revenues for the nine months ended September 30, 2006 increased by $259,000 over the prior year primarily due to increased room rates.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, increased by $156,000 compared to 2005 primarily due to increased operating and utility costs.

General and Administrative Expense.   General and administrative expense increased by $4,375,000 compared to 2005 primarily due to an additional $1,880,000 of professional fees; an $842,000 increase in personnel costs associated with the expanded operations of the company; the recognition of $763,000 of compensation expense related to the stock appreciation rights granted in 2006; and an increase of $685,000 related to non-consummated acquisition costs in 2006.

Interest Income.   Interest income increased by $680,000 over the prior year due to higher interest rates and larger average balances outstanding during the year from the investment of proceeds received from the Trust Preferred Securities and sales of our investments in joint ventures.

Interest Expense.   The increase in interest expense of $9,114,000 for the nine months ended September 30, 2006 over the same prior year period is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2006 and in 2005, along with interest expense related to the Trust Preferred Securities issued in November 2005, and May 2006. For the nine months ended September 30, 2006 and 2005, we capitalized interest of approximately $1,657,000 and$1,474,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $1,047,000 of costs incurred relate to the defeasance of debt secured by Cross Keys which was refinanced in July 2006.

Loss on Impairment of Assets.   The $1,494,000 of costs incurred relate to the reduction in carrying value of our Laguna Vista development project to its estimated fair value.

Gain on Sale of Investments in Joint Ventures.   Gain on the sale of investments in joint ventures increased by $16,646,000 due to the sale of 1925 K Street.

Loss from Discontinued Operations, Net of Tax and Minority Interest.   The loss from discontinued operations decreased $150,000 in 2006 when compared to the same period in 2005, primarily due to a net gain on sale of the four remaining Baltimore Portfolio office buildings and Divine Lorraine and the adjacent ground. These gains were offset by an asset impairment expense of $2,584,000 after taxes related to 1105 Market Street.

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

Our FFO was $(703,000) for the three months ended September 30, 2006, compared to $617,000 for the three months ended September 30, 2005, a decrease of $1,320,000. This decrease is primarily due to asset impairment losses totaling $3,481,000 after taxes, related to 1105 Market Street and Laguna Vista, partially offset by a $1,923,000 after tax expense in 2005 related to a withdrawn public offering, and increased sales of condominium units and residential lots in 2006. The following table reflects the reconciliation of FFO to net income for the three months ended September 30, 2006 (in thousands).

	Three Months Ended September 30,
	2006	2005
Net loss	$(6,744)	$(3,503)
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	6,020	4,451
(Less) add: Income tax expense (benefit) from property sales (net of minority interest share of taxes)	(14)	222
Add (less): Gain on sale of properties (net of minority interest)	35	(553)
Funds from operations	$(703)	$617
Net loss per common share	$(1.23)	$(0.64)
Funds from operations per common share	$(0.13)	$0.11

For the nine months ended September 30, 2006, our FFO was $7,816,000 compared to $10,950,000 for the nine months ended September 30, 2005, a decrease of $3,134,000. The decrease is primarily due to asset impairment losses totaling $3,481,000 after taxes, and fewer sales of residential lots and condominium units, partially offset by higher FFO in 2006 generated from properties acquired in 2006 and 2005 and a $1,923,000 after tax expense in 2005 related to a withdrawn public offering. The following table reflects the reconciliation of FFO to net income for the nine months ended September 30, 2006 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net income	$2,644	$143
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	17,645	12,225
Add: Income tax expense from property sales (net of minority interest share of taxes)	8,315	1,291
Less: Net Gain on sale of properties (net of minority interest)	(20,788)	(2,709)
Funds from operations	$7,816	$10,950
Net income per common share	$0.48	$0.03
Funds from operations per common share	$1.43	$2.00

Liquidity and Capital Resources

General.   At September 30, 2006, our consolidated current cash and cash equivalents and investments were $59,674,000. Of this amount, approximately $24,000,000 is either maintained for working capital purposes or represents our joint venture partners’ shares of cash at our consolidated joint ventures. The remaining amount is available for funding future acquisitions, investments in development projects and capital expenditures, or to fund a short term need, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000. In addition, under our line of credit, we have as of September 30, 2006 available borrowing capacity totaling $50,000,000. While the availability of these funds is restricted by certain covenants and sub-limits it should still aid us in quickly responding to real estate acquisition opportunities.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the remainder of 2006 relate to interest and scheduled principal payments on our outstanding debt, and to capital improvements at our existing properties. Other short-term liquidity requirements include recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions, and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, asset dispositions and to the extent necessary, from our available cash on hand at September 30, 2006. In October 2006, we disposed of a residential apartment building and our interest in a commercial office building, generating net proceeds of approximately $29,966,000. These net proceeds are held by a qualified intermediary in Internal Revneue Code 1031 exchange accounts. The assets that were disposed had appreciated significantly in value and the dispositions reflect our strategy of realizing asset appreciation to provide funds for future acquisitions through either asset dispositions or through debt refinancings.

A number of factors could affect our cash provided from operations, including a change in occupancy levels and leasing rates, caused by tenants’ perception about the attractiveness of the property relative to competing properties; competitive pressure caused by newly developed properties within the same geographic market; and rent concessions offered by competitors. An economic downturn in the markets in which we operate could affect the ability of tenants to meet their rental obligations, the likelihood that tenants will renew their leases and our ability to lease the space on economically favorable terms. Furthermore, a slowdown in home sales could impact sales of our residential lots and condominiums.

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 13 years, beginning in 2008. We anticipate meeting these liquidity requirements through available cash on hand, debt refinancing, draws on our line of credit and asset dispositions.

Operating Activities.   For the nine months ended September 30, 2006, net cash used by operating activities was $7,570,000, primarily due to funds used for homebuilding and land development classified as operating activity, totaling $10,737,000.

Investing Activities.   For the nine months ended September 30, 2006, net cash used in investing activities totaled $105,194,000 primarily due to the acquisition of 14 commercial office, industrial and residential properties, development activity at five investment development projects and increased restricted cash, and partially offset by a decrease in investments in municipal obligations.

Financing Activities.   For the nine months ended September 30, 2006, net cash provided by financing activities totaled $122,640,000.  This primarily resulted from the placement of mortgage debt related to the acquisition of commercial and industrial office properties and the issuance of Trust Preferred Securities. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

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

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts, that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $11,705,000 at September 30, 2006 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2007. At September 30, 2006, the balance outstanding under the loan totaled $15,579,000.

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2012. At September 30, 2006, the balance outstanding under the loan totaled $13,919,000.

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

We do not currently use derivatives to manage interest rate risk. At September 30, 2006, $67,677,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at September 30, 2006, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $677,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At September 30, 2006, $584,561,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at September 30, 2006, the estimated fair value of our fixed-rate debt was $571,612,000.

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

As part of our ongoing operations, in 2006, our Chief Executive Officer and Chief Financial Officer are continuing to evaluate and, as necessary, improve our staffing, systems, and accounting processes that are part of our disclosure controls and procedures as part of our effort to remediate the material weakness described in our Form 10-K.

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

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

None

Item 5.                        Other Information.

None

Item 6.                        Exhibits.

A.                Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Executive Vice President—Finance and Chief Financial Officer. (Filed herewith.)
32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and from Darryl M. Edelstein, Executive Vice President—Finance and Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRESLER & REINER, INC.
November 14, 2006	By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
	By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Executive Vice President—Finance and Chief Financial Officer