Form 10-K/A
period 2005-12-31
BRESLER & REINER INC
filed 2007-01-31
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 0-6201

BRESLER & REINER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-0903424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11200 Rockville Pike, Suite 502 Rockville, Maryland	20852
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 945-4300

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

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2006 was 5,477,212.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be held on June 14, 2006.

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10-K/A (the “Amendment”) in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”).  This Amendment amends and replaces in its entirety our disclosure in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006 (the “Report”).

Except to the extent modified, this Amendment is as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff.   This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In 2005, our Chief Executive Officer and Chief Financial Officer completed a review of the company’s internal controls over financial reporting and concluded that there were insufficient resources at the Company to adequately review the accounting for cost of sales at our development projects and the accounting for straight-line rental income and depreciation and amortization expense at our operating properties.  A remediation plan was developed and implemented over the course of 2005 to address these issues.  The plan included hiring additional accounting and internal audit personnel, implementing a new fixed-asset accounting system and utilizing skilled professional consultants to augment the employee base.  These measures enabled the Company to assume primary responsibility for accounting for development costs, straight-line rental income and depreciation and amortization expense and to increase our level of supervision of transactions and of operations at our properties.

Despite the weaknesses in the Company’s internal controls over financial reporting, that were identified and addressed during the year ended December 31, 2005 as described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the year ended December 31, 2005.  They reached this conclusion after determining that the weaknesses in internal controls over financial reporting did not prevent the information required to be disclosed in the Company’s reports from being recorded, processed, summarized or reported within the required time periods nor did they prevent such information from being accumulated and communicated to senior management in a manner that would allow for timely decisions regarding required disclosures. In making such a determination they considered that the weaknesses were discovered during the normal financial statement preparation process and that all financial information required to be communicated and reviewed by the Chief Executive Officer, Chief Financial Officer and Disclosure Committee was communicated with sufficient time to allow timely decisions regarding required disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2007.

BRESLER & REINER, INC.

By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer

By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Executive Vice President – Finance & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 31, 2007.

/s/ SIDNEY M. BRESLER	Chief Executive Officer, Director
Sidney M. Bresler

/s/ DARRYL M. EDELSTEIN	Executive Vice President – Finance & Chief Financial Officer
Darryl M. Edelstein	(Principal Financial & Accounting Officer)

/s/ BENJAMIN C. AUGER	Director
Benjamin C. Auger

/s/ CHARLES S. BRESLER	Director
Charles S. Bresler

/s/ GARY F. BULMASH	Director
Gary F. Bulmash

/s/ RALPH S. CHILDS, JR.	Director
Ralph S. Childs, Jr.

/s/ MICHAEL W. MALAFRONTE	Director
Michael W. Malafronte

/s/ BURTON J. REINER	Director
Burton J. Reiner

/s/ RANDALL L. REINER	Director
Randall L. Reiner

/s/ JOHN P. CASEY	Director
John P. Casey

/s/ GRETCHEN M. DUDNEY	Director
Gretchen M. Dudney