Form 10-K
period 2006-12-31
BRESLER & REINER INC
filed 2007-04-02
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the voting stock held by non-affiliates (1,319,840 shares) was $38,407,344 as of June 30, 2006. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $29.10 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant’s Common Stock are considered affiliates of the Registrant at that date.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2007 was 5,477,212.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 13, 2007.

BRESLER & REINER, INC.

ANNUAL REPORT ON
FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The “Company” means Bresler & Reiner, Inc., a Delaware corporation, and one or more of its subsidiaries and affiliates, and, as the context may require, Bresler & Reiner, Inc. only.

ITEM 1. BUSINESS

Our Company

Bresler & Reiner, Inc. is a Delaware corporation that for over 40 years has been primarily engaged in the ownership of commercial, residential and hospitality properties and in the development of commercial and residential buildings and land.

We engage in real estate activities in the Philadelphia, Pennsylvania; Houston, Texas; Washington, D.C.; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; and Orlando and Tampa, Florida, metropolitan areas. We are not involved in any operations outside of the United States of America.

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

•       Employ Successful Bidding and Due Diligence Techniques.   Our strong local relationships and effective due diligence allows us to make an informed offer based on a thorough evaluation of the property and its potential. We consider such factors as:

•       economic and demographic conditions in the property’s local and regional market;

•       the location, age, occupancy and rental rates of competing properties;

•       the location, age, construction quality and design of the property;

•       the current and projected cash flow of the property in its current condition;

•       the potential to increase cash flow through moderate renovation and enhanced tenant service;

•       the terms of existing debt on the property and the availability of new financing on favorable terms;

•       the terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents upon lease rollover;

•       the property’s current expense structure and the potential to increase operating margins;

•       access to experienced local property managers and leasing agents; and

•       whether we have or can achieve a sufficient concentration of properties in a sub-market to achieve economies of scale and enhanced service levels from local service providers.

•       Engage Third Party Property Managers and Leasing Agents.   We use third-party property managers and leasing agents who have a strong presence in the applicable local market to handle day-to-day operations and leasing activity of the properties. We believe property management and leasing is local in nature and that managers and leasing agents are an integral part of the property’s success. We hire property managers and leasing agents who embrace the idea of building a collaborative relationship with us, are highly motivated, offer value-added services and have solid relationships with high quality, cost-effective vendors. By clustering our properties, we are able to provide onsite property maintenance services that are both cost effective and better suited to respond to tenant requests in a timely manner, thereby increasing tenant loyalty and lowering tenant turnover costs.

•       Employ Asset Management and Oversight.   We engage in rigorous oversight and asset management of our properties. We make regular on-site visits, touring the properties and meeting with the property managers and leasing agents. We work with our property managers to identify revenue generation and expense reduction opportunities. We establish internal controls to ensure compliance with our operating, accounting and reporting requirements and test these controls during periodic site visits conducted by our internal audit department. We approve each property’s long and short-term capital replacement plans and annual operating budgets and review monthly operating and leasing reports for each property.

Development Properties

We employ the following strategy to achieve our goals with respect to development projects:

•       Due Diligence Techniques.   We thoroughly evaluate a development project’s potential for generating strong risk-adjusted returns by considering such factors as:

•       the highest and best use for the project;

•       the economic and demographic conditions in the project’s local and regional market;

•       competition from comparable projects;

•       the projected cash flow of the project;

•       potential risk-adjusted returns on our investment;

•       development risks including cost overruns and delays; and

•       interest-rate risk.

•       Partner with Developers.   We partner with reputable local, regional and national developers who have expert knowledge of their markets and strong relationships with general contractors and service providers. The agreements with our joint venture partners generally provide for a distribution waterfall that provides us with a preferred return on our investment as well as incentives to our partners to maximize returns on the project.

Selling Properties

We acquire operating properties as a long term investment, and we pursue our development properties to complete the development process. However, we continually evaluate whether we should continue to hold properties or to dispose of them. In evaluating whether to dispose of a property we consider the amount of control we exert over the ownership entity, whether the property fits with our overall strategy, and whether re-deployment opportunities for the sale proceeds offer greater returns than can be achieved through continuing to own and operate the existing property.

Prudent Financing

We maintain a strong liquidity position that allows us to effectively compete for acquisitions where the seller may require the buyer to rapidly close on the purchase of a property. We employ mortgage debt in order to enhance our returns on invested capital. In certain instances we enter into master lease agreements or provide loan guarantees in order to maximize the benefits of leverage. At other times we prepay existing mortgage debt in order to place more favorable debt. While under accounting principles generally accepted in the United States of America (“GAAP”) the cost and other penalties associated with such prepayments adversely affect our earnings in the year in which they occur, we proceed with such prepayments after considering among other things, whether the benefits to be gained over the course of the loan from the new leverage outweigh the costs incurred in the current year on a net present value basis.

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

Financial Information about Business Segments

We operate in six reportable business segments: Commercial Rental Property; Residential Rental Property; Hospitality Property; Developed and Undeveloped Land sales; Commercial and Residential Condominiums; and Commercial Building and Residential Apartment Development. For additional information about these segments see Note 17 of Notes to Consolidated Financial Statements in Item 15 of this report and Managements’ Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

Narrative Description of the Business

The following is a brief description of each of our reportable business segments:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from the leasing of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. At December 31, 2006 we owned, or had an ownership interest in, 47 commercial office and flex warehouse buildings containing approximately 3,749,000 square feet of space. The properties are located in the Philadelphia, Pennsylvania; Houston, Texas; Washington, D.C. and Wilmington, Delaware metropolitan areas.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC (Redwood), a commercial management company. Redwood manages approximately 1,050,000 square feet of commercial office space, approximately 559,000 square feet of which are owned by entities which we control.

Residential Rental Property

This segment includes the rental income derived by residential properties from the leasing of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At December 31, 2006, we owned, or had an ownership interest in, four residential properties containing a total of 1,136 apartment units. The properties are located in the Orlando, Florida and Washington, D.C. metropolitan areas.

Included in this segment for 2004 are fees generated from a wholly-owned subsidiary that formerly managed a residential property owned by affiliated third parties. This management contract was terminated during the year ended December 31, 2004.

Hospitality Property

This segment includes revenue and income generated from services provided at our two hotel properties. The properties bear the Doubletree and Holiday Inn Express brands and are both managed by third party managers. The properties are located in Baltimore, Maryland and Camp Springs, Maryland. In February 2007, we sold the Doubletree brand hotel.

Developed and Undeveloped Land

This segment includes the revenues and costs associated with the development and sale of land parcels and lots as part of residential subdivisions and undeveloped commercial land sales. The residential subdivisions are located on the Maryland and Delaware Eastern Shore, and the undeveloped commercial land is located in the Washington, DC metropolitan area.

Commercial and Residential Condominiums

This segment primarily includes the revenues and costs associated with the development and sale of commercial and residential condominiums. This activity is conducted in the Washington, DC; Philadelphia, Pennsylvania and Baltimore, Maryland metropolitan markets.

Development of Rental Properties

This segment primarily includes the development and construction of commercial and residential buildings that will be leased to tenants upon completion. Costs associated with this segment are capitalized until completion, at which time the assets are placed in service and transferred to either the residential or commercial rental property segment. This activity is conducted in the Washington, DC and Philadelphia, Pennsylvania metropolitan markets.

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

Employees

On December 31, 2006, we had 28 full-time employees, all but one of whom were located at our corporate offices in Rockville, Maryland, working in such areas as finance, accounting, asset management and internal audit. We believe that our relations with our employees are good. The on-site personnel engaged in the day-to-day operations and the development activities of properties are employees or sub-contactors of the management companies or developers contracted to operate or develop such properties.

Market Concentrations

The commercial properties we owned at December 31, 2006 are concentrated in both the Mid-Atlantic region of the country, and the Houston, Texas metropolitan market. Our residential apartment properties are concentrated in the Central Florida area. Our hospitality properties are located in the Baltimore, Maryland and Washington, D.C. metropolitan areas. Our development projects are located in the Washington, D.C., Maryland and Delaware Eastern Shore, and Philadelphia, Pennsylvania metropolitan areas. No single tenant represents more than 10% of our total revenues.

Seasonality

Our commercial properties are unaffected by seasonality. There are limited seasonal impacts on results at residential properties with slightly lower occupancy during the months of December and January. Our hospitality properties are affected to a larger extent by seasonality; however, the impact is minimal to our overall results of operations. Sales of residential condominiums are affected by seasonality with fewer sales in the winter months. Sales of developed land are not affected by seasonality since the sales contracts with the homebuilders incorporate structured take-down of lots.

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

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Our Future Business Results

We face a number of material risks and uncertainties in our business, which could materially and adversely affect our business, financial condition and results of operations and, as a result, the trading price of our common stock. We believe that the risks and uncertainties described below are the material risks that we face. Any investor in our securities should carefully consider the risks described below.

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

•       an increase in operating costs;

•       introduction of a competitor’s property in or in close proximity to one of our current markets; and

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

We may be unable to renew expiring leases, lease vacant space or re-lease space on a timely basis or on comparable or better terms.   Leases for commercial properties, representing 25% of our annualized commercial base rent at December 31, 2006, expire on or before December 31, 2007. Current tenants may not renew their leases upon the expiration of their terms; or we may not be able to locate qualified replacement tenants under acceptable terms.

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

Increased interest rates would raise our cost of capital and could affect our ability to obtain new mortgage debt or refinance existing mortgage debt.   An increase in interest rates would increase our cost of capital, which may affect our ability to obtain new mortgage debt or to refinance existing mortgage debt and would limit our ability to make future acquisitions. Higher interest rates upon refinancing mortgage debt would decrease cash flow from operations, negatively impacting our earnings and lowering our cash returns as a percentage of our invested equity. In addition, a rise in interest rates could raise the cost of our variable rate debt in excess of increased earnings on our short-term investments, thereby negatively impacting our earnings. In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.

We may have difficulty obtaining financing in weak markets.   Weak real estate markets not only affect the prices for which real estate properties can be purchased or sold, and rental revenues, but also affect the availability of financing. Under such conditions we may have difficulty refinancing existing acquisition and construction financing with long-term financing, which could result in our having to accept less favorable financing terms or use our cash resources to repay indebtedness that otherwise would be refinanced. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our debt level may impair our ability to pursue our business plan.   As of December 31, 2006, our indebtedness totaled $610,681,000, of which $533,104,000 are mortgage and construction loans. We are likely to incur significant additional debt to finance future acquisition and development activities. Our level of debt and the limitations imposed on us by our debt agreements creates risks, including the following:

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

The mortgage debt we have incurred for properties we acquired during the last three years has ranged between 80% and 90% of the purchase price of these properties. We do not have a policy limiting the amount of debt that we may incur. Furthermore, our   bylaws do not limit the amount or percentage of indebtedness that we may incur. Accordingly, our management and board of directors have discretion to increase the amount of our outstanding debt at any time without approval by our stockholders. Changes in our debt policies could expose us to greater credit risk, interest rate risk or result in a more leveraged balance sheet. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and may harm our financial condition.

Weaker economic conditions in the markets in which our properties are located could adversely affect our financial condition.   Our  properties are located in the Philadelphia, Pennsylvania; Houston, Texas; Washington, D.C.; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; and Orlando, and Tampa, Florida, metropolitan

areas.   A decline in the economies of one or more of our core real estate markets, or in the U.S. economy as a whole, could adversely affect our financial position, results of operations, cash flow and ability to pay dividends to shareholders.

We are investing in properties in real estate markets that are outside our core geographic markets.   Over the course of the last year we have made acquisitions outside of our core geographic areas.  We may not be able to operate effectively outside of our core markets. We may continue to make investments in new markets, which may expose us to a variety of risks including:

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

There may be environmental problems associated with our properties of which we are unaware.   We could be held liable for the environmental costs associated with the release of regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property or others. The presence of hazardous substances on a property could result in personal injury or other claims by private parties. Such claims could result in costs or liabilities that could exceed the value of that property. If we become aware of any environmental problems, we take steps to remediate them.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable lease.

We are controlled by the Bresler and Reiner families, whose interests may differ from those of other shareholders.   As of March 30, 2007, members of the Bresler and Reiner families, which include members of our current board of directors and executive officers, owned over 70% of our common stock. As a result of their ownership, these family members have the ability to elect our board of directors and to control our management and policies. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control.

We expect to experience significant growth in the future and may not be able to adapt our management and operational systems to integrate additional properties without unanticipated significant disruption or expense.   During the three year period ended December 31, 2006, the total size of our commercial office portfolio increased by 2,174,000 square feet. We intend to continue to make a significant number of additional acquisitions and cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems to integrate the properties into our portfolio, or that we will be able to manage any future acquisitions of additional properties without operating disruptions or unanticipated costs. In addition, acquisitions will require substantial attention from our management, and may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Our failure to successfully integrate additional property acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our financial condition.   Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We believe our properties substantially comply with present requirements of the ADA. However, if found non-compliant we would have to incur additional costs to bring the property into compliance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Commercial Rental Properties

We owned or held an ownership interest in the following commercial office properties at December 31, 2006:

Consolidated Properties (1)	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at 12/31/06	B&R Ownership		Loan Balance at 12/31/06 (7)	Purchase Price/ Development Cost (2)
				(in 000’s)				(in 000’s)	(in 000’s)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%	97.5%	(3)	$47,249	$52,664
Mearns Park	Warminster, PA	2006	1	300	98.7%	97.0%	(4)	16,500	19,000
Valley Square	Plymouth Meeting, PA	2006	5	294	87.3%	97.0%	(4)	37,500	42,500
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	100.0%	100.0%	(4)	29,800	32,000
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%	98.0%	(3)	15,626	20,500
One Northbrook	Trevose, PA	2004	1	95	78.9%	100.0%	(4)	14,770	16,900
510 Township Road	Plymouth Meeting, PA	2006	1	87	59.2%	100.0%	(4)	10,760	13,500
Cross Keys	Doylestown, PA	2005	1	82	90.9%	100.0%	(4)	14,500	17,792
102 Pickering Way	Exton, PA	2005	1	80	97.9%	100.0%	(4)	9,940	15,275
900 Northbrook	Trevose, PA	2003	1	66	94.0%	90.0%	(3)	10,792	12,050
Houston, Texas metropolitan area:
Commerce Park North	Houston, TX	2006	2	164	91.2%	100.0%	(4)	9,400	11,750
10333 Harwin Drive	Houston, TX	2006	1	148	55.0%	100.0%	(4)	10,532	12,585
9950 Westpark	Houston, TX	2006	1	111	70.6%	100.0%	(4)	6,342	7,818
17043-49 El Camino	Houston, TX	2006	4	82	81.9%	100.0%	(4)	5,024	6,052
1120 NASA Road	Houston, TX	2006	1	80	83.6%	100.0%	(4)	5,208	6,642
8700 Commerce Drive	Houston, TX	2006	1	77	76.8%	100.0%	(4)	3,809	4,979
1717 Portway Plaza	Houston, TX	2006	1	67	78.7%	100.0%	(4)	2,711	4,858
1110 NASA Road	Houston, TX	2006	1	60	90.0%	100.0%	(4)	3,408	4,978
950 Threadneedle	Houston, TX	2006	1	59	100.0%	100.0%	(4)	—	5,250
1100 NASA Road	Houston, TX	2006	1	57	90.1%	100.0%	(4)	2,830	4,502
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	88.1%	100.0%		17,626	20,000
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	89.8%	100.0%		10,161	9,848
Wynwood	Chantilly, VA	2005	2	88	100.0%	100.0%		11,800	13,000
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%	50.0%		6,114	4,729
Fort Hill	Centreville, VA	2000	1	66	100.0%	80.0%		5,428	7,050
Bank Building	Manassas, VA	1991	1	3	100.0%	100.0%		947	876
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	92.1%	100.0%	(4)	35,600	40,525
1105 Market Street (5)	Wilmington, DE	2005	1	173	58.4%	100.0%	(4)	19,000	20,700
Total consolidated properties			44	3,527	86.5%			$363,377	$428,323
Unconsolidated Properties (1)
Devon Square	Devon, PA	2002	2	140	38.1%	5.5%		$16,557	$17,109
Madison Building (6)	McLean, VA	2002	1	82	100.0%	24.9%		13,869	22,000
Total unconsolidated properties			3	222				$30,426	$39,109
Total consolidated and unconsolidated properties			47	3,749				$393,803	$467,432

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

(3)             Represents our share of the Class A voting membership interest in the entity. An unrelated third party owns a Class B membership interest in the joint venture that entitles this party to 15% of cash available from operations after the Class A members have received a cumulative annual 12%

return on their investment in the property and 15% of cash available from a refinancing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.

(4)             We have entered into asset supervision agreements with an unaffiliated third-party for  properties located  in Pennsylvania and an associate for properties located in Texas that entitles these parties to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(5)             Property was reported as held for sale at December 31, 2006 and was sold in February 2007

(6)             Our interest in this property was sold in February 2007.

(7)             Generally, new mortgage loans obtained for acquired properties have 10-year terms and 30-year amortization schedules.

Residential Apartment Properties

We owned or held an ownership interest in the following residential apartment properties at December 31, 2006:

Consolidated Properties (1)	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at 12/31/06	B&R Ownership		Loan Balance at 12/31/06	Purchase Price Development/ Cost (2)
							(in 000’s)	(in 000’s)
The Fountains	Orlando, FL	2003	400	91.8%	100.0%	(3)	$39,500	$35,100
Victoria Place	Orlando, FL	2003	364	89.0%	85.0%		32,341	39,500
Huntington at Sundance	Lakeland, FL	2006	292	96.9%	100.0%	(3)	14,454	24,650
Total consolidated properties			1,056	92.2%			$86,295	$99,250
Unconsolidated Properties (1)
Arbor Crest	Silver Spring, MD	2004	80	91.3%	33.3%		$9,000	$8,455
Total consolidated and unconsolidated properties			1,136				$95,295	$107,705

NOTES:

(1)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(2)             Includes intangible assets and liabilities for  purchased properties.

(3)             We have entered into an asset supervision agreement with an unaffiliated third-party that entitles that party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

Hospitality Properties

We owned the following hospitality properties at December 31, 2006 which are consolidated into our consolidated financial statements:

	Location	Rooms	Date of Acquisition/ Opening	Average Room Rate for the Year Ended 12/31/06	REVPAR for the Year Ended 12/31/06	Occupancy for the Year Ended 12/31/06	B&R Ownership %	Loan Balance at 12/31/06	Purchase Price/ Development Cost
								(in 000’s)	(in 000’s)
Inn at the Colonnade (1)	Baltimore, MD	125	1993	$138.17	$95.50	69.1%	100.0%	$9,458	$7,368
Holiday Inn Express	Camp Springs, MD	151	1987	$102.75	$60.14	58.5%	100.0%	3,500	3,170
Total		276						$12,958	$10,538

(1)             Property was reported as held for sale at December 31, 2006 and was sold in February 2007.

Commercial, Residential and Land Development

We owned or had an ownership interest in the following development projects at December 31, 2006:

Project Name	Location	Date of Acquisition	Development Type	Size (1)	Number sold (2)	B&R Ownership %	Loan Balance at 12/31/06
							(in 000s)
Consolidated Properties (3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential Condominiums	41 units	25	100.0%	$—
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential Condominiums	20 units	—	51.0%	6,400
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office Condominiums	108,000 sq. ft.	45,000 sq. ft.	100.0%	2,855
Developed and Undeveloped Land
Crisfield	Crisfield, MD	2005	Residential Lots	232 lots	16	51.0%	11,700
Red Mill Pond	Lewes, DE	2005	Residential Lots	541 lots	—	51.0%	32,603
Seaside	Ocean City, MD	2004	Residential Lots	139 lots	58	51.0%	12,813
Rental Properties Development
Waterfront	Washington, DC	1964	Commercial Office, Residential and Retail	2,166,000 sq ft (4)	—(5)	24.8%	—
1150 Northbrook	Trevose, PA	2003	Commercial Office Building	108,000 sq. ft.	—(5)	100.0%	$4,103
Unconsolidated Properties (3)
Guilford Properties	Baltimore, MD	2006	(6)	(6)	—	51.0%	$6,345
Holliday Development	Baltimore, MD	2006	(6)	(6)	—	51.0%	1,785
Symphony House	Philadelphia, PA	2005	Residential Condominiums	163 units (7)	—	22.3%	63,286
Venice Lofts	Philadelphia, PA	2005	Residential Condominiums	128 units	2	22.3%	26,639

NOTES:

(1)             Represents the actual or planned size of the project.

(2)             Represents number of sales that had closed as of December 31, 2006.

(3)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(4)             Represents the anticipated size of the Waterfront Complex. See below for description of the Waterfront Complex

(5)             Upon completion, the space will be leased to tenants.

(6)             The type of development and size of the project has yet to be determined.

(7)             Project also includes a theatre containing 35,000 square feet of space, a parking garage and retail space.

Waterfront Complex

Beginning in 1964, we developed a shopping-office center (“Waterfront Complex”) in Washington, D.C., containing approximately 1,144,000 square feet of office, retail and storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency (“RLA”) for a term expiring in 2058 with an option to extend for an additional 20 years.

We assigned our interests in the Waterfront Complex to a joint venture entity, B&R Waterfront Properties, LLC (“BRW”). We are the managing member and hold a 54% interest in BRW, which is consolidated into our consolidated financial statements.

Prior to 2002, the United States General Services Administration (“GSA”) leased approximately 955,000 square feet of space in the Waterfront Complex under a thirty year lease agreement. In September 2002 the GSA lease expired and was not subsequently renewed.

In October 2002, BRW formed a joint venture, called Waterfront Associates LLC (“WALLC”), with K/FCE Investment LLC (“K/FCE”), a joint venture between The Kaempfer Company, Inc. and Forest City Enterprises, Inc., to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. Based on the terms of the agreement K/FCE committed to contribute the first $25,000,000 of redevelopment funds and has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

Between 2002 and December 31, 2006 WALLC expended approximately $18,000,000 in planning and development costs as it sought to obtain the necessary Planned Unit Development (“PUD”) approvals and find a large tenant for the project. In 2006 WALLC entered into several transactions that will have a major impact on the repositioning and redevelopment of the Waterfront Complex.

In November 2006, WALLC entered into a Land Disposition and Development Agreement (“LDDA”) with RLA Revitalization Corporation (“RLARC”), a subsidiary of the RLA. Based on the LDDA, the existing ground lease will be extinguished and a fee simple ownership interest for most of the site will be conveyed to WALLC. In return, RLARC will retain fee simple ownership in a portion of the site that is sufficient to develop a 400,000 square foot mixed-use residential building. Based on the agreement, which is subject to several contingencies including obtaining the necessary PUD approvals, WALLC has committed to develop 2,166,000 square feet of commercial office, retail and residential space at the Waterfront Complex.

In November 2006, WALLC entered into two lease agreements with agencies of the District of Columbia for the lease of a total of 500,000 square feet of office space in two new commercial office buildings to be constructed by WALLC at the Waterfront Complex. The leases, which are subject to several approval and development contingencies, have 15 year terms and include rental payments of $28.40 per square foot on a triple-net basis. Development of the office buildings is anticipated to commence in 2007.

In March 2007, in accordance with an amended and restated operating agreement of WALLC entered into the same month, K/FCE exercised its right  to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC (the “equalization contribution”) with such amount distributed to BRW. The equalization contribution is in addition to $23,000,000 that K/FCE has either contributed or has committed to contribute to WALLC.

Major Tenants

There are no tenants or recurring customers whose revenues are 10% or more of our total operating revenues from continuing operations. The following is a table of our three largest tenants:

Tenant Name	Property Name Location	Lease Maturity Date	Base Rental Income for the 12 months ended December 31, 2006	Percent of commercial Rental Revenue for the twelve months ended December 31, 2006	Percent of Total Operating Revenue for the twelve months ended December 31, 2006
Hartford Fire Insurance Company	Ft Washington Executive Ctr., Ft Washington, PA	2007	$4,756,000	9.0%	4.6%
Merck	Blue Bell Plaza, Plymouth Meeting, PA	2008	2,951,000	5.6	2.9
Platinum Technology, Inc.	W Germantown Pike, Plymouth Meeting, PA	2009	2,260,000	4.3	2.2

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Executive Officers of Registrant (included pursuant to General Instruction G to Form 10-K and instruction 3 to Item 401(b) of Regulation S-K).

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2007.

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	79	Chairman & Director	June 1970
Sidney M. Bresler	52	Chief Executive Officer, President, Director and Assistant Secretary	June 2002 August 2002 February 2003
Jean S. Cafardi	60	Corporate Secretary	November 2000
Darryl M. Edelstein	39	Executive Vice President—Finance, Chief Financial Officer and Treasurer	November 2006 August 2003 May 2004

In accordance with Article V of our By-Laws, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

Sidney M. Bresler is the son of  Charles S. Bresler.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Sidney M. Bresler and Darryl M. Edelstein.

Prior to June 2002 and during his seventeen years of employment with the Company, Sidney M. Bresler has served in various capacities.

Darryl M. Edelstein, who is a CPA,  joined us in August 2003, as our Chief Financial Officer. He was our Chief Operating Officer from March 2005 to November 2006. Between October 2005 and November 2006 he relinquished the position of Chief Financial Officer. In November 2006 he became our Executive Vice President-Finance and resumed the position of Chief Financial Officer and the position of  Chief Operating Officer was eliminated.  During the previous five years he worked at the Company and in various finance capacities for Crestline Capital Corporation. During the eight years prior to that he worked in various finance and accounting capacities at Host Marriott Corporation, Kraft Foods Inc. and Ernst & Young, LLP.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder returns for an investment in the common stock of the Company, the S&P 500 and the Dow Jones US Real Estate Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2001, in each of the Company’s common stock, the S&P 500 Index and the Dow Jones US Real Estate Index. These indices, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bresler & Reiner Inc., The S&P 500 Index
And The Dow Jones US Real Estate Index

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Bresler & Reiner Inc.	100.00	94.20	107.02	136.71	151.70	165.05
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Dow Jones US Real Estate	100.00	103.63	141.87	186.15	204.09	276.53

Our Common Stock is traded in the over-the-counter market. The following table presents the high and low bid quotations for the periods shown.

	High	Low
2006
First Quarter	$33.20	$32.50
Second Quarter	33.69	28.84
Third Quarter	31.71	26.76
Fourth Quarter	39.84	26.71
2005
First Quarter	$30.00	$29.50
Second Quarter	33.50	28.75
Third Quarter	39.00	31.00
Fourth Quarter	36.00	32.40

These quotations also represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 15, 2007, there were 76 record holders of Common Stock.

In May 2006 and December 2006, our Board of Directors declared cash dividends each of $0.15 per share of common stock. The dividends were paid on June 15, 2006 and December 15, 2006, respectively. In May 2005 our Board of Directors declared a cash dividend of $0.28 per common share, $0.14 per share of which was paid on June 15, 2005 and the remaining dividend payment of $0.14 was paid in December 15, 2005.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating revenues	$103,303	$103,053	$62,894	$17,930	$38,902
Income (loss) from continuing operations	$4,234	$(1,394)	$3,542	$1,863	$4,190
Net (loss) income	$16,329	$(2,249)	$4,419	$9,581	$6,086
Income (loss) from continuing operations per common share, basic and diluted	$0.77	$(0.25)	$0.65	$0.34	$0.76
Earnings (loss) per common share, basic and diluted	$2.98	$(0.41)	$0.81	$1.75	$1.11
Total assets	$860,135	$763,998	$535,180	$348,249	$243,492
Long-term obligations (3)	$582,435	$405,155	$249,112	$128,895	$45,797
Cash dividends per common share	$0.30	$0.28	$0.25	(1)	(1)
Weighted average number of common shares outstanding (2)	5,477,212	5,477,212	5,477,212	5,477,212	5,477,502

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

Beginning in 2003 we have aggressively acquired real estate assets. In doing so we have applied a dual investment approach, investing in both operating commercial and residential properties that generate immediate returns that are relatively stable and predictable and investing in development projects where returns are generally higher but are less immediate and predictable. Through diversifying our real estate holdings in this way we have reduced the risks associated with the cyclical nature of the real estate industry. Building a strong base of commercial and residential properties enables us to assume the higher risks associated with investing in development projects.  Income generated from our income producing commercial and residential properties, together with the ability to generate capital through the sale or refinancing of these properties, reduces our dependency on sales of development projects to fund payments on development loans. This allows us to better address the challenges associated with downturns in the housing market and affords us the opportunity to wait for the market to turn around. Our development investments, with their higher returns and large contribution to earnings, complement our investments in operating properties which do not contribute significantly to earnings until sold due to large amounts of depreciation and amortization expense associated with these investments.

Acquisition and Disposition of Operating Commercial and Residential Properties

Between 2003 and 2006 we acquired, through both wholly-owned subsidiaries and joint venture entities with unaffiliated third parties that we consolidate into our consolidated financial statements, a total of 25 commercial office buildings containing 3,605,000 square feet of office and industrial space and three residential apartment properties containing 1,056 apartment units. The total purchase price of these acquisitions was $517,230,000. In connection with these acquisitions, we obtained or assumed fixed-rate mortgage debt totaling $357,315,000 at an average interest rate of 5.74% and obtained variable-rate mortgage debt of $57,130,000.

We continued our growth strategy in the first quarter of 2007, through the acquisition of two commercial office buildings containing 130,000 square feet of space with purchase prices totaling $14,495,000 and one residential apartment property containing 366 apartment units with a purchase price of $42,050,000. In connection with these acquisitions we incurred mortgage debt totaling $48,400,000.

In 2006 we expanded our geographic footprint beyond the East Coast to include Houston, Texas. We intend to continue to grow our portfolio of commercial and residential properties and may continue to expand into other geographic regions should properties in these regions meet our criteria as attractive investment opportunities.

We are focused on growing our portfolio of assets, and acquiring properties for long term investment. However, we evaluate the sale of existing properties and our investments in development projects after considering among other things whether the property fits with our overall strategy, the amount of control we exert over the ownership entity, and whether we can re-deploy the sales proceeds and achieve superior returns through investments in a new property or development opportunity rather than continuing to own and operate the existing property.

During the three year period ended December 31, 2006, we sold 18 commercial office and industrial buildings containing 1,262,000 square feet of space, two residential apartment complexes containing 434 apartment units, five commercial properties leased to convenience store operators, and our interest in four development projects. In the first quarter of 2007 we sold one commercial building containing 173,000 square feet, one of our two hospitality properties and our 25% interest in a commercial office property. Where possible, we structure the sales of our properties as part of a tax free exchange under §1031 of the US Internal Revenue Code, which provides for the deferral of the tax gain from the sale.

Challenges we will face this year include an interest rate environment that may not be as accommodating as it has been in recent years. Over the course of the last three years, interest rates have remained at historically low levels. A low interest rate environment has facilitated our growth plans through lowering our cost of capital. However, there is no assurance that interest rates will not increase over the course of the year. A higher interest rate environment would raise our cost of capital, thereby putting pressure on the returns on our invested equity and affecting our ability to acquire properties.

Investment in Development Projects

Between 2003 and 2006 we have invested in 10 development projects, including projects involving the development of lots as part of residential subdivisions, development of residential and commercial condominiums and development of residential apartment buildings and commercial buildings for lease.

During 2006, due to a softer housing market, we experienced slower than projected sales of both our residential lots and our residential condominiums located on the Maryland and Delaware Eastern Shore and as a result, our revenue from development projects decreased from the prior year. At our three residential subdivisions, where we are developing residential lots for sale to homebuilders, we restructured our sales contracts with the homebuilders to accommodate a slowdown in home sales, primarily delaying the dates on which the takedowns occur. We met our obligations under the loans secured by these projects by paying down $6,900,000 under these loans and amending the loans to adjust pay down schedules that more accurately reflect the slower takedowns of lots.

At our condominium projects in Ocean City, Maryland, the softer market resulted in fewer sales along with lower prices and higher concessions offered on units sold. As a result, we recorded an impairment charge of $1,494,000 in 2006 to reduce the carrying amount of one of our projects to the net estimated fair value of the project.

Challenges we will face over the course of the next year include a continued softening in the housing market that could continue to adversely affect sales of our residential lots and condominium units. This risk has been mitigated through our receipt of significant non-refundable deposits from homebuilders, along with the restructuring of the loans secured by our residential subdivisions. Another challenge is a higher interest rate environment which adversely affects sales at our development projects, since higher potential mortgage payments could lower the amount a buyer would be prepared to pay for a house or condominium unit.

Financing Activities

To provide the necessary funds to aid our growth plans and to build a strong cash position, we have completed during the three year period ended December 31, 2006 two private placements of trust preferred securities, generating net proceeds of approximately $68,000,000. We have also generated $79,857,000 of additional proceeds from asset sales and $32,643,000 of proceeds through refinancing existing loans. Additionally, we have obtained an unsecured line of credit with a $50,000,000 capacity. In the first quarter of 2007, we refinanced existing debt on six of our properties, generating net proceeds of $23,147,000. The refinancings reflect our strategy of realizing asset appreciation on our existing properties to provide funds for future acquisitions.

The discussion that follows is based primarily on our consolidated balance sheets as of December 31, 2006 and 2005, and the results of operations for the years ended December 31, 2006, 2005 and 2004 and should be read with our consolidated financial statements. The ability to compare one period to another may be significantly affected by operating properties in the process of being repositioned, acquisitions and dispositions of commercial and residential properties, development projects and the acquisition and subsequent partial sale of undeveloped commercial and residential lots. Historical results set forth in our consolidated financial statements are not necessarily indicative of our future financial position and results of our operations.

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

Rental Property and Equipment.   Rental property and equipment is stated at cost. We use judgment in order to allocate the purchase price of all acquired assets and assumed liabilities and assign useful lives to those assets that have finite lives. Tenant allowances incurred at the origination of a lease are deferred and amortized on a straight-line basis over the term of the related lease. Depreciation expense is computed using the straight-line method applied over the deemed useful life of depreciable assets, generally 39 years for buildings and three to ten years for furniture, fixtures and equipment. Replacements and renovations that extend the useful life of an asset are capitalized and depreciated over their estimated useful lives. Repairs, maintenance and minor improvements are expensed as incurred. The allocation of the purchase price to assets or assignment of useful lives will affect the amount of depreciation expense recorded.

Upon acquisitions of real estate, we assess the fair value of the acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases and tenant relationships) and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

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

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, we recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The asset cost is increased by the value of the cost of the future conditional costs and depreciated over the useful life of the respective asset. The amount recorded on our books related to the recognition of this liability could vary significantly depending on the assumptions used.

Cost of Real Estate Sales.   Homebuilding and land development costs are charged to the cost of the homes and land parcels sold under either the specific identification or relative sales value basis methods, based on what is deemed more appropriate for the project. The relative sales value basis method requires us to estimate the total project revenue. An inaccurate projection of total revenue or total project costs would affect the cost of sales recorded related to the sale of homes and developed land.

Investments in Joint Ventures.   For all investments not wholly-owned, we determine if the entity is a variable interest entity (“VIE”). Such a determination includes, among other requirements that we evaluate whether the equity investment at risk is sufficient to allow the entity to finance its activities without additional subordinated support from others. If the equity at risk is not sufficient then the entity is considered a VIE and is subject to consolidation based on the guidelines of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). If the equity at risk is sufficient, and various other conditions are met, then the entity is not considered to be a VIE.

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

Included in Other Assets is the value of acquired in-place leases for purchased properties. In accordance with SFAS No. 141 and SFAS No. 142 we allocate a portion of the real estate acquisition purchase price to acquired in-place leases based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to the acquired leases, we develop assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as part of this exercise include (1) determining the market rental rates of the acquired leases (2) estimating the market value of concessions (including rent concessions and tenant improvement allowances) and leasing commissions to be paid on new leases (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the existing tenant’s leases. The amount allocated to in-place leases and the associated amortization of those leases could vary significantly depending on the assumptions used.

Other Liabilities.   The application of FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires us to recognize, upon the issuance of a guarantee, a liability for the fair value of the obligation we assume. The calculation of the fair value of this obligation involves significant judgment. The liability recorded for such obligation on our balance sheet could vary significantly depending on the assumptions used.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	December 31,		Increase
	2006	2005	(decrease)
Assets:
Rental property and equipment, at cost	$517,249	$312,536	$204,713
Property and land development	166,252	154,139	12,113
Assets held for sale	25,952	159,375	(133,423)
Cash, cash equivalents, and investments	55,020	73,848	(18,828)
Investments in joint ventures	30,403	30,053	350
Deferred charges and other assets, net	47,062	36,266	10,796
Total assets	860,135	763,998	96,137
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$582,435	$405,155	$177,280
Total liabilities	674,791	586,940	87,851
Minority interest	43,499	49,696	(6,197)
Shareholders’ equity	141,845	127,362	14,483

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisition of 14 commercial and industrial office properties and one residential property in 2006. The acquisitions increased our commercial office portfolio by 1,741,000 square feet and added 292 apartment units to the residential portfolio, at a total acquisition cost of $201,064,000.

•       Property and land development increased primarily as a result of development activity at the Red Mill Pond, Crisfield, Seaside, 1150 Northbrook and the Paradise Developers projects totaling approximately $35,936,000. This increase was partially offset by sales of condominium units at Laguna Vista, sales of residential lots at Seaside and sales of commercial office condominiums at the Paradise Developers projects that totaled $23,823,000.

•       Assets held for sale decreased due to the sale in 2006 of Washington Business Park, Charlestown North, four of the Historic Baltimore Portfolio buildings, the Divine Lorraine, the 7800 Building and our interest in 640 North Broad. (See Note 3 of our consolidated financial statements.)

•       Cash, cash equivalents and investments decreased in total primarily due to cash used for the previously mentioned commercial office and residential apartment acquisitions, offset by cash proceeds received from the issuance of the Trust Preferred Securities and proceeds from the sale of certain properties.

•       The increase in deferred charges and other assets, net, is primarily related to deferred financing fees and the allocation of the purchase price of properties acquired to in-place lease assets, partially offset by the amortization of these assets.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the mortgage loans obtained or assumed in connection with the acquisition of commercial office and industrial properties; the acquisition of the residential apartment community; construction loans draws; and the issuance of Trust Preferred Securities. This increase was partially offset by loan repayments during the period.

•       Minority interest decreased primarily as a result of our minority partner’s share of distributions from the sale of the remaining Historic Baltimore Portfolio Properties.

Financial Overview

Results of Operations—Comparison of the results of operations for the year ended December 31, 2006 compared to 2005.

	Years Ended December 31,		$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
			Increase (decrease)
Operating revenues from:
Homebuilding, residential lots and other development	$28,102	$55,364	$(27,262)	(49.2)%
Commercial rental properties	58,976	34,777	24,199	69.6
Residential rental properties	10,693	9,384	1,309	13.9
Hospitality properties	3,408	3,189	219	6.9
Other	2,124	339	1,785	526.5
Total operating revenues	103,303	103,053	250	0.2
Cost of homebuilding, residential lots and other development	23,823	43,679	(19,856)	(45.5)
Commercial operating expenses	25,072	13,582	11,490	84.6
Commercial depreciation and amortization expense	22,863	9,483	13,380	141.1
Residential operating expenses	4,908	3,821	1,087	28.4
Residential depreciation and amortization expense	2,592	2,199	393	17.9
Hospitality operating expenses	2,360	2,316	44	1.9
General and administrative expense	12,652	7,724	4,928	63.8
Loss on impairment of assets	1,494	—	1,494	100.0
Interest income	2,112	1,100	1,012	92.0
Interest expense	27,486	14,786	12,700	85.9
Debt extinguishment costs	1,047	3,171	(2,124)	(67.0)
Gain on sale of investments in joint ventures	24,417	1,551	22,866	1,474.3
Minority interest	1,015	5,800	(4,785)	(82.5)
Income(loss) from discontinued operations, net of tax and minority interest	12,095	(855)	12,950	1,514.6
Net income (loss)	16,329	(2,249)	18,578	826.1

Homebuilding, Residential Lots and Other Development.   The $27,262,000 decrease in homebuilding, residential lots and other development revenue in 2006 was primarily due to fewer sales of residential condominium units. Revenue in 2006 includes the sale of 40 residential lots at Seaside, 45,000 square feet of condominium office space at Paradise Developers, six condominium units at Laguna Vista and a five acre parcel of land in Manassas, Virginia. Revenue in 2005 includes the sale of 137 condominium units at Golfview, 10 residential lots at Clarksburg, 19 condominium units at Laguna Vista, 11 condominium units at Cigar Factory, 18 residential lots at Seaside and 16 residential lots at Crisfield. By December 31, 2005 there were no units remaining at the Golfview and Clarksburg projects and we had sold our interest in the Cigar Factory.

The $19,856,000 decrease in cost of homebuilding, residential lots and other development in 2006 was due to the lower sales volume described above.

Commercial Rental Properties.   The $24,199,000 increase in commercial rental properties revenue in 2006 was primarily due to the operation of 19 commercial office properties acquired in 2006 and in 2005. Revenues from properties that we owned for the full year in both 2006 and 2005 were comparable.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $11,490,000 increase in operating expenses in 2006 was primarily due to the operation of commercial office properties acquired in 2006 and 2005. Operating expenses for properties that we owned for the full year in both 2006 and 2005 were comparable.

The $13,380,000 increase in depreciation and amortization expense in 2006 was primarily due to the depreciation and amortization related to properties acquired in 2006 and 2005.

Residential Rental Properties.   The $1,309,000 increase in residential revenue in 2006 was primarily due to $812,000 of revenue generated by Huntington at Sundance, which was acquired in 2006, along with higher rental rates at Victoria Place and The Fountains.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. The $1,087,000 increase in operating expenses in 2006 was primarily due to $421,000 of operating expenses at Huntington at Sundance along with costs associated with a change in management companies during the third quarter of 2006, higher insurance rates and improved maintenance activities in 2006.

The $393,000 increase in depreciation and amortization expense in 2006 was primarily due to the 2006 acquisition described above.

Hospitality Properties.   The $219,000 increase in hospitality revenues in 2006 was primarily due to an increase in revenue per available room (“REVPAR”) at the Holiday Inn. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, were comparable to the prior year.

Other Revenues.   The $1,785,000 increase in other revenues in 2006 was primarily due to a $1,702,000 reduction in a reserve established for the removal of hazardous materials at the Waterfront Complex.

General and Administrative Expense.   The $4,928,000 increase in general and administrative expense in 2006 includes the recognition of $1,416,000 of compensation expense related to the stock appreciation rights granted in 2006 and an increase of $586,000 related to non-consummated acquisition costs in 2006. The increase also includes an increase of $1,410,000 in audit fees, (of which approximately $600,000 relates to the 2005 audit fees that were in 2006), $500,000 in consulting fees and  $447,000 in salaries, wages and benefits, as a result of the growth in assets and operations of the company.

Loss on Impairment of Assets.   The $1,494,000 of costs incurred in 2006 relate to the reduction in carrying value of our Laguna Vista development project to its estimated fair value.

Interest Income.   The $1,012,000 increase in interest income in 2006 was primarily due to higher interest rates and larger average balances outstanding during the year from the investment of proceeds received from the Trust Preferred Securities and sales of our investments in joint ventures.

Interest Expense.   The $12,700,000 increase in interest expense in 2006 was primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2006 and in 2005, along with interest expense related to the Trust Preferred Securities issued in 2006 and 2005. For the years ended December 31, 2006 and 2005, we capitalized interest of approximately $2,234,000 and $1,979,000 respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $1,047,000 of costs incurred in 2006 relate to the defeasance of debt secured by Cross Keys. The $3,171,000 of costs incurred in 2005 relate to the defeasance of debt secured by the Fountains and 919 Market Street.

Gain on Sale of Investments in Joint Ventures.   The $22,866,000 increase in gain on sale of investments in joint ventures in 2006 was due to the sale of 1925 K Street, our interest in Washington Business Park Undeveloped Land and our interest in five low-income residential housing projects in 2006, which generated before tax gains of $18,285,000, $4,910,000 and $1,222,000, respectively, compared to the sale of one low-income residential housing project in 2005.

Minority Interest.   Minority interest reflects our minority partner’s share of profits in joint ventures that we consolidate into our consolidated financial statements. The $4,785,000 decrease in minority interest in 2006, was primarily due to fewer sales of condominiums by joint ventures with minority partners.

Income from Discontinued Operations, Net of Tax and Minority Interest.   The $12,950,000 increase in income from discontinued operations, net of tax and minority interest in 2006 primarily reflects the gains on sale of Washington Business Park, Charlestown North, four buildings in our Historic Baltimore portfolio, the 7800 Building and the Divine Lorraine and adjacent ground, generating gains after taxes and minority interest of $3,187,000, $8,617,000, $1,540,000, $1,231,000 and

$1,079,000, respectively. These gains were partially offset by an asset impairment expense of $2,961,000 after taxes related to 1105 Market Street. In 2005 we recorded gains on sale, after taxes and minority interest totaling $538,000 related to the sale of four buildings in our Historic Baltimore Portfolio.

Results of Operations—Comparison of the results of operations for the year ended December 31, 2005 compared to 2004.

	Years Ended December 31,		$ Change	% Change
	2005	2004	2004 to 2005	2004 to 2005
			Increase (decrease)
Operating revenues from:
Homebuilding and residential lots	$55,364	$24,605	$30,759	125.0%
Commercial rental properties	34,777	24,652	10,125	41.1
Residential rental properties	9,384	8,705	679	7.8
Hospitality properties	3,189	2,874	315	11.0
Total operating revenues	103,053	62,894	40,159	63.9
Cost of homebuilding and residential lots	43,679	21,071	22,608	107.3
Commercial operating expenses	13,582	9,925	3,657	36.8
Residential operating expenses	3,821	3,783	38	1.0
Hospitality operating expenses	2,316	2,198	118	5.4
Commercial depreciation and amortization expense	9,483	6,774	2,709	40.0
General and administrative expense	7,724	3,973	3,751	94.4
Withdrawn public offering costs	3,312	—	3,312	100.0
Interest income	1,100	1,869	(769)	(41.1)
Interest expense	14,786	9,655	5,131	53.1
Debt extinguishment costs	3,171	—	3,171	100.0
Gain on sale of investments in joint ventures	1,551	624	927	148.6
Income from investments in joint ventures	793	1,360	(567)	(41.7)
Minority interest	5,800	1,966	3,834	195.0
Net (loss) income	(2,249)	4,419	(6,668)	(150.9)

Homebuilding and Residential Lots.   The $30,759,000 increase in homebuilding, residential lots and other development revenue in 2005 was primarily due to the sale in 2005 of 10 developed lots at Clarksburg Ridge, 11 condominium units at Cigar Factory, 137 condominium units at Golfview, 19 condominium units at Laguna Vista, 18 lots at Seaside and 16 lots at Crisfield. In 2004, we sold 120 developed lots at Clarksburg Ridge, 13 condominium units at Cigar factory and two condominium units at Golfview.

The $22,608,000 increase in the cost of homebuilding, residential lots and other development revenue in 2005 was a result of increased development sales described in the proceeding paragraph.

Commercial Rental Properties.   The $10,125,000 revenue increase in 2005 was primarily due to the operation of nine commercial office properties acquired during 2005 and 2004. Revenues from properties that we owned for a full twelve months in 2005 and 2004 decreased by $600,000 from 2004 due to lower average occupancy in 2005 at Washington Business Park and Versar Center.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. The $3,657,000 increase in 2005 was primarily due to the addition of operating expenses of properties acquired in 2005 and 2004. Operating expenses from properties that we owned for a full twelve months in 2005 and 2004 were comparable.

The $2,709,000 increase in depreciation and amortization expense in 2005 was primarily due to 2005 and 2004 acquisitions.

Residential Rental Properties.   The $679,000 increase in revenue in 2005 compared to 2004 was primarily due to higher occupancy and increased rental rates at all three of our properties.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense. Operating expenses in 2005 were comparable with 2004.

Hospitality Properties.   The $315,000 increase in revenue for 2005 was due to an increase in REVPAR in 2005 at the Holiday Inn.

Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance, and excluding interest expense and depreciation expense, increased by $118,000 compared to 2004. The increase can be primarily attributed to management fees incurred at the Holiday Inn due to the termination of the management agreement with a wholly-owned subsidiary and the signing of a new management agreement with an unrelated third party management company in July 2004.

General and Administrative Expense.   The $3,751,000 increase in general and administrative expense in 2005 was primarily due to retirement benefit expenses totaling $1,330,000 for Burton J Reiner, one of our co-founders. We have also hired additional personnel and incurred other additional administrative costs due to the increased operations and moving to new premises.

Withdrawn Public Offering Costs.   The $3,312,000 of expense relates to costs incurred by us associated with the proposed Midlantic initial public offering, which were recorded by us upon Midlantic’s decision to withdraw the offering. (See Note 3 in our consolidated financial statements.)

Interest Income.   The $769,000 decrease in interest income for 2005 was primarily due to the repayment of several notes receivable from unrelated parties during the fourth quarter of 2004.

Interest Expense.   The $5,131,000 increase in interest expense in 2005 was primarily due to interest on debt obtained or assumed in connection with properties acquired in 2005 and 2004. For the years ended December 31, 2005 and 2004, we capitalized interest of $1,979,000 and $1,738,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $3,171,000 of expense in 2005 are costs incurred related to the defeasance of debt secured by The Fountains and by 919 Market Street both of which we refinanced.

Gain on Sale of Investments in Joint Ventures.   The $927,000 increase in the gain on the sale of investments in joint ventures was a result of our share of a gain on the sale of Foxchase Village, an unconsolidated low-income residential housing complex in the second quarter of 2005.

Income from Investments in Joint Ventures.   The $567,000 decrease income from investments in joint ventures in 2005, was primarily due to operating losses at Arbor Crest and decreased income from 1925 K Street. These were partially offset by operating income from Devon Square.

Minority Interest.   Minority interest reflects our minority partner’s share of profits in joint ventures that we consolidate into our consolidated financial statements. The $3,834,000 increase in minority interest in 2005 was primarily due to sales of condominiums and lots at Cigar Factory, Golfview, Seaside and Crisfield.

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

While we are not a real estate investment trust (“REIT”), our real estate operations include large amounts of depreciable and amortizable real estate assets and we compete against REITS. Therefore, we believe FFO to be a relevant measurement of our performance.

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

Our FFO was $17,876,000 for the year ended December 31, 2006, compared to $12,012,000 for the year ended December 31, 2005, an increase of $5,864,000. This increase is primarily due to FFO generated from properties we acquired in 2006 and 2005 and a gain on sale totaling $2,946,000 after taxes, related to the sale of our interest in a joint venture that owned undeveloped land. The increase was partially offset by FFO from properties sold in 2006 and 2005 and fewer condominium unit sales in 2006.

Our FFO was $12,012,000 for the year ended December 31, 2005, compared to $15,953,000 for the year ended December 31, 2004, a decrease of $3,941,000. This decrease was primarily due to the recognition in 2005 of expenses associated with the withdrawal of the Midlantic IPO, costs incurred related to the early extinguishment of debt; and retirement costs incurred related to the retirement of one of the company’s founders. The after-tax impact of these expenses totaled $4,782,000. This decrease was partially offset by FFO generated from properties we acquired in 2005 and 2004 and increased sales of condominium units and residential lots in 2005.

The following table reflects the calculation of FFO (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$16,329	$(2,249)	$4,419
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	27,447	16,125	12,659
Add: Income tax expense from property sales, net of minority interest	17,267	1,243	749
Less: Gain on sale of properties, net of minority interest	(43,167)	(3,107)	(1,874)
Funds from operations	$17,876	$12,012	$15,953

Liquidity and Capital Resources

General.   At December 31, 2006 our consolidated current cash and cash equivalents and investments that are principally short-term municipal obligations were $55,020,000. Of this amount, approximately $22,000,000 is either maintained for working capital purposes or represents our joint venture partner’s share of cash at our consolidated joint ventures. The remaining amount is available, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000, for funding future acquisitions, investments in development projects , capital expenditures, and required loan payments. In addition, under our line of credit, we have as of the time of this filing available borrowing capacity of $50,000,000, subject to certain restrictive covenants and sub-limits.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the year ended December 31, 2007 relate to interest and scheduled principal payments on our outstanding mortgage debt that total approximately $56,000,000, based on existing debt and variable interest rates as of December 31, 2006; capital improvements at our existing properties budgeted to total approximately $12,400,000, required payments on our development loans scheduled to total $34,248,000, and our share of additional contributions required for the Waterfront Complex development, estimated to total approximately $10,000,000. Other short-term liquidity requirements include recurring repair and maintenance necessary to adequately maintain our properties; tenant improvement allowance payments, lease commissions; and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, proceeds from loan refinancings and asset sales, and to the extent necessary, from our available cash on hand at December 31, 2006.

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

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 12.2 years, beginning in 2008 (see annual contractual principal payments schedule in Note 8 of Notes to Consolidated Financial Statements). We anticipate meeting these liquidity requirements through debt refinancings, draws on our line of credit, asset dispositions and available cash on hand.

In the first quarter of 2007 we acquired two commercial office buildings and one residential apartment community with an aggregate purchase price of $56,600,000. We placed or assumed mortgage debt on these properties totaling $48,000,000. During this time period we also sold a commercial office building, a hospitality property and our 25% interest in a joint venture that owns a commercial office building, generating net proceeds of $8,090,000. We also refinanced three mortgage loans and placed new financing on a previously unleveraged property, generating net proceeds to us of $26,685,000. Additionally, BRW, a 54% owned subsidiary of ours received a $25,000,000 distribution payment related to an equalization of partnership interests in WALLC (see description of the transaction in Item 2 “Properties”).

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $110,000,000 and minimum annual funds from operations, as defined, of $15,000,000.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any assets pledged as collateral for the lender.

Operating Activities.   For the year ended December 31, 2006, net cash used in operating activities was $8,357,000. Operating activities includes funds used for homebuilding and land development totaling $5,868,000.

Investing Activities.   For the year ended December 31, 2006, net cash used in investing activities totaled $105,955,000 primarily due to the acquisition of 15 commercial office and residential properties, development activity at five investment development projects and increased restricted cash, and partially offset by proceeds from asset sales and a decrease in investments in municipal obligations.

Financing Activities.   For the year ended December 31, 2006, net cash provided by financing activities totaled $121,683,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties, the issuance of Trust Preferred Securities and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project. In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts, that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $16,852,000 at December 31, 2006 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At December 31, 2006, the balance outstanding under the loan totaled $16,557,000.

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC (“Madison”). Our equity partner in the venture has provided the same guaranty. The loan matures in 2012. At December 31, 2006, the balance outstanding under the loan totaled $13,919,000. In February 2007, we sold our interest in Madison and were released from the guaranty.

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender.

We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At December 31, 2006, the balance outstanding under the loan totaled $5,883,000.

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

We do not currently use derivatives to manage interest rate risk. At December 31, 2006, $96,118,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at December 31, 2006, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $961,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At December 31, 2006, $514,562,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at December 31, 2006, the estimated fair value of our fixed-rate debt was $495,888,000.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

		Payments Due by Period
	Total	Less than 1-Year	1-3 Years	3-5 Years	More than 5-Years
Long-term debt obligations (1)	$610,681	$42,484	$103,898	$22,826	$441,473
Fixed interest payments	233,503	32,330	62,021	53,831	85,321
Variable interest payments (2)	9,233	5,974	3,259	—	—
Operating lease obligations	8,342	388	800	833	6,321
Outstanding letters of credit	2,786	2,275	511	—	—
Long-term purchase contract	4,742	948	2,846	948	—
Total	$869,287	$84,399	$173,335	$78,438	$533,115

(1)             Included on balance sheet. Excludes debt on assets held for sale.

(2)             Based on variable interest rates in effect on December 31, 2006.

Our assumed debt had a fair value in excess of carrying amount of $213,000 as of December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

ITEM 9B. OTHER INFORMATION

No information is required to be disclosed under this Item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERANCE

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006
Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

B. Exhibits

Exhibit Number	Description of Document
3.1

Restated Certificate of Incorporation of Registrant filed February 23, 1971, Amendment filed August 12, 1987, and Amendment filed May 31, 1991. (Incorporated by reference to Exhibit 3A of Registrant’s Quarterly Report on Form 10-Q for the second quarter of 1991, filed August 14, 1991.)

3.2

Certificate of Amendment to Certificate of Incorporation filed September 1, 2004 (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the third quarter of 2004, filed November 15, 2004.)

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

10.1	Bresler & Reiner 2006 Stock Appreciation Rights Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.2

Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated November 23, 2005, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for 2005, filed March 31, 2006.)

10.3

Junior Subordinated Indenture dated November 29, 2005 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for 2005, filed March 31, 2006.)

10.4

Common Securities Subscription Agreement dated November 29, 2005 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for 2005, filed March 31, 2006.)

10.5

Purchase Agreement dated November 23, 2005 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust I, and Merrill Lynch International. (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for 2005, filed March 31, 2006.)

10.6

Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated May 31, 2006, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

10.7

Junior Subordinated Indenture dated May 31, 2006 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

10.8

Common Securities Subscription Agreement dated May 31, 2006 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

10.9

Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Bear, Stearns & Co., Inc. (Incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

10.10

Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Merrill Lynch International. (Incorporated by reference to Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

21	Subsidiaries of the Registrant. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Executive Vice President-Finance and Chief Financial Officer. (Filed herewith.)
32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer and Darryl M. Edelstein, Executive Vice President-Finance and Chief Financial Officer. (Filed herewith.)

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K by writing to: Mr. Darryl M. Edelstein,  CFO, 11200 Rockville Pike, Suite 502, Rockville, MD 20852. Mr. Edelstein will advise shareholders of the fee for any exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 2, 2007.

/s/ SIDNEY M. BRESLER	Chief Executive Officer, Director
Sidney M. Bresler
/s/ DARRYL M. EDELSTEIN	Executive Vice President—Finance and Chief Financial Officer
Darryl M. Edelstein	(Principal Financial & Accounting Officer)
/s/ BENJAMIN C. AUGER	Director
Benjamin C. Auger
/s/ CHARLES S. BRESLER	Director
Charles S. Bresler
/s/ GARY F. BULMASH	Director
Gary F. Bulmash
/s/ RALPH S. CHILDS, JR.	Director
Ralph S. Childs, Jr.
/s/ MICHAEL W. MALAFRONTE	Director
Michael W. Malafronte
/s/ BURTON J. REINER	Director
Burton J. Reiner
/s/ RANDALL L. REINER	Director
Randall L. Reiner
/s/ JOHN P. CASEY	Director
John P. Casey
/s/ GRETCHEN DUDNEY	Director
Gretchen Dudney

BRESLER & REINER, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included as part of this Annual Report on Form 10-K at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bresler & Reiner, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 31, 2007

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Real Estate:
Rental property and equipment	$517,249,000	$312,536,000
Property and land development	166,252,000	154,139,000
Land held for investment	1,412,000	2,989,000
Real estate, at cost	684,913,000	469,664,000
Less: accumulated depreciation and amortization	(43,246,000)	(28,744,000)
Total real estate, net	641,667,000	440,920,000
Assets held for sale	25,952,000	159,375,000
Receivables:
Income taxes receivable	644,000	2,429,000
Mortgage and notes receivable, other	5,438,000	834,000
Other receivables	6,996,000	6,239,000
Cash and cash equivalents	18,191,000	10,820,000
Restricted cash and deposits held in escrow	46,953,000	14,034,000
Investments, principally available-for-sale securities	36,829,000	63,028,000
Investment in and advances to joint ventures	30,403,000	30,053,000
Deferred charges and other assets, net	47,062,000	36,266,000
Total assets	$860,135,000	$763,998,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$582,435,000	$405,155,000
Liabilities of assets held for sale	29,704,000	125,603,000
Accounts payable, trade and accrued expenses	19,358,000	18,662,000
Deferred income taxes payable	11,534,000	11,453,000
Other liabilities	31,760,000	26,067,000
Total liabilities	674,791,000	586,940,000
Minority interest	43,499,000	49,696,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of December 31, 2006 and 2005	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	136,272,000	121,586,000
Accumulated other comprehensive loss	(203,000)	—-
Total shareholders’ equity	141,845,000	127,362,000
Total liabilities and shareholders’ equity	$860,135,000	$763,998,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES
Homebuilding, residential lots and other development	$28,102,000	$55,364,000	$24,605,000
Rentals—commercial	58,976,000	34,777,000	24,652,000
Rentals—residential	10,693,000	9,384,000	8,705,000
Hospitality	3,408,000	3,189,000	2,874,000
Other	2,124,000	339,000	2,058,000
Total operating revenues	103,303,000	103,053,000	62,894,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	23,823,000	43,679,000	21,071,000
Rental expense—commercial
Operating expenses	25,072,000	13,582,000	9,925,000
Depreciation and amortization expense	22,863,000	9,483,000	6,774,000
Rental expense—residential
Operating expenses	4,908,000	3,821,000	3,783,000
Depreciation and amortization expense	2,592,000	2,199,000	2,354,000
Hospitality expense
Operating expenses	2,360,000	2,316,000	2,198,000
Depreciation and amortization expense	312,000	272,000	364,000
General and administrative expense	12,652,000	7,724,000	3,973,000
Loss on impairment of assets	1,494,000	—	—
Withdrawn public offering costs	—	3,312,000	—
Other expenses	24,000	121,000	—
Total operating expenses	96,100,000	86,509,000	50,442,000
Total operating income	7,203,000	16,544,000	12,452,000
OTHER INCOME (EXPENSES)
Interest income	2,112,000	1,100,000	1,869,000
Interest expense	(27,486,000)	(14,786,000)	(9,655,000)
Debt extinguishment costs	(1,047,000)	(3,171,000)	—
Gain on sale of investments in joint ventures	24,417,000	1,551,000	624,000
Income before income taxes, income from investments in joint ventures, minority interest and income (loss) from discontinued operations	5,199,000	1,238,000	5,290,000
Income from investments in joint ventures	996,000	793,000	1,360,000
Minority interest	(1,015,000)	(5,800,000)	(1,966,000)
Income (loss) before income taxes and discontinued operations	5,180,000	(3,769,000)	4,684,000
(Provision) benefit for income taxes	(946,000)	2,375,000	(1,142,000)
Income (loss) from continuing operations	4,234,000	(1,394,000)	3,542,000
Income (loss) from discontinued operations, net of tax and minority interest	12,095,000	(855,000)	877,000
Net income (loss)	$16,329,000	$(2,249,000)	$4,419,000
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic and Diluted:
Income (loss) from continuing operations	$0.77	$(0.25)	$0.65
Income (loss) from discontinued operations, net of tax	2.21	(0.16)	0.16
Net income (loss)	$2.98	$(0.41)	$0.81
Weighted average number of common shares outstanding	5,477,212	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock	Additional Paid-in Captial	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2004	$28,000	$7,565,000	$122,319,000	$(1,817,000)	—	$128,095,000
Stock split	29,000	(29,000)	—	—	—	—
Cash dividends paid	—	—	(1,369,000)	—	—	(1,369,000)
Net income	—	—	4,419,000	—	—	4,419,000	$4,419,000
Balance, December 31, 2004	57,000	7,536,000	125,369,000	(1,817,000)	—	131,145,000
Cash dividends paid	—	—	(1,534,000)	—	—	(1,534,000)
Cancellation of treasury stock	(2,000)	(1,815,000)	—	1,817,000	—	—
Net loss	—	—	(2,249,000)	—	—	(2,249,000)	$(2,249,000)
Balance, December 31, 2005	55,000	5,721,000	121,586,000	—	—	127,362,000
Cash dividends paid	—	—	(1,643,000)	—	—	(1,643,000)
Net income	—	—	16,329,000	—	—	16,329,000	$16,329,000
Other comprehensive income (loss)
Minimum pension liability	—	—		—	(203,000)	(203,000)	(203,000)
Balance, December 31, 2006	$55,000	$5,721,000	$136,272,000	$—	(203,000)	$141,845,000	$16,126,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$16,329,000	$(2,249,000)	$4,419,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,776,000	15,398,000	12,482,000
Gain on sale of properties and investments in joint ventures	(54,830,000)	(4,300,000)	(1,680,000)
Income from investments in joint ventures	(996,000)	(793,000)	(1,360,000)
Minority interest expense (including discontinued operations)	5,990,000	7,746,000	2,007,000
Deferred income taxes	187,000	2,542,000	(862,000)
Loss on impairment of assets (including discontinued operations)	6,301,000	—	—
Amortization of finance costs and capitalized interest	(1,393,000)	(670,000)	(925,000)
Homebuilding and land development	(5,868,000)	(32,417,000)	(45,741,000)
Distribution of income from investments in joint ventures	558,000	526,000	1,583,000
Debt extinguishment costs	1,047,000	3,171,000	—
Changes in assets and liabilities:
Receivables	(6,297,000)	(710,000)	(318,000)
Other assets	(2,099,000)	(997,000)	(4,933,000)
Other liabilities	6,938,000	4,771,000	8,018,000
Total adjustments	(24,686,000)	(5,733,000)	(31,729,000)
Net cash used in operating activities	(8,357,000)	(7,982,000)	(27,310,000)
INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	—	519,000
Investments in joint ventures	(7,892,000)	(20,611,000)	(1,154,000)
Distributions from joint ventures in excess of income	939,000	416,000	7,278,000
Deposits for property acquisitions	(1,603,000)	(2,613,000)	(3,610,000)
(Increase) decrease in restricted cash	(35,184,000)	(3,494,000)	2,328,000
Decrease (increase) in investments principally available-for-sale securities	26,199,000	(22,999,000)	12,606,000
Purchase of rental property, equipment and other	(172,169,000)	(73,938,000)	(101,626,000)
Net purchase of property and land under development	(6,024,000)	(40,549,000)	(26,923,000)
Decrease in notes receivable	596,000	4,546,000	4,060,000
Proceeds from sale of properties and investments in joint ventures	89,183,000	6,708,000	535,000
Net cash used in investing activities	(105,955,000)	(152,534,000)	(105,987,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	202,149,000	255,494,000	129,234,000
Repayment of mortgage and construction loans and other debt	(48,405,000)	(52,191,000)	(2,737,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(23,562,000)	(49,433,000)	—
(Distributions to) contributions from minority partners	(2,716,000)	11,150,000	6,489,000
Debt financing charges	(4,140,000)	(2,064,000)	(1,967,000)
Dividends paid	(1,643,000)	(1,534,000)	(1,369,000)
Net cash provided by financing activities	121,683,000	161,422,000	129,650,000
Net increase (decrease) in cash and cash equivalents	7,371,000	906,000	(3,647,000)
Cash and cash equivalents, beginning of year	10,820,000	9,914,000	13,561,000
Cash and cash equivalents, end of year	$18,191,000	$10,820,000	$9,914,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$31,825,000	$22,128,000	$15,312,000
Income taxes (current and estimated)	1,836,000	942,000	236,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Consolidation of Waterfront Associates, LLC	—	—	9,385,000
Debt assumed on acquisitions	44,172,000	43,616,000	24,716,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	23,562,000	49,433,000	—
Mortgage notes payable legally defeased	22,227,000	46,929,000	—
Trust preferred debt issued for common stock	930,000	1,238,000	—
Liabilities related to loan guaranties	(57,000)	531,000	—
Accrued rental property and equipment	1,543,000	1,593,000	880,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Washington, D.C.; Philadelphia, Pennsylvania; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; Houston, Texas; and the Lakeland and Orlando, Florida metropolitan areas.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Real estate sales—Gains on sales of real estate and investments in joint ventures are recognized pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For condominium and land sales, revenues and cost of sales are recorded at the time the sale of each unit or lot is closed and title and possession have been transferred to the buyer. Gains on sale of long-lived assets and investments in joint ventures are recognized based on the full accrual method when all the criteria for such recognition as detailed in SFAS No. 66 have been met.

Rental revenue—Rental revenue represents income arising from tenant leases. We recognize rental revenue in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires that revenue be recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space. Revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property is recognized in the same periods as the expenses are incurred. We recognize revenue related to expense recoveries from tenants based on the accrual method, which matches the timing of the recoveries with the underlying expense.

Hospitality revenue—We recognize hospitality revenue as services are provided.

Rental, construction and management fees—We recognize rental, construction and management fees as services are provided.

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost, net of accumulated depreciation and amortization.  Costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. The Company believes that its leasing practices and agreements with the majority of its tenants provide that the leasehold improvements it funds represent fixed assets that it owns and controls. The Company also believes that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings, 15 years for land improvements and three to 10 years for furniture, fixtures and equipment. Tenant allowances and leasehold improvements are amortized on a straight-line basis over the term of the related leases which approximate the useful lives of the assets. Depreciation expense totaled $15,906,000, $9,816,000 and $7,717,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Upon acquisitions of real estate, we assess the fair value of acquired assets and liabilities, including land, land improvements, buildings and improvements, furniture and fixtures and identifiable intangibles such as above and below market leases, and acquired in-place leases in accordance with SFAS No. 141, Business Combinations and SFAS No. 142,

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets (together “SFAS 141 and 142”) and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its estimated  fair value.

PROPERTY AND LAND DEVELOPMENT

Property and land development includes costs associated with the development and sale of land parcels and lots as part of residential subdivisions; undeveloped commercial land sales; costs associated with the development and sale of commercial and residential condominiums; and costs associated with the development and construction of commercial and residential buildings that will be leased to tenants upon completion.

When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. These costs are charged to costs of homes and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified. As part of our construction and development activities, we capitalized $2,234,000, $1,979,000 and $1,738,000 of interest in 2006, 2005 and 2004, respectively.

LAND HELD FOR INVESTMENT

Land held for investment is recorded at cost and reviewed for impairment when such indicators arise. If determined to be impaired, it is recorded at its estimated fair value.

ASSETS HELD FOR SALE

We account for long-lived assets to be disposed of by sale in accordance with SFAS No. 144. Accordingly, a long-lived asset is classified as held for sale in the period in which management commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated and the asset is marketed at a price that is reasonable in relation to its current fair value; and the sale of the asset is probable within one year Management believes that in general these conditions are met once a purchase and sales’ agreement has been executed. Depreciation ceases when an asset is classified as held for sale. Assets held for sale are carried at the lower of depreciated costs or fair value less cost to sell.

INVESTMENTS IN JOINT VENTURES

For entities that are deemed to be variable interest entities (“VIE’s”), as set forth in FIN 46R, we account for our investments based on a determination of the entity’s primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE, then we consolidate our investment. If we are not the primary beneficiary then we do not consolidate our investment, but account for it under the equity method.

For entities that are not deemed to be VIE’s, as set forth in FIN 46R, we account for our investments in these joint ventures in accordance with Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements (see Minority Interest). In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, management representation, authority to make decisions, and contractual and substantive participating rights of the members. We account for

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments in joint ventures on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions.

Our investments in joint ventures are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.

INVESTMENTS

Investments consist principally of investments in municipal instruments. Our investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized holding gains and losses included in comprehensive income. At December 31, 2006 and 2005, cost approximated fair value for these securities. At December 31, 2006 and 2005, the total of these investments which were short term in nature with maturities of less than one year, was $36,686,000 and $60,510,000 respectively.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks and may at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

RESTRICTED CASH AND DEPOSITS HELD IN ESCROW

Deposits held in escrow include: escrow balances funded in accordance with lender requirements including escrows for real estate taxes, insurance, replacement reserves and lease reserves; deposits held in escrow for tenants; deposits on homes held for sale; and loan funds held back by lenders pending the successful achievement of various coverage targets and occupancy statistics.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses that may result from our tenants’ inability to make lease payments per their lease agreements. These estimates are based on our judgment of a tenant’s ability to pay, length of time the receivable is outstanding and probability of collection. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Presented below is the activity in the allowance for doubtful accounts for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Balance at the beginning of year	$392,000	$280,000	$51,000
Allowance for doubtful accounts	896,000	475,000	590,000
Accounts written-off	(468,000)	(363,000)	(361,000)
Balance at end of year	$820,000	$392,000	$280,000

DEFERRED CHARGES AND OTHER ASSETS

Included in deferred charges are fees incurred in connection with obtaining financing for our real estate. These fees are deferred and amortized as a part of interest expense over the term of the related debt instrument on a straight-line basis, which approximates the effective interest method. In addition, deferred costs include leasing commissions incurred to originate a lease, which are amortized on a straight-line basis over the term of the related lease.

Included in other assets are the costs allocated to above market leases, acquired in-place leases for properties that were acquired. The application of SFAS No. 141 and 142 to real estate acquisitions requires us to allocate the purchase price to these assets in addition to land, land improvement,  building and improvements and furniture and fixtures based on the

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to these assets, we make assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of  tenant improvement allowances and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the cash flows. The acquired above market leases are amortized through revenues. The acquired in-place leases and tenant relationships are amortized through depreciation and amortization expense.

OTHER LIABILITIES

Included in other liabilities are the costs allocated to below market leases for properties that were acquired. The acquired below market leases are amortized as an increase in revenues.

We account for loan guarantees of the indebtedness of joint ventures that are not consolidated into our consolidated financial statements in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. At December 31, 2006 and 2005 the total recorded liability related to loan guaranties was $474,000 and $531,000 respectively.

MINORITY INTEREST

Minority interest in the balance sheet represents the minority owners’ share of equity in the consolidated entity as of the balance sheet date, consisting of contributions made by the minority partner plus or minus the minority partner’s share of income or loss, less any distributions made to the minority partner. Minority interest in the statements of operations represents the minority owners’ share of the income or loss of the consolidated joint venture.

INCOME TAXES

SFAS No. 109, Accounting for Income Taxes, is applied in calculating our provision for income taxes. As prescribed therein, the provision for income tax is based on both current and deferred taxes. Current taxes represent the estimated taxes payable or refundable in the current year, and deferred taxes represent estimated future tax effects attributable to temporary differences and loss carryforwards. Nontaxable income, such as interest on state and municipal securities, is excluded from the provision calculation.

Deferred income taxes result principally from temporary differences related to the timing of the recognition of real estate sales, lease income, interest expense, and real estate taxes during development and the timing of depreciation for tax and financial reporting purposes.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgment include the allocation of purchase prices and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; the determination of consolidation methodology for joint ventures; the valuation of assumed debt; the valuation of guarantees related to debt on entities that we do not consolidate; and the recording of impairment losses if applicable.

EARNINGS PER COMMON SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for the years ended December 31, 2006, 2005 and 2004 (after adjusting for the 2-for-1 stock split which occurred in June 2004.)

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIVIDENDS

In May and November 2006, our Board of Directors declared a semi-annual cash dividend of $0.15 per share of common stock. These dividends were paid on June 15 and December 15, 2006 to record holders of our common stock as of June 1 and December 1, 2006 respectively.

In May 2005, our Board of Directors declared a cash dividend of $0.28 per common share. Of the total dividend, $0.14 per share was paid in June 2005, while the remaining $0.14 dividend was paid in December 2005.

In May 2004, our Board of Directors declared a cash dividend of $0.25 per common share. Of the total dividend, $0.125 per share was paid in June 2004, while the remaining dividend of $.0125 was paid in December 2004. The per-share dividend payment disclosure has been adjusted for the 2-for-1 stock split which occurred in 2004.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists primarily of net income (loss) adjusted for the impact of the adjustment to the minimum pension liability after taxes. We generally record income taxes related to components of other comprehensive income based on our tax rate, including the effects of federal and state taxes, which was 34.2% for 2006. Net income and comprehensive income were identical in 2005 and 2004.

RECLASSIFICATIONS

Certain amounts for the years 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the year ending December 31, 2008. With certain limitations, early adoption is permitted. Management is evaluating the impact of this new standard on our consolidated financial statements.

In October 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) that requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in financial statements of years ending after December 15, 2006. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. Effective December 31, 2006, we adopted SFAS No. 158. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard will not have any effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The adoption of SAB No. 108 effective as of December 31, 2006 did not have a material impact on our financial statements.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for, among other things, the definition of fair value, establishes a framework for measuring fair value and provides guidance on additional required disclosures of fair value measurement. The provisions of SFAS No. 157 are effective for the year ending December 31, 2008. Management is evaluating the impact of this new standard on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this standard effective January 1, 2007 will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R in January, 2006. Prior to that date we had no equity-based awards.

3.   SIGNIFICANT TRANSACTIONS

During the years ended December 31, 2006, 2005 and 2004, we entered into several material transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gains or losses on sales of assets have been calculated and recorded as of the date of the transaction. All investments have been consolidated unless noted below:

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACQUISITIONS AND INVESTMENTS

The following table summarizes the commercial, residential and development real estate acquired during the years ended December 31, 2006, 2005 and 2004, described in further detail below:

	Location	Date of Acquisition	Size (1)	B&R Ownership		Purchase Price (in 000s) (2)
Commercial Properties
950 Threadneedle	Houston, TX	December 2006	59,000	100.0	%(3)	$5,250
Commerce Park North	Houston, TX	July 2006	164,000	100.0	%(3)	11,750
510 Township Road	Plymouth Meeting, PA	June 2006	87,000	100.0	%(3)	13,500
8700 Commerce Drive	Houston, TX	June 2006	77,000	100.0	%(3)	4,979
9950 Westpark	Houston, TX	May 2006	111,000	100.0	%(3)	7,818
Valley Square	Plymouth Meeting, PA	April 2006	294,000	97.0	%(3)	42,500
1717 Portway Plaza	Houston, TX	April 2006	67,000	100.0	%(3)	4,858
Mearns Park	Warminster, PA	March 2006	300,000	97.0	%(3)	19,000
1120 NASA Road	Houston, TX	March 2006	80,000	100.0	%(3)	6,642
1110 NASA Road	Houston, TX	March 2006	60,000	100.0	%(3)	4,978
1100 NASA Road	Houston, TX	February 2006	57,000	100.0	%(3)	4,502
17043-49 El Camino	Houston, TX	January 2006	82,000	100.0	%(3)	6,052
10333 Harwin Drive	Houston, TX	January 2006	148,000	100.0	%(3)	12,585
Blue Bell Plaza	Plymouth Meeting, PA	January 2006	155,000	100.0	%(3)	32,000
Wynwood	Chantilly, VA	June 2005	88,000	100.0%		13,000
919 Market Street	Wilmington, DE	April 2005	223,000	100.0	%(3)	40,525
Cross Keys	Doylestown, PA	April 2005	82,000	100.0	%(3)	17,792
102 Pickering Way	Exton, PA	April 2005	80,000	100.0	%(3)	15,275
1105 Market Street	Wilmington, DE	February 2005	173,000	100.0	%(3)	20,700
Devon Square	Devon, PA	February 2005	140,000	5.5%		2,667	(4)
Historic Baltimore Portfolio	Baltimore, MD	November 2004	530,000	51.0%		29,500
Fort Washington Executive Center	Ft. Washington, PA	February 2004	393,000	97.5	%(5)	52,664
West Germantown Pike	Plymouth Meeting, PA	February 2004	115,000	98.1	%(5)	20,500
One Northbrook	Trevose, PA	February 2004	95,000	100.0	%(3)	16,900
Total Commercial Properties			3,660,000			$405,937
Residential Property
Huntington at Sundance	Lakeland, FL	September 2006	292 units	100.0%		$24,650
Development Projects
Holliday	Baltimore, MD	November 2006	(6)	51.0%		$4,541	(4)
Guilford	Baltimore, MD	April 2006	(6)	51.0%		6,231	(4)
Red Mill Pond	Lewes, DE	May 2005	541 lots	51.0%		37,990
Symphony House	Philadelphia, PA	May 2005	163 units	22.3%		5,029	(4)
Venice Lofts	Philadelphia, PA	May 2005	128 units	22.3%		2,971	(4)
Crisfield	Crisfield, MD	March 2005	232 lots	51.0%		10,250
Seaside	Ocean City, MD	November 2004	138 lots	51.0%		25,000
400 S Philadelphia Ave	Ocean City, MD	September 2004	20 units	51.0%		2,000
146th Street	Ocean City, MD	August 2004	18 units	51.0%		1,726
Golfview	St. Petersburg, FL	April 2004	139 units	50.0%		10,800
640 N Broad Street	Philadelphia, PA	January 2004	266 units	86.5%		9,050
Total Development Projects						$115,588

(1)             Size represents square feet unless noted otherwise. For development projects, size represents the anticipated size of the project following development.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)             Unless noted otherwise, amounts represent the gross purchase price for commercial and residential properties and the initial acquisition price for development properties, which are included in the consolidated financial statements.

(3)             We have entered into asset supervision agreements with a third party for properties located in Pennsylvania and with an associate for properties located in Texas, that entitles these parties to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(4)             Amount represents our initial investment in an unconsolidated entity.

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

(6)             The type of development and size of the project has yet to be determined.

COMMERCIAL PROPERTY ACQUISITIONS

950 Threadneedle.   In December 2006, we acquired a 59,000 square foot commercial office building in Houston, Texas for $5,250,000. In February, 2007 we placed a ten-year $4,300,000 mortgage on the property which bears a fixed interest rate of  5.75%. Interest-only payments are due during the first five years of the loan term.

Commerce Park North.   In July 2006, we acquired a commercial property consisting of two office buildings containing 164,000 square feet in Houston, Texas for $11,750,000. In connection with the acquisition, we placed a ten-year $9,400,000 mortgage on the property which bears a fixed interest rate of 6.14%.

510 Township Road   In June 2006, we acquired an 87,000 square foot office building located in Plymouth Meeting, Pennsylvania for $13,500,000. In connection with the acquisition, we placed a three-year, variable rate $12,160,000 mortgage loan on the building, $10,760,000 of which was drawn down at the time of acquisition with the remainder available to fund future capital improvements, tenant improvements and lease commissions. The loan bears interest at one-month LIBOR plus 200 basis points and has a one-year extension option providing certain debt covenant requirements are met.

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

9950 Westpark   In May 2006, we acquired an 111,000 square foot commercial office building in Houston, Texas for a purchase price of $7,818,000. In connection with the acquisition we placed a ten-year $6,375,000 mortgage loan on the buildings, which bears a fixed interest rate of  6.37%.

Valley Square   In April 2006, we purchased Valley Square Office Park, consisting of five commercial office buildings containing a total of 294,000 square feet of space, for a total purchase price of $42,500,000. The office park is located in Plymouth Meeting, Pennsylvania, adjacent to 510 Township Road. We placed a ten-year $37,500,000 mortgage loan on the buildings, which bears a fixed interest rate of  6.30%.

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

Mearns Park   In March 2006, we acquired a property located in Warminster, Pennsylvania containing 230,000 square feet of industrial space, 70,000 square feet of commercial office space and five acres of  land. The purchase price of the property was $19,000,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $11,547,000, a fixed interest rate of 5.82% and maturing in 2013. In September 2006, we defeased the loan and placed a $16,500,000 10-year mortgage loan on the property which bears a fixed interest rate of 6.17%. (See Note 8)

1120 NASA Road   In March 2006, we acquired an 80,000 square foot commercial office building located in Houston, Texas for a purchase price of $6,642,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal balance of $5,260,000, maturing in 2015. The loan bears a fixed interest rate of 5.41%. We recorded a discount of $454,000 associated with the assumed debt.

1110 NASA Road   In March 2006, we acquired a 60,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,978,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $3,446,000, maturing in 2014. The loan bears a fixed interest rate of 5.55%. We recorded a discount of $253,000 associated with the assumed debt.

1100 NASA Road   In February 2006, we acquired a 57,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,502,000. In connection with the acquisition, we assumed a mortgage loan with an outstanding principal balance of $2,864,000, maturing in 2012. The loan bears a fixed interest rate of 6.12%. We recorded a discount of $73,000 associated with the assumed debt.

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

Blue Bell Plaza   In January 2006, we acquired an office complex located in Plymouth Meeting, Pennsylvania, adjacent to Valley Square, containing two commercial office buildings totaling 155,000 square feet of office space. The total purchase price of the buildings was $32,000,000. We placed a ten-year $29,800,000 mortgage loan on the buildings bearing a fixed interest rate of 5.65%.

Wynwood   In June 2005, we acquired two commercial office buildings containing a total of 88,000 square feet of office space, located in Chantilly, Virginia, for a purchase price of $13,000,000. In January 2006 we placed a ten-year $11,800,000 mortgage loan on the buildings bearing a fixed interest rate of 5.62%. Interest only payments are due during the first two years of the loan term.

919 Market Street   In April 2005, we acquired a 223,000 square foot commercial office building located in Wilmington, Delaware for $40,525,000. We assumed a 5.89% fixed-rate $22,498,000 mortgage loan on the building which matures in 2033. In November 2005 we defeased this loan and placed a $35,600,000 mortgage loan on the property, bearing a fixed rate of interest of 5.52% and maturing in 2015. Interest-only payments are due during the first three years of the loan.

Cross Keys   In April 2005, we acquired an 82,000 square foot commercial office building located in Doylestown, Pennsylvania for $17,792,000. In connection with the acquisition, we assumed a $10,969,000 5.45% fixed-rate mortgage loan on the building, which matures in 2013 and recorded a debt discount of $528,000. In July 2006 we defeased this loan and placed a ten-year $14,500,000 mortgage loan on the property bearing a fixed rate of  interest of 6.33%. (See Note 8) Interest-only payments are due during the first three years of the loan term.

102 Pickering Way   In April 2005, we acquired an 80,000 square foot commercial office building located in Exton, Pennsylvania for $15,275,000. In connection with the acquisition, we assumed a 6.5% fixed-rate mortgage loan for $10,149,000, which matures in 2013 and recorded a debt premium of $692,000.

1105 Market Street   In February 2005, we acquired a 173,000 square foot commercial office building located in Wilmington, Delaware, for a purchase price of $20,700,000. At the time of purchase, we placed a two-year $19,000,000 mortgage loan bearing interest at one-month LIBOR plus 195 basis points that we guaranteed. In February 2007 we sold the property for $18,500,000. (See Note 20)

Devon Square   In February 2005, we invested $2,667,000 for a 50% ownership interest in Devon Square which consists of two commercial office buildings containing a total of 140,000 square feet of office space in Devon, Pennsylvania through a tenant-in-common (“TIC”) agreement. The purchase price of the buildings was $17,109,000. A $21,350,000 acquisition and development loan at one-month LIBOR plus 170 basis points, maturing in August 2007, was obtained, which we guaranteed. We recorded a $78,000 liability related to the loan guaranty. In September 2005, we sold 89% of our 50%

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest in the TIC to our third party joint venture member for $2,496,000 and recognized a $140,000 gain on the sale. We account for our investment in Devon Square using the equity method.

Historic Baltimore Portfolio   In November 2004 we invested $4,500,000 for a 51% interest in a joint venture that purchased a portfolio of eight historic commercial office buildings located in the central business district of Baltimore, Maryland containing a total of 530,000 square feet of office space. The purchase price for the eight buildings was $29,500,000. The joint venture obtained a $15,000,000 loan on seven of the buildings bearing interest at one-month LIBOR plus 175 basis points and maturing in November 2006 and assumed an $8,470,000 loan on one of the buildings bearing interest at 5.95% and maturing in October 2012. In 2005 four of the buildings were sold and in 2006 the remaining four buildings were sold. We recognized pre-tax gains totaling  $3,541,000, net of our partner’s share of the gain on the sale of the properties.

Fort Washington Executive Center   In February 2004, we invested $7,000,000 for a 96.5% Class A interest in a joint venture that acquired an executive center located in Fort Washington, Pennsylvania for $52,664,000, consisting of three commercial buildings containing a total of 393,000 square feet of office space. In connection with the acquisition, the joint venture placed two 10 year, 5.6% fixed-rate, mortgage loans aggregating $49,000,000 on the buildings. In June 2005, we acquired one of our equity partner’s interests, thereby increasing our equity interest to 97.5% (see Other Significant Transactions below).

West Germantown Pike   In February 2004, we invested $4,875,000 for a 97.5% Class A interest in a joint venture that acquired two commercial office buildings aggregating 115,000 square feet, located in Plymouth Meeting, Pennsylvania for $20,500,000. The buildings were acquired subject to a 5.9% fixed-rate $16,246,000 mortgage loan maturing in 2013. In June 2005, we acquired one of our entity partner’s interests, thereby increasing our entity interest to 98.1% (see Other Significant Transactions below).

One Northbrook   In February 2004, we acquired a 95,000 square foot office building located in Trevose, Pennsylvania, for $16,900,000 and placed a 10-year, 5.75% fixed-rate, mortgage loan for $15,300,000 on the property.

RESIDENTIAL APARTMENT ACQUISITION

Huntington at Sundance.   In September 2006, we acquired a 292 unit apartment community located in Lakeland, Florida for $24,650,000. In connection with the acquisition we assumed the remaining balance of $14,482,000 on the existing mortgage loan on the property with a fixed interest rate of 7.28% and due in 2039, with prepayment permitted beginning in February 2009. We recorded a premium of $856,000 associated with the assumed debt.

DEVELOPMENT PROJECT ACQUISITIONS

Holliday Properties   In November 2006, we formed Holliday Properties Master LLC (“Holliday Properties”) in which we own a 51% interest. Holliday Properties was formed for the purpose of acquiring and redeveloping a portion of a city block located in Baltimore, Maryland. We have agreed to invest up to $5,000,000 to be used for the acquisition and development of six properties that comprise the city block. Through December 31 2006 we have invested a total of $5,000,000 in the venture. In February 2007, the venture obtained a three year $9,116,000 acquisition and development loan which we have guarantied bearing interest at one-month LIBOR plus 1.75%. We account for our investment in Holliday Properties using the equity method.

Guilford Properties   In May 2006, we formed Guilford Properties Master LLC (“Guilford Properties”) in which we own a 51% interest. Guilford Properties was formed for the purpose of acquiring and redeveloping a city block located in Baltimore, Maryland. We have agreed to invest up to $10,000,000 to be used for the acquisition and development of four properties that comprise the city block. In October 2006, the venture obtained a two year $7,480,000 acquisition and development loan. The loan, which we have fully guarantied, bears interest at the LIBOR plus 2.10%. At December 31, 2006, $5,883,000 had been drawn down on the loan. Through December 31, 2006 we have invested a total of $6,231,000 in the venture. We account for our investment in Guilford Properties using the equity method.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Red Mill Pond   In May 2005, we invested $3,000,000 for a 51% interest in an entity that purchased and is developing a residential lot community in Lewes, Delaware to be sold to a homebuilder. In January 2007, the number of lots was reduced from 541 to 520 by reconfiguring their sizes to create larger lots. The respective unit sales prices were adjusted in accordance with the increase in land area. The land to be developed was acquired for $37,990,000. To fund the purchase, the entity drew down $24,845,000 on an acquisition and development loan, issued an $8,115,000 deferred purchase money note, and received a $7,000,000 advance deposit from the homebuilder. The acquisition and development loan bears interest at the lender’s prime lending rate and matures in May 2008. The deferred purchase money note bears interest at 6.0% and matures in May 2012.

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

Symphony House   In May 2005, Philadelphia Condo Investors invested $11,000,000 for a 50% interest in Symphony House Associates LP (“Symphony House”), an entity that is developing 163 luxury high-rise condominium units, a 35,000 square foot theater, a parking garage and 4,300 square feet of retail space in center city Philadelphia, Pennsylvania. Symphony House obtained a $98,100,000 construction loan at one-month LIBOR, plus 220 basis points, and a $16,900,000 mezzanine construction loan at one-month LIBOR plus 1000 basis points. Both loans mature in March 2008. In August 2005, the construction loan cost was reduced by 40 basis points due to a pre-sales target being achieved. We have provided a repayment guaranty for up to $39,240,000 of the construction loan and the full amount of the mezzanine loan for which we have recorded a liability, which is included in Other Liabilities in the Consolidated Balance Sheet, totaling $167,000 at December 31, 2006.

Venice Lofts   In May 2005, Philadelphia Condo Investors invested $6,500,000 for a 50% interest in Venice Lofts Associates LP (“Venice Lofts”), an entity that is developing 38 luxury townhouse and 90 mid-rise condominium units in Philadelphia, Pennsylvania. In May 2005, Venice Lofts obtained both a $30,000,000 construction loan at one-month LIBOR, plus 225 points, and an $8,500,000 mezzanine loan at a fixed interest rate of 16.25%. Both loans mature in November 2007.

Crisfield   In January and March 2005, we invested a total of $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land in Crisfield, Maryland that is subdivided into 232 residential lots. The entity is developing the land as lots to be sold to a homebuilder. The entity purchased the parcel for $10,250,000, which was funded by a $7,950,000 drawdown on an $11,700,000 acquisition and development loan and a $2,300,000 deposit from a homebuilder. The loan bears interest at one month LIBOR plus 200 basis points and matures in January 2008.

Seaside   In November 2004, we invested $2,500,000 for a 51% interest in an entity that owns a parcel of undeveloped land in Ocean City, Maryland which is subdivided into 138 residential lots along with 50 boat slips. The entity is developing the land as lots to be sold along with the boat slips to a homebuilder. The entity purchased the parcel of land and boat slips for $25,000,000 which was funded by a $16,000,000 acquisition loan, a $2,000,000 drawdown on a $5,500,000 construction loan and a $7,000,000 deposit from the homebuilder. Both the acquisition and the construction loan bear interest at the lender’s prime rate and mature in October 2007.

400 S. Philadelphia   In September 2004, we invested $2,000,000 for a 51% interest in a joint venture that purchased a parcel of land in Ocean City, Maryland for the purpose of developing 20 for-sale residential condominium units. In February 2006, the joint venture obtained a $6,400,000 construction loan. The loan bears interest at the lender’s prime rate plus 100 basis points and matures in August 2007. Development of the units was completed in 2006.

146th Street   In August 2004 we invested $1,726,000 for a 51% interest in a joint venture that purchased a parcel of land in Ocean City, Maryland for the purpose of developing 18 for-sale residential condominium units. In November 2005, prior to performing any development activity, the joint venture sold the land parcel for $2,550,000 and we recorded a pre-tax gain of $269,000.

Golfview   In April 2004 we invested $3,664,000 for a 50% interest in a joint venture that purchased a 144 unit mid-rise residential rental complex located in St. Petersburg, Florida, for $10,800,000. The joint venture converted the complex into

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

139 residential condominium units. The condominium conversion process was completed in 2004 and the joint venture sold all the units in 2004 and 2005.

640 North Broad   In January 2004 we invested $3,200,000 for an 80% interest in a joint venture that purchased an historic property in Philadelphia, PA for a purchase price of $9,050,000 to be redeveloped into a 266 unit apartment property building. In 2004 the venture obtained a $32,000,000 acquisition and construction loan bearing interest at one-month LIBOR plus 155 basis points and maturing in August 2007, and a $6,900,000 construction bridge loan bearing interest at one month LIBOR plus 175 basis points and maturing in September 2007.  In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000. The purchaser of our interest obtained the funds from a $6,000,000 loan guarantied by us and secured in part by a $3,000,000 certificate of deposit that we have purchased from the lender. In connection with the transaction, we recorded a deferred pre-tax gain on sale of $262,000 and a liability associated with the loan guaranty of $300,000.

DISPOSITIONS

7800 Building.   In December 2006 we sold a 15,000 square foot commercial office building for $3,200,000, receiving net proceeds of $3,097,000 and recognizing a pre-tax gain on sale of $1,998,000.

Charlestown North   In October 2006, we sold the Charlestown North residential apartment building for $18,000,000, receiving net proceeds of $12,166,000 after the repayment of the related debt and recorded a pre-tax gain on sale of approximately $13,988,000.

Washington Business Park   In October 2006 we sold our interest in a consolidated entity that owns two office and seven flex and warehouse buildings (“Developed Properties”) at Washington Business Park and our interest in an unconsolidated entity that owns 50 acres of undeveloped land (“Undeveloped Land”) in the same office park, to our partner in the joint ventures, for $22,800,000. As a result of the sales we received $17,800,000 in cash along with a $5,000,000 promissory note with a three-year maturity, bearing interest at 10%. We recorded a $5,174,000 pre-tax gain related to the sale of the Developed Properties and a $4,910,000 pre-tax gain related to the sale of the Undeveloped Land with such amounts included in discontinued operations, net of tax and minority interest, and gain on sale of investments in joint ventures, respectively, in the accompanying consolidated financial statements.

Divine Lorraine   In May 2006, we sold the Divine Lorraine property and the adjacent ground for a total of $10,100,000 receiving $3,219,000 in net proceeds after the repayment of the related debt and recognizing a pre-tax gain on sale of $1,751,000.

1925 K Street   In April 2006, we sold our interest in 1925K Street Associates, LLC for $26,000,000. We received $25,749,000 in net cash proceeds from the sale and recognized a pre-tax gain on sale of $18,285,000, which is included in the gain on sale of investments in joint ventures in our consolidated statements of operations.

EGAP   In December 2004, we sold to two unaffiliated third parties five commercial properties that were leased to convenience store operators for a total sales price of $1,474,000. We received $564,000 in cash along with promissory notes totaling $910,000, of which $740,000 were repaid by December 31, 2006. We recorded a $958,000 pre-tax gain related to the sales.

Third Street   In October 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings located in Washington DC, to an unaffiliated third party for $10,600,000. A total of $8,400,000 of the net proceeds received by Third Street was used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon. For the year ended December 31, 2004, we recognized $2,400,000 of  pre-tax income on the repayment of amounts that had been subject to uncollectibility allowances and the recognition of a previously deferred gain on sale.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER SIGNIFICANT TRANSACTIONS

Waterfront Associates

In November 2006, Waterfront Associates LLC (“WALLC”) a joint venture between B&R Waterfront Properties LLC (“BRW”) a 54% owned subsidiary of ours and K/FCE, an unrelated property entered into a Land Disposition and Development Agreement (“LDDA”) with the lessor under the ground lease at the Waterfront Complex, the RLA Revitalization Corporation (“RLARC”). Based on the LDDA, the existing ground lease, which expires in 2078, will be extinguished and a fee simple ownership interest will be conveyed to WALLC. In return, RLARC will retain fee simple ownership in a portion of the site that is sufficient to develop a 400,000 square foot mixed-use residential building. Based on the agreement, which is subject to several contingencies including obtaining the necessary Planned Unit Development approvals, WALLC has committed to develop 2,165,500 square feet of commercial office, retail and residential space at the Waterfront Complex.

In November 2006, WALLC entered into two lease agreements with agencies of the District of Columbia for the lease of a total of 500,000 square feet of office space in two new commercial office buildings to be constructed by WALLC at the Waterfront  Complex. The leases, which are subject to several approval and development contingencies, have 15 year terms and include rental payments of $28.40 per square foot on a triple-net basis. Development of the office buildings is anticipated to commence in 2007.

In November 2006 WALLC entered into a contract for the removal of hazardous material at the Waterfront Complex. Based on the terms of contract, the cost to remediate hazardous materials, for which BRW had established a $3,000,000 reserve in 2002, totals $1,298,000.  As a result, BRW recorded a $1,702,000 reduction in the reserve. The amount is included in other income with an offset of $783,000 in minority interest expense in the consolidated statement of operations for the year ended December 31, 2006.

Midlantic Office Trust, Inc.   In May 2005, Midlantic Office Trust, Inc. (“Midlantic”) filed a registration statement with the Securities Exchange Commission for its initial common stock public offering (“IPO”). We participated as a sponsor for the Midlantic offering, and in July 2005, agreed to sell it certain commercial properties. In August 2005, Midlantic determined not to proceed with its IPO, due to market conditions. As a result, our agreements with Midlantic were cancelled. We incurred $3,312,000 in expenses related to this transaction.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PRO-FORMA RESULTS OF OPERATIONS—UNAUDITED

The following pro-forma statements reflect our results of operations as if our acquisitions completed in 2006, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per common share amounts):

	Pro Forma (1)
	Years Ended December 31,
	2006	2005
Operating revenues	$112,733	$130,484
Net income (loss)	14,309	(6,590)
Income (loss) per share of common stock	2.61	(1.20)

(1)             The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

4.   RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2006	2005
Land	$84,061	$41,300
Buildings and improvements	409,706	262,068
Equipment	23,482	9,168
	517,249	312,536
Less—Accumulated depreciation and amortization	(43,246)	(28,744)
Rental property and equipment, net	$474,003	$283,792

5.   MORTGAGE AND NOTES RECEIVABLES (in thousands):

	December 31,
	2006	2005
Notes receivable:
10% due 2008	$5,000	$—
8.5% due 2006	—	585
7.0% due through 2015	138	149
Other	300	100
	$5,438	$834

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   OTHER ASSETS AND OTHER LIABILITIES

In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$46,372	$20,554	$28,340	$8,785
Acquired in-place lease liabilities	14,897	4,906	6,295	1,955

The amortization of acquired lease assets included in depreciation and amortization expense, totaled $10,787,000 and $5,176,000 for the years ended December 31, 2006 and 2005, respectively.

The amortization of acquired below-market-in-place leases, included as a net increase in revenues, totaled $1,968,000 and $840,000 for the years ended December 31, 2006 and 2005, respectively.

The estimated annual amortization of acquired in-place lease liabilities, to be included as a net increase in revenues for each of the five succeeding years is as follows (in thousands):

2007	$2,059
2008	1,758
2009	1,562
2010	938
2011	608

The estimated annual amortization of acquired in-place lease assets to be included in amortization expense for each of the five succeeding years is as follows (in thousands):

2007	$8,370
2008	5,517
2009	3,560
2010	2,142
2011	1,556

7.   INVESTMENTS IN JOINT VENTURES

At December 31, 2006, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage (1)
Guilford Properties	51%
Holliday Properties	51%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Madison Building Associates, LLC (“Madison Building”)	25%
Venice Lofts	22%
Symphony House	22%
B&R Devon Square Owner, LP (“Devon Square”)	6%

(1)             Represents our effective ownership of the underlying property.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$3,138	$3,523
Land held for investment	—	5,929
Property and land development	141,601	42,359
Rental property and equipment	39,588	68,766
Other assets	4,391	4,772
Total assets	$188,718	$125,349
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and construction loans and other debt	$137,677	$80,070
Other liabilities	18,498	9,284
Total liabilities	156,175	89,354
Members’ equity	32,543	35,995
Total liabilities and members’ equity	$188,718	$125,349
Company’s interest in members’ equity (1)	$29,366	$29,063

(1)             Included in Company’s interest in members’ equity on the consolidated balance sheets is $2,202,000 and $1,247,000 at December 31, 2006 and 2005 respectively, of equity from the trust preferred securities disclosed in Note 8.

The difference between the carrying amount of our investment in joint ventures and our accumulated membership interest noted above is primarily due to capitalized interest on our investment balance in joint ventures that own real estate under development and the fair value of loan guaranties we have provided. The capitalized interest is expensed as the development units are sold.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004
Operating revenues	$11,207	$12,194	$23,397
Operating expenses	5,893	5,776	8,132
Interest expense	2,773	3,130	2,511
Depreciation and amortization expense	1,920	2,482	2,112
Net income	$621	$806	$10,642
Company’s equity in earnings of unconsolidated joint ventures (2)	$996	$793	$1,360

(2)             Included in Company’s equity in earnings of unconsolidated joint ventures on the consolidated income statements is $155,000 and $9,000 for the years ended December 31, 2006 and 2005 respectively, of equity in earnings from the trust preferred security disclosed in Note 8.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

			December 31,
Property (1)	Interest Rate (2)	Maturity	2006	2005
Fort Washington	5.60%	2014	$47,249	$47,921
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Valley Square	6.30%	2016	37,500	—
919 Market Street	5.52%	2015	35,600	35,600
Victoria Place Apartments	4.72%	2013	32,341	32,907
Blue Bell Plaza	5.65%	2016	29,800	—
Red Mill Pond—Development Loans	Lender’s Prime	2008	24,488	27,279
Red Mill Pond—Promissory Note	6.0%	2012	8,115	8,115
Versar Center	6.18%	2013	17,626	17,869
Sudley N. Bldgs A, B, C, D and Bank Bldg.	7.47%	2012	17,222	17,416
Mearns Park (3)	6.17%	2016	16,500	—
West Germantown Pike	5.90%	2033	15,626	15,852
One Northbrook	5.75%	2014	14,770	14,973
Cross Keys (3)(4)	6.33%	2016	14,500	10,855
Huntington at Sundance (4)	7.28%	2039	14,454	—
Seaside	Lender’s Prime Rate	2007	12,813	17,484
Wynwood	5.62%	2016	11,800	—
Crisfield	LIBOR + 200 basis pts.	2008	11,700	9,867
900 Northbrook	5.98%	2013	10,792	10,937
510 Township Road	LIBOR + 200 basis pts.	2009	10,760	—
10333 Harwin Drive	5.78%	2016	10,532	—
102 Pickering Way (4)	6.50%	2013	9,940	10,069
Commerce Park North	6.14%	2016	9,400	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts.	2007	6,400	—
9950 Westpark	6.37%	2016	6,342	—
Fort Hill	7.70%	2011	5,428	5,493
1120 NASA Parkway (4)	5.41%	2015	5,208	—
17043-49 El Camino	5.78%	2016	5,024	—
1150 Northbrook Development	LIBOR + 170 basis pts.	2009	4,103	—
8700 Commerce Drive (4)	5.24%	2015	3,809	—
Holiday Inn Express	7.88%	2011	3,500	3,566
1110 NASA Parkway (4)	5.55%	2014	3,408	—
Sudley South Building No. III	LIBOR + 165 basis pts.	2008	2,855	—
Sudley South Building No. I	LIBOR + 180 basis pts.	2006	—	4,283
1100 NASA Parkway (4)	6.12%	2012	2,830	—
1717 Portway Plaza (4)	5.75%	2013	2,711	—
Laguna Vista	LIBOR + 185 basis pts.	2006	—	1,670
Total mortgage and construction loans			$504,646	$331,656
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	—
Corporate	LIBOR + 250 basis pts.	2009	4,000	—
Line of credit (unsecured)	LIBOR + 175 basis pts.	2007	—	30,406
Other	(5)	(5)	1,409	1,709
Total mortgage and construction loans and other debt before debt related to assets held for sale			$582,223	$405,009
Debt Related to Assets Held For Sale
1105 Market Street	LIBOR + 195 basis pts.	2007	19,000	19,000
Inn at the Colonnade	7.45%	2011	9,458	9,632
Washington Business Park (2)	7.63%	2031	—	38,586
Charlestown North	6.74%	2012	—	4,816
Baltimore Portfolio (1 Building) (4)	5.95%	2012	—	8,338
Baltimore Portfolio (3 Buildings)	LIBOR + 175 basis pts.	2006	—	8,083
640 North Broad—Construction Loan	LIBOR + 155 basis pts.	2007	—	28,651
640 North Broad—Bridge Loan	LIBOR + 175 basis pts.	2007	—	6,545
Total mortgage and construction loans and other debt and debt related to assets held for sale			$610,681	$528,660

(1)             Note is secured by the property, unless otherwise noted.

(2)             LIBOR rate is the one-Month LIBOR rate which was 5.35% and 4.39% at December 31, 2006 and 2005 respectively.

(3)             Note was refinanced in 2006. The interest rate and maturity date reflect the terms of the new loan.

                           (4)    The debt shown for these properties does not include the related premium or discount.

(5)             Represents a deferred purchase money promissory note.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations. However, they may under certain conditions provide for accelerated repayments, if requested by the lender.

Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations, as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales, of $15,000,000. We are in compliance with all our loan covenants at December 31, 2006.

Included in mortgages and construction loans and other debt on the balance sheets are fair market value adjustments on assumed debt. The net unamortized fair market value premium was $213,000 and $145,000 at December 31, 2006 and 2005 respectively.

As part of our construction and development activities, we capitalized $2,234,000 and $1,979,000 of interest for the years ended December 31, 2006 and 2005 respectively.

Annual contractual principal payments as of December 31, 2006, are as follows (in thousands):

2007	$42,484
2008	44,274
2009	13,933
2010	45,690
2011	22,826
2012 and thereafter	441,474
Total	$610,681

LOAN DEFEASANCES

In 2006 and 2005 we defeased four mortgage loans collateralized by our properties by purchasing US Treasury Securities (“Securities”). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. Following is a description of the mortgage loans that were defeased:

In September 2006 we defeased the $11,468,000 loan collateralized by Mearns Park by purchasing $12,322,000, of Securities. Since the defeasance was completed as part of the asset purchase, we have included the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished in rental property and equipment in the accompanying consolidated balance sheets. Simultaneous with the defeasance we placed a new $16,500,000 10-year mortgage loan on the property bearing a fixed rate of interest of 6.17%.

In July 2006 we defeased the $10,759,000 mortgage loan collateralized by Cross Keys by purchasing $11,240,000 of Securities. We have recorded the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished, along with the write-off of unamortized deferred financing costs, totaling $1,047,000 as debt extinguishment costs in the accompanying consolidated statements of operations. Simultaneous with the defeasance we placed a $14,500,000 10-year mortgage loan on the property bearing a fixed rate of interest of 6.33%.

In November 2005 we defeased the $22,329,000 mortgage loan collateralized by 919 Market Street by purchasing $24,024,000 of Securities. We have recorded the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished, along with the write-off of unamortized deferred financing costs, totaling $2,046,000 as debt extinguishment costs in the accompanying consolidated statements of operations. Simultaneous with the defeasance we placed a $35,600,000, 10-year mortgage loan on the property bearing a fixed rate of interest of 5.52%.

In September 2005 we defeased the $24,600,000 mortgage loan collateralized by The Fountains by purchasing $25,408,000 of Securities. We have recorded the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished, along with the write-off of unamortized deferred financing costs, totaling $865,000 as debt extinguishment costs in the accompanying consolidated statements of operations.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simultaneous with the defeasance we placed a $39,500,000, 10-year mortgage loan on the property bearing a fixed rate of interest of 5.45%.

UNSECURED JUNIOR SUBORDINATED NOTES AND TRUST PREFERRED SECURITIES

On November 29, 2005, Bresler & Reiner, Statutory Trust I, (“Trust I”) a wholly owned subsidiary of the Company, completed the issuance and sale in a private placement of $40,000,000 in aggregate principal amount of trust preferred securities. Trust I simultaneously issued $1,238,000 in aggregate principal amount of common securities to the Company. Both the preferred securities and the common securities (together the “Capital Securities I”), mature on January 30, 2036 and may be redeemed by Trust I at any time on or after January 30, 2011. The Capital Securities I require quarterly distributions payable at a fixed rate equal to 8.37% per annum until January 30, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter. Trust I used the proceeds from the sale of the Capital Securities I to purchase $41,238,000 in aggregate principal amount of unsecured junior subordinated debentures due January 30, 2036 issued by the Company (the “Debentures I”). The payment terms of the Debentures I are substantially the same as the terms of the Capital Securities I.

In May 2006, Bresler & Reiner, Statutory Trust II, (“Trust II”) our wholly owned subsidiary, completed the issuance and sale in a private placement of $30,000,000 in aggregate principal amount of trust preferred securities. Trust II simultaneously issued $930,000 in aggregate principal amount of common securities to us. Both the preferred securities and the common securities (together the “Capital Securities II”), mature in May 2036 and may be redeemed by the Trust II at any time on or after July 30, 2011. The Capital Securities II require quarterly distributions payable at a fixed rate equal to 9.02% per annum until July 31, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter. Trust II used the proceeds from the sale of the Capital Securities II to purchase $30,930,000 in aggregate principal amount of unsecured junior subordinated debentures (the “Debentures II”) due in May 2036 issued by us. The payment terms of the Debentures II are substantially the same as the terms of the Capital Securities II.

Since we are not the primary beneficiary of either Trust I or Trust II (“the Trusts”), we have accounted for our investment in the Trusts under the equity method in accordance with FIN 46R. As a result, we have reported in our consolidated financial statements as mortgage and construction loans and other debt, the debentures issued to the Trusts totaling $72,168,000 and $41,238,000 at December 31, 2006 and 2005, respectively, and have included in investment in and advances to joint ventures the common securities held by the Company totaling $2,168,000 and $1,238,000 at December 31, 2006 and 2005, respectively. Interest expense under the debentures totaling $5,166,000 and $307,000 for the years ended December 31, 2006 and 2005, respectively, is recorded as interest expense while our share of earnings of the trust totaling $155,000 and $9,000 for the years ended December 31, 2006 and 2005, respectively, is included in income from investments in joint ventures.

9.   LOSS ON IMPAIRMENT OF ASSETS

We have reviewed the carrying value of our rental property and equipment as well as our property and land under development and determined that the expected future cash flows for our Laguna Vista project are not sufficient to recover the recorded carrying amount. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $1,494,000 before income taxes during 2006 to reduce the carrying amount to the net estimated fair value of the project.

10.   DISCONTINUED OPERATIONS

In December 2006 we sold the 7800 Building for $3,200,000. As a result of the sale we recorded a pre-tax gain on sale of $1,998,000.

In October 2006, we sold the Charlestown North residential apartment building for $18,000,000. As a result of the sale we recorded a pre-tax gain on sale of $13,988,000.

In October 2006, we sold our interest in both a consolidated entity that owns two office and seven flex and warehouse buildings at Washington Business Park and of our interest in the consolidated entity  that owns 50 acres of undeveloped land in the same complex for $22,800,000. As a result of the sale we have included in discontinued operations a pre-tax gain on sale of $5,174,000 related to the sale of our interest in the consolidated entity.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2006, we entered into a contract to sell 1105 Market Street for $18,500,000. In accordance with SFAS No. 144, we recorded an impairment charge of $4,807,000 to reduce the asset’s carrying value to reflect the sales price as negotiated, net of disposal costs. The impairment charge is included in loss from discontinued operations, net of tax and minority interest in our condensed consolidated financial statements.

In May 2006, we sold the Divine Lorraine property and the adjacent land for a total of $10,100,000 and recognized a pre-tax gain on sale of $1,751,000.

In 2005 we sold four of the Historic Baltimore Portfolio buildings for $12,651,000 and recorded a pre-tax gain, net of minority interest of $782,000. In January and May 2006 we sold the remaining four buildings for $18,533,000 and recorded a pre-tax gain, net of minority interest of $2,500,000.

In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000 and recorded a deferred pre-tax gain on sale of $262,000.

In November 2005, we sold 146th Street for $2,550,000 and recorded a pre-tax gain on sale of $269,000.

In December 2004, we sold five commercial properties that were leased to convenience store operators for a total of $1,474,000 and recorded a pre-tax gain on sale of $958,000.

In October 2004, Third Street, in which we own a 1% interest, sold its interests in two residential buildings to an unaffiliated third party for $10,600,000. A total of $8,400,000 of the net proceeds received by Third Street was used to pay in full notes and advances made by us to Third Street, together with accrued interest thereon. We have recognized $818,000 of previously deferred gain on sale, before taxes, in the accompanying consolidated statements of operations related to the repayment of the notes.

The following summary presents the combined operating results, gains on sale and impairment of assets of properties we have classified as discontinued operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues	$34,353	$27,325	$15,575
Loss before gain on sale and provision for income taxes	$(997)	$(3,925)	$(329)
Gain on sale	30,413	4,458	1,874
Loss on impairment of assets	(4,807)	—	—
Minority interest	(4,975)	(1,946)	(41)
(Provision) benefit for income taxes	(7,539)	558	(627)
Income (loss) from discontinued operations	$12,095	$(855)	$877

11.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project. In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. We have recorded a liability of $167,000, our estimate of the fair value of this guaranty, which is included in other liabilities.

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts, that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the senior loan totaled $16,852,000 at December 31, 2006 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At December 31, 2006, the balance outstanding under the loan totaled $16,557,000. We have recorded a liability of $7,000, our estimate of the fair value of this guaranty, which is included in other liabilities.

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC (“Madison”). Our equity partner in the venture has provided the same guaranty. The loan matures in 2012. At December 31, 2006, the balance outstanding under the loan totaled $13,919,000. In February 2007 we sold our interest in Madison and were released from the guaranty.

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities.

We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At December 31, 2006, the balance outstanding under the loan totaled $5,883,000.

In support of certain consolidated entities’ mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

LONG-TERM PURCHASE COMMITMENTS

In November 2006 we entered into several fixed-price cancelable commitments to purchase electricity from third-party utility companies through December 2011. The terms of the contracts commence in January 2007 and provide for us to have electricity delivered to our properties in Houston at fixed prices per kilowatt hour.

Estimated annual expenses, based on estimated annual kilowatt usage, to be paid under these contracts as of December 31, 2006 are as follows (in thousands):

2007	$948
2008	948
2009	948
2010	949
2011	949
$4,742

MARKET CONCENTRATIONS

The commercial properties we owned at December 31, 2006 are concentrated in both the Mid-Atlantic region of the country, and the Houston, Texas metropolitan market. Our residential apartment properties are concentrated in the Central Florida area. No single tenant represents more than 10% of our total revenues. Our hospitality properties are located in the Baltimore, Maryland and Washington, D.C. metropolitan areas. Our development projects are located in the Washington, D.C., Maryland and Delaware Eastern Shore, Baltimore, Maryland and Philadelphia, Pennsylvania metropolitan areas.

LITIGATION

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We file a consolidated Federal income tax return. The provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision (benefit) for income taxes
Current tax	$3,623	$(473)	$2,631
Deferred tax	4,863	(2,460)	(862)
Total provision (benefit) for income taxes (including discontinued operations)	8,486	(2,933)	1,769
Effect of SFAS No. 158	(106)	—	—
Total provision	$8,380	$(2,933)	$1,769

A reconciliation of the statutory Federal tax rate to the Company’s effective income tax rate follows:

	Years Ended December 31,
	2006	2005 (1)		2004
Statutory rate	34.0%	34.0%		34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	3.0%	7.0%		5.3%
Interest income from tax-exempt bonds	(2.3)%	5.8%		(6.2)%
Other	(0.5)%	9.8	%(2)	(4.5)%
Effective rate	34.2%	56.6%		28.6%

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

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2006	Deferred income tax provision (benefit) for the year ended December 31, 2006	Deferred tax liability (asset) as of December 31, 2005
Basis in property	$12,518	$3,483	$9,035
Charitable contributions	(59)	710	(769)
Investments in partnerships	1,858	444	1,414
Lease intangibles	(6,088)	(3,506)	(2,582)
Gain on sale	6,206	1,667	4,539
Other	(2,901)	(2,717)	(184)
Deferred tax liability	11,534	81	11,453
Deferred tax asset (net operating losses)	(325)	4,676	(5,001)
Total	$11,209	$4,757	$6,452

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax asset at December 31, 2006 represents a net operating loss carryforward that will expire at December 31, 2026 if it is not applied prior to that date.

13.   OPERATING LEASES

AS A LESSEE

At December 31, 2006 we were obligated under two land leases with the District of Columbia Redevelopment Land Agency for the Waterfront Complex. The leases pertain to land on which we own commercial properties that are currently under development. The leases, which expire in 2078, have aggregate annual rental payments of $130,000.

During 2005, we relocated our corporate offices and terminated our previous office lease agreement that was entered into in 2003. The rent for our current office space commenced in July, 2005 and expires in December, 2012. Total rent paid under  the leases for the year ended 2006 and 2005 was $255,000 and $169,000 respectively.

Minimum rentals to be paid under these leases at December 31, 2006, are as follows (in thousands):

2007	$388
2008	396
2009	404
2010	412
2011	421
2012 and thereafter	6,320
Total	$8,341

AS A LESSOR

Substantially all leases of our residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee’s option under certain conditions. No single tenant represents more than 10% of our total revenues. Minimum future rentals to be received for commercial property subject to non-cancelable and other leases as of December 31, 2006 are as follows (in thousands):

2007	$44,304
2008	32,775
2009	26,447
2010	18,182
2011	13,503
2012 and thereafter	24,315
Total	$159,526

We are also entitled to additional rents, which are not included above that are primarily based upon escalations of real estate taxes and operating expenses over base period amounts. We earned approximately $3,943,000, $3,268,000 and $2,174,000 of additional rents for the years ended December 31, 2006, 2005 and 2004, respectively.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   TRANSACTIONS WITH AFFILIATES

We have business transactions with several affiliates that are owned in part by certain of our shareholders, officers, and directors. These transactions are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005		2004
Revenues:
Management fees	$16	$16		$16
Cost and expenses:
Interest	108	837	(1)	329

(1)             Includes interest on an $8,000,000 loan to the Company bearing interest at 10%. This loan was repaid in December 2005.

In addition, certain affiliated entities participate under our insurance policy and reimburse us for the associated policy premiums.

15.   STOCK APPRECIATION RIGHTS

In January 2006, our Board of Directors adopted a Stock Appreciation Rights Incentive Plan (“the Plan”). Under the Plan, we may grant to employees and consultants up to an aggregate of 280,000 stock appreciation rights (“SARs”) with respect to shares of our common stock. Upon exercise, each SAR will entitle the exercising holder to a cash payment equal to the excess of the market value of a share of common stock at the time of exercise over the market value of a share of common stock at the time of grant of the SAR. The Plan is administered by our Compensation Committee, which has sole authority to grant SARs to employees and consultants under the Plan. At the time of adoption, the term of each SAR granted pursuant to the Plan is no more than ten years after the date of grant. The SARs vest immediately upon grant.

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

We use the “plain vanilla” Black-Scholes-Merton closed-form model as described in SEC Staff Accounting Bulletin 107 for determining the fair value of the SARs. All SARs are granted at the average market value of our common stock for the 30 business day period preceding the grant date. The following assumptions were used in determining the fair value of the SARs as of  December 31, 2006: expected volatility of 19.2%, a weighted average expected remaining life of 4.1 years and a risk free interest rate of 4.7%. For the year ended December 31, 2006, we recognized $1,416,000 of compensation liability and compensation expense for the SARs grants.

The following table summarizes the SARs information as of December 31, 2006:

Stock Appreciation Rights	Number	Weighted Average Grant Price	Contract Life
Outstanding as of January 1, 2006	—	$—	—
Granted	178,500	32.91	10 years
Exercised	(500)	32.91	10 years
Terminated	(9,000)	32.91	10 years
Outstanding at December 31, 2006	169,000	32.91	10 years

At December 31, 2006, the market value of a share of our common stock was $35.55.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

In November 2004, we established a defined contribution plan (“401K”) that covers all employees. For the years ended December 31, 2006, 2005, and 2004, we contributed $82,000 and $75,000 and $12,000, respectively, to the 401K plan, representing 3% of all eligible employees’ eligible compensation up to a maximum salary of  $220,000, $210,000 and $200,000 per employee, respectively.

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

In December 2006, we adopted SFAS No. 158, which requires us to recognize assets or liabilities depending on whether our defined benefit pension plan is overfunded or underfunded at December 31, 2006, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in our stockholders’ equity. A plan’s funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. The adjustment to stockholders’ equity represents the net unrecognized actuarial losses and prior service costs which were previously netted against the plan’s funded status on our balance sheet in accordance with SFAS No. 87. The adjustment also includes the elimination of the minimum pension liability related to our defined benefit pension plan that was recorded prior to the adoption of SFAS No. 158.

The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic pension cost consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods will be recognized as increases or decreases in other comprehensive income, net of tax, in the period they arise. Actuarial gains and losses recognized in other comprehensive income are adjusted as they are subsequently recognized as a component of net periodic pension cost.

The incremental impact of adopting the provisions of SFAS No. 158 on our balance sheet at December 31, 2006 is presented in the following table. The adoption of SFAS No. 158 had no effect on our consolidated statements of operations for the years ended December 31, 2006, 2005 or 2004.

Incremental Effect of Applying SFAS 158 on Individual Line Items on the Balance Sheet

December 31, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Deferred income taxes payable	$11,640,000	$(106,000)	$11,534,000
Other liabilities	31,451,000	309,000	31,760,000
Total liabilities	674,588,000	203,000	674,791,000
Accumulated other comprehensive loss	—	(203,000)	(203,000)

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status related to our qualified defined benefit pension plan.

Obligations and Funded Status (in thousands):

	December 31,
Change in benefit obligation:	2006	2005
Benefit obligation at beginning of year	$2,188	$3,438
Service cost	116	91
Interest cost	141	101
Benefits paid	(217)	(15)
Settlement loss	—	(1,518)
Actuarial gains	273	91
Benefit obligations at end of year	$2,501	$2,188

	December 31,
Change in plan assets:	2006	2005
Fair value of plan assets at beginning of year	$1,906	$3,273
Actual return on plan assets	220	116
Contributions by employer	—	50
Benefits paid	(217)	(15)
Settlement	—	(1,518)
Fair value of plan assets at end of year	$1,909	$1,906

Reconciliation of funded status:	2006	2005
Funded status	$(593)	$(282)
Unrecognized net actuarial loss	292	120
Unrecognized transition obligation	17	74
Accrued liabilities	(284)	(88)
Adjustment due to SFAS 158	(309)	—
Accrued pension cost	(593)	(88)

	December 31,
Amounts recognized in the consolidated balance sheets:	2006	2005
Accrued liabilities	$284	$88

	December 31,
Net Periodic Pension Cost	2006	2005
Service cost	$116	$91
Interest cost	141	101
Expected return on plan assets	(130)	(110)
Amortization of transition asset	57	57
Recognized net actuarial loss	12	—
Settlement loss	—	83
Final net periodic pension expense	$196	$222

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used at December 31, 2006 and 2005 related to our defined benefit pension plan are as follows:

	December 31,
Benefit Obligation Assumptions	2006	2005
Discount rates	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%
Weighted average rate of compensation increase	4.25%	4.25%

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

The investment objectives for the assets of the defined benefit pension plan are to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning assets class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$89
2008	484
2009	86
2010	88
2011	750
2012 - 2016	444

17.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are described below.

As of December 31, 2006, the fair value of our $610,681,000 of mortgage and construction loans and other debt was $592,006,000. As of December 31, 2005, the fair value of our $528,660,000 of mortgage and construction loans and other debt was $522,862,000. The fair value of fixed rate debt is estimated by discounting the future cash flows based on borrowing rates currently available to us for financing on similar terms for borrowers with similar credit ratings. For variable rate obligations the carrying amount is a reasonable estimate of fair value.

The fair value of our other financial instruments approximates their carrying amounts.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we report segment information for the following six categories:

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

Development—Residential and Commercial Condominiums

This segment primarily includes the revenues and costs associated with commercial and residential condominiums. Revenues and related cost of goods sold are included in our operating results.

Development—Developed and Undeveloped Land

This segment primarily includes the development and sale of land parcels and lots as part of residential subdivisions and undeveloped commercial land sales. Revenues and related cost of goods sold are included in our operating results.

Development—Rental Properties

This segment primarily includes the development and construction of commercial and residential buildings that will be leased to tenants upon completion. Costs associated with this segment are capitalized until completion, at which time the assets are placed in service and transferred to either the Residential or Commercial Rental Property segment.

Our real estate investments are located in the Washington DC, Philadelphia, Pennsylvania, Houston, Texas, Baltimore, Maryland, Wilmington, Delaware, Maryland and Delaware Eastern Shore, and Orlando and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States of America.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon revenues less operating expenses of the combined properties in each segment.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of our reportable segments along with corporate debt and general and administrative expenses:

December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:

Total operating revenues	$14,984	$13,118	$—	$58,976	$10,693	$3,408	$2,124	$103,303
Cost of homebuilding, residential lots and other development	(12,482)	(11,223)	(118)	—	—	—	—	(23,823)
Operating expenses	—	—	—	(25,072)	(4,908)	(2,360)	—	(32,340)
Depreciation and amortization expense	—	—	—	(22,863)	(2,592)	(312)	—	(25,767)
Interest expense	—	—	—	(19,043)	(4,149)	(306)	(3,988)	(27,486)
Gain on sale of investments in joint ventures	—	—	—	24,417	—	—	—	24,417
Income (loss) from investments in joint ventures	247	100	—	545	(51)	—	155	996
Minority interest	260	(48)	(1,091)	(109)	(27)	—	—	(1,015)
Withdrawn public offering	—	—	—	—	—	—	—	—
Debt extinguishment costs	—	—	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	—	(1,494)	—	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	—	—	—	—	(12,676)	(12,676)
Interest/other income	—	—	1,702	—	—	—	410	2,112
Net income (loss) before taxes and discontinued operations	$3,009	$453	$493	$15,804	$(1,034)	$430	$(13,975)	$5,180
Assets as of 12/31/06:
Real estate at cost	$90,031	$21,995	$55,637	$405,162	$104,590	$7,498	$—	$684,913
Accumulated depreciation	—	—	—	(30,290)	(7,554)	(5,402)	—	(43,246)
Investments in joint ventures	—	18,918	—	9,563	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	—	512	61,123	1,217	6,852	15,984	86,092
	$90,435	$40,913	$56,149	$445,558	$97,973	$8,948	$120,159	$860,135

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:

Total operating revenues	$8,745	$46,619	$—	$34,777	$9,384	$3,189	$339	$103,053
Cost of homebuilding, residential lots and other development	(7,712)	(35,442)	(525)	—	—	—	—	(43,679)
Operating expenses	—	—	—	(13,582)	(3,821)	(2,316)	—	(19,719)
Depreciation and amortization expense	—	—	—	(9,483)	(2,199)	(272)	—	(11,954)
Interest expense	—	—	—	(10,259)	(3,138)	(316)	(1,073)	(14,786)
Gain on sale of investments in joint ventures	(118)	—	—	127	1,542	—	—	1,551
Income (loss) from investments in joint ventures	(1)	3		1,017	(235)	—	9	793
Minority interest	(431)	(4,960)	(244)	(140)	(25)	—	—	(5,800)
Withdrawn public offering	—	—	—	—	—	—	(3,312)	(3,312)
Debt extinguishment costs	—	—	—	—	(3,171)	—	—	(3,171)
General, administrative and Other expenses	—	—	—	—	—	—	(7,845)	(7,845)
Interest/other income	—	—	—	—	—	—	1,100	1,100
Net income (loss) before taxes and discontinued operations	$483	$6,220	$(769)	$2,457	$(1,663)	$285	$(10,782)	$(3,769)
Assets as of 12/31/05:
Real estate at cost	$92,870	$22,789	$41,469	$227,163	$78,014	$7,359	$—	$469,664
Accumulated depreciation	—	—	—	(18,615)	(5,039)	(5,090)	—	(28,744)
Investments in joint ventures	414	18,599	—	9,422	371	—	1,247	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	24,854	24,854
Investments	—	—	—	—	—	—	63,028	63,028
Other (inc. assets held for sale)	—	—	55,931	124,647	3,707	6,454	14,404	205,143
	$93,284	$41,388	$97,400	$342,617	$77,053	$8,723	$103,533	$763,998

December 31, 2004 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:

Total operating revenues	$18,346	$6,259	$—	$24,923	$8,757	$2,874	$1,735	$62,894
Cost of homebuilding, residential lots and other development	(17,167)	(3,843)	(61)	—	—	—	—	(21,071)
Operating expenses	—	—	—	(9,925)	(3,783)	(2,198)	—	(15,906)
Depreciation and amortization expense	—	—	—	(6,774)	(2,354)	(364)	—	(9,492)
Interest expense	—	—	—	(16,430)	3,687	1,683	1,405	(9,655)
Gain on sale of investments in joint ventures	—	—	—	—	—	—	624	624
Income (loss) from investments in joint ventures	(10)	—	(104)	1,502	(28)	—	—	1,360
Minority interest	—	(1,584)	(399)	(35)	52	—	—	(1,966)
Withdrawn public offering	—	—	—	—	—	—	—	—
Debt extinguishment costs	—	—	—	—	—	—	—	—
General, administrative and Other expenses	—	—	—	—	—	—	(3,973)	(3,973)
Interest/other income	—	—	—	—	—	—	1,869	1,869
Net income (loss) before taxes and discontinued operations	$1,169	$832	$(564)	$(6,739)	$6,331	$1,995	$1,660	$4,684

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(in thousands except earnings per common share amounts):

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$20,793	$23,066	$32,101	$27,343
Operating income	1,368	2,624	1,687	1,524
Net income (loss)	(2,402)	11,790	(6,744)	13,685
Net income (loss) per common share	(0.44)	2.15	(1.23)	2.50

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenues	$25,527	$39,081	$16,522	$21,923
Operating income	6,315	9,353	(580)	1,456
Net income (loss)	881	2,765	(3,503)	(2,392)
Net income (loss) per common share	0.16	0.51	(0.64)	(0.44)

20.   SUBSEQUENT EVENTS:

 ACQUISITIONS

Westbury   In January 2007, we acquired a 366 unit resident apartment community located in Lake Brandon, Florida for a purchase price of $42,050,000. In February 2007 we placed a ten-year $36,000,000 mortgage loan on the property, bearing interest at 6.02%. Approximately $7,100,000 of the loan proceeds were held back by the lender and will be released upon the property achieving certain occupancy levels and debt service coverage ratio results. Interest-only payments are due during the first five years of the loan term.

14800 St. Mary’s Lane   In February 2007, we acquired a 85,000 square foot commercial office building located in Houston, Texas for a purchase price of $9,650,000. Subsequent to the purchase in February 2007 we placed a ten-year $8,200,000 mortgage loan on the building bearing a fixed interest rate of 5.75%. The loan requires interest-only payments during the first five years of the loan term.

14825 St. Mary’s Lane   In February 2007, we acquired a 45,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,845,000. In March 2007 we placed a ten-year $4,200,000 mortgage loan on the building bearing a fixed interest rate of 5.669%. The loan requires interest-only payments during the first three years.

DISPOSITIONS

Inn at the Colonnade   In January 2007, we sold the Inn at the Colonnade, a 125 room hotel located in Baltimore, Maryland, for $15,000,000 and recorded a pre-tax gain on sale of  $7,546,000. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt.

1105 Market Street   In February 2007, we sold 1105 Market Street, a 173,000 square foot commercial office building located in Wilmington, Delaware, for $18,500,000. At the time of the sale the sales price equaled the carrying value of the property, as adjusted for impairment in 2006. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

Madison Building   In February 2007, we sold our 25% interest in Madison Building, an 82,000 square foot commercial office building located in McLean, Virginia, that is not consolidated into our consolidated financial statements, for $4,000,000 and recorded a pre-tax gain on sale of $2,802,000.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCINGS

Victoria Place   In February 2007, we defeased the $32,249,000 loan collateralized by Victoria Place and placed a $46,000,000 ten-year mortgage loan on the property bearing an interest rate of 5.73%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $684,296 related to the defeasance.

950 Threadneedle   In February 2007, we placed a ten-year $4,300,000 mortgage loan on 950 Threadneedle, bearing interest at 5.75%. Interest-only payments are due during the first five years of the loan term.

Holliday Development   In February 2007, we obtained a $9,116,000 acquisition and development loan for Holliday Properties. The three year loan bears interest at one month LIBOR plus 1.75%.  At the time of the closing we drew down $3,097,000 on the loan.

Ft. Hill   In March 2007, we defeased the $5,418,000 loan collateralized by Ft. Hill and placed a $10,400,000 ten-year mortgage loan on the property bearing a fixed interest rate of 5.75%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $592,054 related to the defeasance.

Sudley North   In March 2007, we defeased the $17,192,000 loan collateralized by Sudley Buildings A,B,C&D and the Bank Building and placed an $18,500,000 mortgage loan on Sudley Buildings A,B&C and the Bank Building and a $10,400,000 mortgage loan on Sudley Building D. Both the new loans mature in 2017, bear interest at 5.75% and require interest-only payments during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of  $2,139,000 related to the defeasance.

The total increase in mortgage and construction loans and other debt, in our consolidated balance sheet as a result of these transactions is approximately $34,740,000.

SIGNIFICANT TRANSACTION

Waterfront Complex   In March 2007, in accordance with an amended and restated operating agreement for WALLC entered into the same month, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC ( the “equalization contribution”) with such amount distributed to BRW.  The equalization contribution is in addition to $23,000,000 that K/FCE has either contributed or has committed to contribute to WALLC.

BRESLER & REINER, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(Dollars in thousands)

				Cost Capitalization							Life on which
		Initial Cost to		Subsequent	Gross Amount at Which						Depreciation
		Company		to Acquisition	Carried at Close of Period						on Latest
			Buildings								Income
			and			Buildings and		Accumulated	Date of	Date	Statement is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed

Versar Center (Two office buildings in Springfield, VA)	$17,626	$2,187	$21,149	$2,630	$2,556	$23,410	$25,966	$3,132	1982/1986	2002	3 - 39 years
Bank Building (Office building in Manassas, VA)	947	90	786	—	118	758	876	439	1991	—	3 - 39 years
Paradise/Sudley North (Four office buildings in
Manassas, VA)	16,275	1,898	12,679	4,834	3,534	15,877	19,411	9,995	1987	1987	3 - 39 years
Fort Hill (Office building in Centreville, VA)	5,428	500	6,492	354	554	6,792	7,346	1,322	1987	2000	3 - 39 years
900 Northbrook (Office building in Trevose, PA)	10,792	1,800	7,874	542	2,115	8,101	10,216	762	2001	2003	3 - 39 years
Victoria Place (Apartments in Orlando, FL)	32,341	3,825	35,863	241	3,855	36,074	39,929	3,883	—	2003	3 - 39 years
The Fountains at Waterford Lakes (Apartments in Orlando, FL)	39,500	4,000	32,745	1,799	4,050	34,494	38,544	3,331	—	2003	3 - 39 years
Holiday Inn Express (Hotel in Camp Spings, MD)	3,500	377	2,793	4,330	413	7,087	7,500	5,401	—	1987	3 - 39 years
Fort Washington (3 Office buildings in
Fort Washington, PA)	47,249	9,489	37,507	6,456	7,482	45,970	53,452	3,430	1987	2004	3 - 39 years
West Germantown Pike (2 Office buildings in
Plymouth Meeting, PA)	15,626	3,136	14,961	446	3,311	15,232	18,543	1,165	1950	2004	3 - 39 years
One Northbrook (Office building in Trevose, PA)	14,770	2,590	13,586	942	2,601	14,517	17,118	1,126	1989	2004	3 - 39 years
102 Pickering Way (Office building in Exton, PA)	9,940	2,501	11,469	437	2,523	11,884	14,407	550	—	2005	3 - 39 years
Cross Keys (Office building in Doylestown, PA)	14,500	2,836	11,817	104	2,890	11,867	14,757	535	—	2005	3 - 39 years
Wynwood (2 Office buildings in Chantilly, VA)	11,800.00	1,105	11,318	69	1,105	11,387	12,492	477	—	2005	3 - 39 years
919 Market Steet (Office building in Wilmington, DE)	35,600	4,434	30,646	839	4,434	31,485	35,919	1,465	—	2005	3 - 39 years
Blue Bell Plaza (2 Office buildings in Plymouth Meeting, PA)	29,800	4,769	27,809	202	4,794	27,986	32,780	1,450	—	2006	3 - 39 years
10333 Harwin Drive (Office building in Houston, TX)	10,532	934	10,879	100	939	10,974	11,913	362	—	2006	3 - 39 years
17043-49 El Camino (4 Office buildings in Houston, TX)	5,024	1,725	3,964	159	1,725	4,123	5,848	193	—	2006	3 - 39 years
1100 NASA Road (Office building in Houston, TX)	2,830	674	3,480	61	674	3,541	4,215	127	—	2006	3 - 39 years
1110 NASA Road (Office building in Houston, TX)	3,408	1,064	3,404	133	1,064	3,537	4,601	126	—	2006	3 - 39 years
1120 NASA Road (Office building in Houston, TX)	5,208	1,625	4,078	128	1,625	4,206	5,831	154	—	2006	3 - 39 years
Mearns Park (Office building in Warminster, PA)	16,500	5,736	15,909	205	5,778	16,072	21,850	814	—	2006	3 - 39 years
1717 Portway Plaza (Office building in Houston, TX)	2,711	987	3,454	89	987	3,543	4,530	124	—	2006	3 - 39 years
Valley Square (5 Office buildings in Plymouth Meeting, PA)	37,500	10,445	30,377	727	10,445	31,104	41,549	1,539	—	2006	3 - 39 years
9950 Westpark (Office building in Houston, TX)	6,342	2,251	5,038	91	2,251	5,129	7,380	212	—	2006	3 - 39 years
8700 Commerce Drive (Office building in Houston, TX)	3,809	1,388	2,793	1	1,388	2,794	4,182	111	—	2006	3 - 39 years
510 Township Road (Office building in Plymouth Meeting, PA)	10,760	1,632	11,308	7	1,632	11,315	12,947	333	—	2006	3 - 39 years
Commerce Park North (2 Office buildings in Houston, TX)	9,400	4,232	6,328	400	4,232	6,728	10,960	282	—	2006	3 - 39 years
Huntington at Sundance (Apartments in Lakeland, FL)	14,454	3,316	22,621	463	3,316	23,084	26,400	340	—	2006	3 - 39 years
950 Threadneedle (Office building in Houston, TX)	—	1,668	3,085	—	1,670	3,083	4,753	23	—	2006	3 - 39 years
Total properties	$434,172	$83,214	$406,212	$26,789	$84,061	$432,154	$516,215	$43,203
Corporate	—	—	—	1,034	—	1,034	1,034	43			3 - 39 years
Total Properties and Corporate	$434,172	$83,214	$406,212	$27,823	$84,061	$433,188	$517,249	$43,246

BRESLER & REINER, INC.

NOTES TO SCHEDULE III
(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was $675,162,000 at December 31, 2006.

The changes in rental property and equipment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, January 1	$408,244	$319,322	$203,335
Additions during period—
Acquisitions	196,973	98,110	115,987
Improvements	13,768	7,158	—
Other—(2)	—	1,034	—
Deductions during period—
Real Estate Sold	(69,394)	(7,299)	—
Other—(1)	(32,342)	(10,081)	—
Balance, December 31	$517,249	$408,244	$319,322

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, January 1	$42,393	$32,820	$24,948
Additions during period—
Depreciation expense	16,964	9,830	7,872
Other	27	16	—
Deductions during period—
Real Estate Sold	(11,067)	(45)	—
Other—(1)	(5,071)	(228)	—
Balance, December 31	$43,246	$42,393	$32,820

Notes:

(1)             Included in assets held for sale and are not included in the Schedule III table.

(2)             Represents an increase in the carrying amounts of Ft. Washington, West Germantown Pike and 900 Northbrook.