Form 10-K/A
period 2006-12-31
BRESLER & REINER INC
filed 2007-06-28
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

BRESLER & REINER, INC.

ANNUAL REPORT ON
FORM 10-K/A
Amendment No. 1

For the Fiscal Year Ended December 31, 2006

i

EXPLANATORY NOTE

The Company is amending our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007 (the “Original Filing”) to correct and restate our consolidated financial statements contained therein and related disclosures for errors that we identified subsequent to its filing.  As described in Note 21 to our consolidated financial statements, this amendment is to correct errors identified in our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004. As part of this restatement, we have also recorded certain other errors considered immaterial in our consolidated balance sheet as of December 31, 2006, our consolidated statement of operations and consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the Original Filing. The following items have been amended as a result of the restatement and are included in this Amendment No. 1 on Form 10-K/A:

•      Part II—Item 6—Selected Financial Data

•      Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part II—Item 9A—Controls and Procedures

•      Part IV—Item 15—Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, 31.2 and 32 respectively.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K as all periods affected by the restatement described above have been amended in this filing.  We will be restating our condensed consolidated financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006 in conjunction with filing our 2007 periodic reports on Form 10-Q for the respective periods.  For this reason the previously issued condensed consolidated financial statements for the periods indicated should no longer be relied upon.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K/A. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Financial Information about Business Segments

We operate in six reportable business segments: Commercial Rental Property; Residential Rental Property; Hospitality Property; Developed and Undeveloped Land sales; Commercial and Residential Condominiums; and Commercial Building and Residential Apartment Development. For additional information about these segments see Note 18 of Notes to Consolidated Financial Statements in Item 15 of this report and Managements’ Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operating revenues	$100,426	$103,053	$62,894	$17,930	$38,902
Income (loss) from continuing operations	$3,613	$(1,394)	$3,542	$1,863	$4,190
Net (loss) income	$15,708	$(2,249)	$4,419	$9,581	$6,086
Income (loss) from continuing operations per common share, basic and diluted	$0.66	$(0.25)	$0.65	$0.34	$0.76
Earnings (loss) per common share, basic and diluted	$2.87	$(0.41)	$0.81	$1.75	$1.11
Total assets	$855,621	$763,998	$535,180	$348,249	$243,492
Long-term obligations (3)	$582,435	$405,155	$249,112	$128,895	$45,797
Cash dividends per common share	$0.30	$0.28	$0.25	(1)	(1)
Weighted average number of common shares outstanding (2)	5,477,212	5,477,212	5,477,212	5,477,212	5,477,502

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

Restatement

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2007, we identified errors in our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.  As a result we have restated our consolidated statement of cash flows for these years as detailed in the “Explanatory Note” in the forepart of this Form 10-K/A Amendment No.1 and in Note 21 to our consolidated financial statements. As part of this restatement, we have also recorded certain other errors considered immaterial in our consolidated balance sheet as of December 31, 2006, our consolidated statement of operations and consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006. We have amended the tables and discussions in the “Balance Sheet Overview;” the “Financial Statement Overview”  and the “Liquidity and Capital Resources” section of this “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement of the consolidated financial statements for the periods indicated.

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

Cost of Real Estate Sales.   Homebuilding and land development costs are charged to the cost of the homes and land parcels sold under either the specific identification method, where practicable, or relative sales value basis method. The relative sales value basis method requires us to estimate the total project revenue. An inaccurate projection of total revenue or total project costs would affect the cost of sales recorded related to the sale of homes and developed land.

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

Balance Sheet Overview

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	December 31,		Increase
	2006	2005	(decrease)
Assets:
Rental property and equipment, at cost	$513,606	$312,536	$201,070
Property and land development	166,109	154,139	11,970
Assets held for sale	25,952	159,375	(133,423)
Cash, cash equivalents, and investments	55,020	73,848	(18,828)
Investments in joint ventures	30,403	30,053	350
Deferred charges and other assets, net	45,788	36,266	9,522
Total assets	855,621	763,998	91,623
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	$582,435	$405,155	$177,280
Total liabilities	670,901	586,940	83,961
Minority interest	43,496	49,696	(6,200)
Shareholders’ equity	141,224	127,362	13,862

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

Financial Overview

Results of Operations—Comparison of the results of operations for the year ended December 31, 2006 compared to 2005.

	Years Ended December 31,		$ Change	% Change
	2006	2005	2005 to 2006	2005 to 2006
			Increase (decrease)
Operating revenues from:
Homebuilding, residential lots and other development	$28,102	$55,364	$(27,262)	(49.2)%
Commercial rental properties	57,801	34,777	23,024	66.2
Residential rental properties	10,693	9,384	1,309	13.9
Hospitality properties	3,408	3,189	219	6.9
Total operating revenues	100,426	103,053	(2,627)	(2.5)
Cost of homebuilding, residential lots and other development	23,823	43,679	(19,856)	(45.5)
Commercial operating expenses	25,072	13,582	11,490	84.6
Commercial depreciation and amortization expense	22,700	9,483	13,217	139.4
Residential operating expenses	4,908	3,821	1,087	28.4
Residential depreciation and amortization expense	2,592	2,199	393	17.9
Hospitality operating expenses	2,360	2,316	44	1.9
General and administrative expense	12,652	7,724	4,928	63.8
Loss on impairment of assets	1,494	—	1,494	100.0
Other expenses	(1,678)	121	(1,799)	(1,486.8)
Interest income	2,112	1,100	1,012	92.0
Interest expense	27,486	14,786	12,700	85.9
Debt extinguishment costs	1,047	3,171	(2,124)	(67.0)
Gain on sale of investments in joint ventures	24,417	1,551	22,866	1,474.3
Minority interest	1,012	5,800	(4,788)	(82.6)
Income(loss) from discontinued operations, net of tax and minority interest	12,095	(855)	12,950	1,514.6
Net income (loss)	15,708	(2,249)	17,957	798.4

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

Commercial Rental Properties.   The $23,024,000 increase in commercial rental properties revenue in 2006 was primarily due to the operation of 19 commercial office properties acquired in 2006 and in 2005. Revenues from properties that we owned for the full year in both 2006 and 2005 were comparable.

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

The $13,217,000 increase in depreciation and amortization expense in 2006 was primarily due to the depreciation and amortization related to properties acquired in 2006 and 2005.

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

General and Administrative Expense.   The $4,928,000 increase in general and administrative expense in 2006 includes the recognition of $1,416,000 of compensation expense related to the stock appreciation rights granted in 2006 and an increase of $586,000 related to non-consummated acquisition costs in 2006. The increase also includes an increase of $1,410,000 in audit fees, (of which approximately $600,000 relates to the 2005 audit fees that were paid in 2006), $500,000 in consulting fees and  $447,000 in salaries, wages and benefits, as a result of the growth in assets and operations of the company.

Loss on Impairment of Assets.   The $1,494,000 of costs incurred in 2006 relate to the reduction in carrying value of our Laguna Vista development project to its estimated fair value.

Other Expenses.   Other expenses in 2006 include a $1,702,000 reduction in a reserve established for the removal of hazardous materials at the Waterfront Complex.

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

Minority Interest.   Minority interest reflects our minority partner’s share of profits in joint ventures that we consolidate into our consolidated financial statements. The $4,788,000 decrease in minority interest in 2006, was primarily due to fewer sales of condominiums by joint ventures with minority partners.

Income from Discontinued Operations, Net of Tax and Minority Interest.   The $12,950,000 increase in income from discontinued operations, net of tax and minority interest in 2006 primarily reflects the gains on sale of Washington Business Park, Charlestown North, four buildings in our Historic Baltimore portfolio, the 7800 Building and the Divine Lorraine and adjacent ground, generating gains after taxes, debt extinguishment costs and minority interest of $3,187,000, $8,617,000, $1,540,000, $1,231,000 and $1,079,000, respectively. These gains were partially offset by an asset impairment expense of $2,961,000 after taxes related to 1105 Market Street. In 2005 we recorded gains on sale, after taxes and minority interest totaling $538,000 related to the sale of four buildings in our Historic Baltimore Portfolio.

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

While we are not a real estate investment trust (“REIT”), which is generally not subject to federal income tax, our real estate operations include large amounts of depreciable and amortizable real estate assets and we compete against REITS. Therefore, we believe FFO to be a relevant measurement of our performance.

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

Our FFO was $16,663,000 for the year ended December 31, 2006, compared to $12,012,000 for the year ended December 31, 2005, an increase of $4,651,000. This increase is primarily due to FFO generated from properties we acquired in 2006 and 2005 and a gain on sale totaling $2,946,000 after taxes, related to the sale of our interest in a joint venture that owned undeveloped land. The increase was partially offset by FFO from properties sold in 2006 and 2005 and fewer condominium unit sales in 2006.

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

The following table reflects the calculation of FFO (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$15,708	$(2,249)	$4,419
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	27,302	16,125	12,659
Add: Income tax expense from property sales, net of minority interest	17,565	1,243	749
Less: Gain on sale of properties, net of minority interest	(43,912)	(3,107)	(1,874)
Funds from operations	$16,663	$12,012	$15,953

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

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000 and minimum annual funds from operations, as defined, of $15,000,000.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any assets pledged as collateral for the lender.

Operating Activities.   For the year ended December 31, 2006, net cash provided by operating activities was $2,996,000. Operating activities includes funds used for our development projects totaling $1,883,000.

Investing Activities.   For the year ended December 31, 2006, net cash used in investing activities totaled $103,857,000 primarily due to the acquisition of 15 commercial office and residential properties, development activity at five investment development projects and increased restricted cash, and partially offset by proceeds from asset sales and a decrease in investments in municipal obligations.

Financing Activities.   For the year ended December 31, 2006, net cash provided by financing activities totaled $108,232,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties, the issuance of Trust Preferred Securities and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

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

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC (“Madison”). Our equity partner in the venture has provided the same guaranty. The loan matures in 2012. At December 31, 2006, the balance outstanding under the loan totaled $13,869,000. In February 2007, we sold our interest in Madison and were released from the guaranty.

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

(1)             Includes debt related to assets held for sale.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives.

Subsequent to such evaluation, after discovering the errors in our statements of cash flows that required restatement and resulted in the filing of this Amendment to our Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures.   We have concluded that the errors resulting in the restatement of our statements of cash flows were the result of a material weakness in internal controls over financial reporting with respect to the preparation of the statement of cash flows, specifically as it pertains to the identification of non-cash activity and the proper classification of development and homebuilding activities.  As a result of the identification of this material weakness in internal controls over financial reporting, we have now concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

As a result, we have taken the following steps to remedy the material weaknesses that were identified relating to the preparation of our statement of cash flows.

•       Implemented a process to identify non-cash activity including the preparation of roll-forward schedules that reconcile the change in balance sheet accounts between the relevant periods;

•       Implemented procedures to properly identify activities regarding development projects;

•       Formalized the process regarding classifying development projects in accordance with management’s intention with regards to these projects; and

•       Added additional resources around the process of preparing and reviewing the statement of cash flows.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 (As Restated) and 2005
Consolidated Statements of Operations for the years ended December 31, 2006 (As Restated), 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 (As Restated), 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (As Restated)
Notes to the Consolidated Financial Statements
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2006
Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

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

Shareholders may obtain a copy of any financial statement schedules and any exhibits filed with Form 10-K/A by writing to: Mr. Darryl M. Edelstein,  CFO, 11200 Rockville Pike, Suite 502, Rockville, MD 20852. Mr. Edelstein will advise shareholders of the fee for any exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2007.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 28, 2007.

/s/ SIDNEY M. BRESLER	Chief Executive Officer, Director
Sidney M. Bresler
/s/ DARRYL M. EDELSTEIN	Executive Vice President—Finance and Chief Financial Officer
Darryl M. Edelstein	(Principal Financial & Accounting Officer)
/s/ BENJAMIN C. AUGER	Director
Benjamin C. Auger
/s/ CHARLES S. BRESLER	Director
Charles S. Bresler
/s/ GARY F. BULMASH	Director
Gary F. Bulmash
/s/ MICHAEL W. MALAFRONTE	Director
Michael W. Malafronte
Director
Burton J. Reiner
/s/ RANDALL L. REINER	Director
Randall L. Reiner
/s/ JOHN P. CASEY	Director
John P. Casey
/s/ GRETCHEN DUDNEY	Director
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

As discussed in Note 21, the accompanying consolidated balance sheet as of December 31, 2006, consolidated statement of operations and consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006, and consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 have been restated.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 31, 2007 (June 27, 2007 as to the effects of the restatement discussed in Note 21)

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
	(As restated see Note 21)
ASSETS
Real Estate:
Rental property and equipment	$513,606,000	$312,536,000
Property and land development	166,109,000	154,139,000
Land held for investment	1,412,000	2,989,000
Real estate, at cost	681,127,000	469,664,000
Less: accumulated depreciation and amortization	(42,700,000)	(28,744,000)
Total real estate, net	638,427,000	440,920,000
Assets held for sale	25,952,000	159,375,000
Receivables:
Income taxes receivable	644,000	2,429,000
Mortgage and notes receivable, other	5,438,000	834,000
Other receivables, net	6,996,000	6,239,000
Cash and cash equivalents	18,191,000	10,820,000
Restricted cash and deposits held in escrow	46,953,000	14,034,000
Investments, principally available-for-sale securities	36,829,000	63,028,000
Investment in and advances to joint ventures	30,403,000	30,053,000
Deferred charges and other assets, net	45,788,000	36,266,000
Total assets	$855,621,000	$763,998,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$582,435,000	$405,155,000
Liabilities of assets held for sale	29,704,000	125,603,000
Accounts payable, trade and accrued expenses	19,358,000	18,662,000
Deferred income taxes payable	11,146,000	11,453,000
Other liabilities	28,258,000	26,067,000
Total liabilities	670,901,000	586,940,000
Minority interest	43,496,000	49,696,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of December 31, 2006 and 2005	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	135,651,000	121,586,000
Accumulated other comprehensive loss	(203,000)	—-
Total shareholders’ equity	141,224,000	127,362,000
Total liabilities and shareholders’ equity	$855,621,000	$763,998,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(As restated see Note 21)
OPERATING REVENUES
Homebuilding, residential lots and other development	$28,102,000	$55,364,000	$24,605,000
Rentals—commercial	57,801,000	34,777,000	24,652,000
Rentals—residential	10,693,000	9,384,000	8,705,000
Hospitality	3,408,000	3,189,000	2,874,000
Other	422,000	339,000	2,058,000
Total operating revenues	100,426,000	103,053,000	62,894,000
COSTS AND EXPENSES
Cost of homebuilding, residential lots and other development	23,823,000	43,679,000	21,071,000
Rental expense—commercial
Operating expenses	25,072,000	13,582,000	9,925,000
Depreciation and amortization expense	22,700,000	9,483,000	6,774,000
Rental expense—residential
Operating expenses	4,908,000	3,821,000	3,783,000
Depreciation and amortization expense	2,592,000	2,199,000	2,354,000
Hospitality expense
Operating expenses	2,360,000	2,316,000	2,198,000
Depreciation and amortization expense	312,000	272,000	364,000
General and administrative expense	12,652,000	7,724,000	3,973,000
Loss on impairment of assets	1,494,000	—	—
Withdrawn public offering costs	—	3,312,000	—
Other expenses	(1,678,000)	121,000	—
Total operating expenses	94,235,000	86,509,000	50,442,000
Total operating income	6,191,000	16,544,000	12,452,000
OTHER INCOME (EXPENSES)
Interest income	2,112,000	1,100,000	1,869,000
Interest expense	(27,486,000)	(14,786,000)	(9,655,000)
Debt extinguishment costs	(1,047,000)	(3,171,000)	—
Gain on sale of investments in joint ventures	24,417,000	1,551,000	624,000
Income before income taxes, income from investments in joint ventures, minority interest and income (loss) from discontinued operations	4,187,000	1,238,000	5,290,000
Income from investments in joint ventures	996,000	793,000	1,360,000
Minority interest	(1,012,000)	(5,800,000)	(1,966,000)
Income (loss) before income taxes and discontinued operations	4,171,000	(3,769,000)	4,684,000
(Provision) benefit for income taxes	(558,000)	2,375,000	(1,142,000)
Income (loss) from continuing operations	3,613,000	(1,394,000)	3,542,000
Income (loss) from discontinued operations, net of tax and minority interest	12,095,000	(855,000)	877,000
Net income (loss)	$15,708,000	$(2,249,000)	$4,419,000
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic and Diluted:
Income (loss) from continuing operations	$0.66	$(0.25)	$0.65
Income (loss) from discontinued operations, net of tax	2.21	(0.16)	0.16
Net income (loss)	$2.87	$(0.41)	$0.81
Weighted average number of common shares outstanding	5,477,212	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock	Additional Paid-in Captial	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, January 1, 2004	$28,000	$7,565,000	$122,319,000	$(1,817,000)	$—	$128,095,000
Stock split	29,000	(29,000)	—	—	—	—
Cash dividends paid	—	—	(1,369,000)	—	—	(1,369,000)
Net income	—	—	4,419,000	—	—	4,419,000	$4,419,000
Balance, December 31, 2004	57,000	7,536,000	125,369,000	(1,817,000)	—	131,145,000
Cash dividends paid	—	—	(1,534,000)	—	—	(1,534,000)
Cancellation of treasury stock	(2,000)	(1,815,000)	—	1,817,000	—	—
Net loss	—	—	(2,249,000)	—	—	(2,249,000)	$(2,249,000)
Balance, December 31, 2005	55,000	5,721,000	121,586,000	—	—	127,362,000
Cash dividends paid	—	—	(1,643,000)	—	—	(1,643,000)
Net income (As Restated)	—	—	15,708,000	—	—	15,708,000	$15,708,000
Other comprehensive income (loss)	—	—	—	—	—	—
Adjustment to initially apply SFAS 158, net of tax (As Restated)	—	—		—	(203,000)	(203,000)
Balance, December 31, 2006 (As Restated)	$55,000	$5,721,000	$135,651,000	$—	$(203,000)	$141,224,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(As restated see Note 21)	(As restated see Note 21)	(As restated see Note 21)
OPERATING ACTIVITIES:
Net income (loss)	$15,708,000	$(2,249,000)	$4,419,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,790,000	15,398,000	12,482,000
Gain on sale of properties and investments in joint ventures	(55,575,000)	(6,009,000)	(1,680,000)
Income from investments in joint ventures	(996,000)	(793,000)	(1,360,000)
Minority interest expense (including discontinued operations)	5,986,000	7,746,000	2,007,000
Deferred income taxes	(201,000)	2,542,000	(862,000)
Loss on impairment of assets (including discontinued operations)	6,301,000	—	—
Bad debt expense	896,000	475,000	590,000
Amortization of finance costs	771,000	607,000	417,000
Homebuilding and land development	(1,883,000)	(32,513,000)	(48,880,000)
Distribution of income from investments in joint ventures	558,000	526,000	1,583,000
Debt extinguishment costs (including discontinued operations)	1,793,000	3,171,000	—
Changes in assets and liabilities:
Receivables	(576,000)	(140,000)	(908,000)
Other assets	359,000	(6,281,000)	(4,933,000)
Other liabilities	3,065,000	3,679,000	13,072,000
Total adjustments	(12,712,000)	(11,592,000)	(28,472,000)
Net cash provided by (used in) operating activities	2,996,000	(13,841,000)	(24,053,000)
INVESTING ACTIVITIES:
Increase in cash due to change in consolidation method	—	—	519,000
Investments in joint ventures	(8,402,000)	(20,436,000)	(1,330,000)
Distributions from joint ventures in excess of income	939,000	416,000	7,278,000
Deposits for property acquisitions	(2,450,000)	(987,000)	(3,610,000)
(Increase) decrease in restricted cash	(32,919,000)	(3,494,000)	2,328,000
Decrease (increase) in investments principally available-for-sale securities	26,199,000	(22,999,000)	12,606,000
Purchase of rental property, equipment and other	(171,465,000)	(70,938,000)	(101,626,000)
Purchase of property and land development	(9,307,000)	(42,459,000)	(30,004,000)
Decrease in notes receivable	596,000	4,546,000	4,060,000
Proceeds from sale of properties and investments in joint ventures	92,952,000	16,593,000	535,000
Net cash used in investing activities	(103,857,000)	(139,758,000)	(109,244,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	202,149,000	255,494,000	129,234,000
Repayment of mortgage and construction loans and other debt	(56,488,000)	(59,108,000)	(2,737,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(28,863,000)	(49,433,000)	—
Contributions from minority partners	2,255,000	18,689,000	7,517,000
Distributions to minority partners	(4,970,000)	(7,539,000)	(1,028,000)
Debt financing charges	(4,208,000)	(2,064,000)	(1,967,000)
Dividends paid	(1,643,000)	(1,534,000)	(1,369,000)
Net cash provided by financing activities	108,232,000	154,505,000	129,650,000
Net increase (decrease) in cash and cash equivalents	7,371,000	906,000	(3,647,000)
Cash and cash equivalents, beginning of year	10,820,000	9,914,000	13,561,000
Cash and cash equivalents, end of year	$18,191,000	$10,820,000	$9,914,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$29,591,000	$22,128,000	$15,312,000
Income taxes (current and estimated)	1,836,000	942,000	236,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of Waterfront Associates, LLC	—	—	9,385,000
Debt assumed by purchasers on dispositions	81,751,000	—	—
Debt assumed on acquisitions	44,172,000	43,616,000	24,716,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	28,863,000	49,433,000	—
Mortgage notes payable legally defeased	26,992,000	46,929,000	—
Trust preferred debt issued for common stock	930,000	1,238,000	—
Liabilities related to loan guaranties	(57,000)	531,000	—
Accrued purchases of real estate	7,979,000	6,588,000	6,806,000

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

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost, net of accumulated depreciation and amortization.  Costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. The Company believes that its leasing practices and agreements with the majority of its tenants provide that the leasehold improvements it funds represent fixed assets that it owns and controls. The Company also believes that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings, 15 years for land improvements and three to 10 years for furniture, fixtures and equipment. Tenant allowances and leasehold improvements are amortized on a straight-line basis over the term of the related leases which approximate the useful lives of the assets. Depreciation expense totaled $15,360,000, $9,816,000 and $7,717,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. These costs are charged to costs of homes and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. We review our accumulated costs to ensure that any costs in excess of net realizable value are charged to operations when identified (as disclosed in Note 9). As part of our construction and development activities, we capitalized $2,234,000, $1,979,000 and $1,738,000 of interest in 2006, 2005 and 2004, respectively.

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

INVESTMENTS

Investments consist principally of investments in municipal instruments. Our investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized holding gains and losses included in comprehensive income. At December 31, 2006 and 2005, cost approximated fair value for these securities. At December 31, 2006 and 2005, the total of these investments which were short term in nature with maturities of less than three months, was $36,686,000 and $60,510,000 respectively.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks and may at times exceed the Federal Deposit Insurance Corporation limit of $100,000.

RESTRICTED CASH AND DEPOSITS HELD IN ESCROW

Restricted cash and deposits held in escrow include: escrow balances funded in accordance with lender requirements including escrows for real estate taxes, insurance, replacement reserves and lease reserves; deposits held in escrow for tenants; deposits on homes held for sale; and loan funds held back by lenders pending the successful achievement of various coverage targets and occupancy statistics.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses that may result from our tenants’ inability to make lease payments per their lease agreements. These estimates are based on our judgment of a tenant’s ability to pay, length of time the receivable is outstanding and probability of collection. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The associated expense is recorded as property operating expense. Presented below is the activity in the allowance for doubtful accounts for the periods indicated:

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

Included in other assets are the costs allocated to above market leases, acquired in-place leases for properties that were acquired. The application of SFAS No. 141 and 142 to real estate acquisitions requires us to allocate the purchase price to

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these assets in addition to land, land improvement,  building and improvements and furniture and fixtures based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to these assets, we make assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of  tenant improvement allowances and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the cash flows. The acquired above market leases are amortized through revenues. The acquired in-place leases and tenant relationships are amortized through depreciation and amortization expense.

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

In May 2004, our Board of Directors declared a cash dividend of $0.25 per common share. Of the total dividend, $0.125 per share was paid in June 2004, while the remaining dividend of $0.125 was paid in December 2004. The per-share dividend payment disclosure has been adjusted for the 2-for-1 stock split which occurred in 2004.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists primarily of net income (loss) adjusted for the impact of the adjustment to the minimum pension liability after taxes. We generally record income taxes related to components of other comprehensive income based on our tax rate, including the effects of federal and state taxes. Net income (loss) and comprehensive income (loss) were identical for all years presented.

RECLASSIFICATIONS

Certain amounts for the years 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation, related to assets held for sale and discontinued operations.

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

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R in January, 2006. Prior to that date we had no equity-based awards, and therefore the adoption of this standard had no material impact on our consolidated financial statements.

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

Charlestown North   In October 2006, we sold the Charlestown North residential apartment building for $18,000,000, receiving net proceeds of $12,166,000 after the defeasance of the related debt and recorded a pre-tax gain on sale, net of debt extinguishment costs, of approximately $13,988,000.

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

In November 2006 WALLC entered into a contract for the removal of hazardous material at the Waterfront Complex. Based on the terms of contract, the cost to remediate hazardous materials, for which BRW had established a $3,000,000 reserve in 2002, totals $1,298,000.  As a result, BRW recorded a $1,702,000 reduction in the reserve. The amount is included in other expenses with an offset of $783,000 in minority interest expense in the consolidated statement of operations for the year ended December 31, 2006.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PRO-FORMA RESULTS OF OPERATIONS—UNAUDITED

The following pro-forma statements reflect our results of operations as if our acquisitions completed in 2006, which are in the aggregate material, had occurred on the first day of the periods presented (in thousands, except earnings per common share amounts):

	Pro Forma (1)
	Years Ended December 31,
	2006	2005
Operating revenues	$109,664	$129,104
Net income (loss)	13,968	(6,667)
Income (loss) per share of common stock	2.55	(1.22)

(1)             The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been effective on the first day of the periods presented.

4.   RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2006	2005
Land	$82,429	$41,300
Buildings and improvements	410,308	262,068
Equipment	20,869	9,168
	513,606	312,536
Less—Accumulated depreciation and amortization	(42,700)	(28,744)
Rental property and equipment, net	$470,906	$283,792

5.   MORTGAGE AND NOTES RECEIVABLES (in thousands):

	December 31,
	2006	2005
Notes receivable:
10% due 2008	$5,000	$—
8.5% due 2006	—	585
7.0% due through 2015	138	149
Other	300	100
	$5,438	$834

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   OTHER ASSETS AND OTHER LIABILITIES

In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$47,408	$21,626	$28,340	$8,785
Acquired in-place lease liabilities	12,182	4,446	6,295	1,955

The amortization of acquired lease assets included in depreciation and amortization expense, totaled $11,169,000 and $5,176,000 for the years ended December 31, 2006 and 2005, respectively.

The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $792,000 and $840,000 for the years ended December 31, 2006 and 2005, respectively.

The estimated annual amortization of acquired above and below market-in-place leases to be included as a net increase in revenues for each of the five succeeding years is as follows (in thousands):

2007	$693
2008	540
2009	758
2010	356
2011	345

The estimated annual amortization of acquired in-place lease assets to be included in amortization expense for each of the five succeeding years is as follows (in thousands):

2007	$7,802
2008	5,047
2009	3,293
2010	1,953
2011	1,439

7.   INVESTMENTS IN JOINT VENTURES

At December 31, 2006, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage (1)
Guilford Properties	51%
Holliday Properties	51%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Madison Building Associates, LLC (“Madison Building”)	25%
Venice Lofts	22%
Symphony House	22%
B&R Devon Square Owner, LP (“Devon Square”)	6%

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

In October 2006, we sold the Charlestown North residential apartment building for $18,000,000. As a result of the sale we recorded a pre-tax gain on sale, net of debt extinguishment costs, of $13,988,000.

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

The following summary presents the combined operating results, gains on sale and impairment of assets of properties we have classified as discontinued operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues	$34,353	$27,325	$15,575
Loss before gain on sale, debt extinguishment costs, loss on impairment of assets, minority interest and provision for income taxes	$(997)	$(3,925)	$(329)
Gain on sale	31,158	4,458	1,874
Debt extinguishment costs	(745)	—	—
Loss on impairment of assets	(4,807)	—	—
Minority interest	(4,975)	(1,946)	(41)
(Provision) benefit for income taxes	(7,539)	558	(627)
Income (loss) from discontinued operations	$12,095	$(855)	$877

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have guarantied repayment of the entire loan balance outstanding under a $14,600,000 acquisition loan obtained by Madison Building Associates, LLC (“Madison”). Our equity partner in the venture has provided the same guaranty. The loan matures in 2012. At December 31, 2006, the balance outstanding under the loan totaled $13,869,000. In February 2007 we sold our interest in Madison and were released from the guaranty.

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities. We also have deferred the gain associated with the sale to 640 North Broad because of the guaranty.

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

We file a consolidated Federal income tax return. The provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision (benefit) for income taxes
Current tax	$3,623	$(473)	$2,631
Deferred tax	4,474	(2,460)	(862)
Total provision (benefit) for income taxes (including discontinued operations)	8,097	(2,933)	1,769
Effect of SFAS No. 158	(106)	—	—
Total provision	$7,991	$(2,933)	$1,769

A reconciliation of the statutory Federal tax rate to the Company’s effective income tax rate follows:

	Years Ended December 31,
	2006	2005 (1)		2004
Statutory rate	34.0%	34.0%		34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	3.1%	7.0%		5.3%
Interest income from tax-exempt bonds	(2.4)%	5.8%		(6.2)%
Other	(0.7)%	9.8	%(2)	(4.5)%
Effective rate	34.0%	56.6%		28.6%

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

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2006	Deferred income tax provision (benefit) for the year ended December 31, 2006	Deferred tax liability (asset) as of December 31, 2005
Basis in property	$12,713	$3,678	$9,035
Charitable contributions	(59)	710	(769)
Investments in partnerships	1,858	444	1,414
Lease intangibles	(6,700)	(4,118)	(2,582)
Gain on sale	6,226	1,687	4,539
Other	(2,892)	(2,708)	(184)
Deferred tax liability	11,146	(307)	11,453
Deferred tax asset (net operating losses)	(325)	4,676	(5,001)
Total	$10,821	$4,369	$6,452

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status related to our qualified defined benefit pension plan.

Obligations and Funded Status (in thousands):

	December 31,
Change in benefit obligation:	2006	2005
Benefit obligation at beginning of year	$2,188	$3,438
Service cost	116	91
Interest cost	141	101
Benefits paid	(217)	(15)
Settlement loss	—	(1,518)
Actuarial gains	273	91
Benefit obligations at end of year	$2,501	$2,188

	December 31,
Change in plan assets:	2006	2005
Fair value of plan assets at beginning of year	$1,906	$3,273
Actual return on plan assets	220	116
Contributions by employer	—	50
Benefits paid	(217)	(15)
Settlement	—	(1,518)
Fair value of plan assets at end of year	$1,909	$1,906

Reconciliation of funded status:	2006	2005
Funded status	$(593)	$(282)
Unrecognized net actuarial loss	292	120
Unrecognized transition obligation	17	74
Accrued liabilities	(284)	(88)
Adjustment due to SFAS 158	(309)	—
Accrued pension cost	(593)	(88)

	December 31,
Amounts recognized in the consolidated balance sheets:	2006	2005
Accrued liabilities	$593	$88

	December 31,
Net Periodic Pension Cost	2006	2005
Service cost	$116	$91
Interest cost	141	101
Expected return on plan assets	(130)	(110)
Amortization of transition asset	57	57
Recognized net actuarial loss	12	—
Settlement loss	—	83
Final net periodic pension expense	$196	$222

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of our reportable segments along with corporate debt and general and administrative expenses:

December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ 14,984	$13,118	$—	$57,801	$10,693	$3,408	$422	$100,426
Cost of homebuilding, residential lots and other development	(12,482)	(11,223)	(118)	—	—	—	—	(23,823)
Operating expenses	—	—	—	(25,072)	(4,908)	(2,360)	—	(32,340)
Depreciation and amortization expense	—	—	—	(22,700)	(2,592)	(312)	—	(25,604)
Interest expense	—	—	—	(19,043)	(4,149)	(306)	(3,988)	(27,486)
Gain on sale of investments in joint ventures	4,910	—	—	19,507	—	—	—	24,417
Income (loss) from investments in joint ventures	247	100	—	545	(51)	—	155	996
Minority interest	260	(48)	(1,091)	(106)	(27)	—	—	(1,012)
Withdrawn public offering	—	—	—	—	—	—	—	—
Debt extinguishment costs	—	—	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	—	(1,494)	—	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	1,702	—	—	—	(12,676)	(10,974)
Interest/other income	—	—	—	—	—	—	2,112	2,112
Net income (loss) before taxes and discontinued operations	$ 7,919	$453	$493	$9,885	$(1,034)	$430	$(13,975)	$4,171
Assets as of 12/31/06:
Real estate at cost	$ 90,032	$21,995	$55,494	$401,235	$104,873	$7,498	$—	$681,127
Accumulated depreciation	—	—	—	(29,744)	(7,554)	(5,402)	—	(42,700)
Investments in joint ventures	—	18,918	7,895	1,668	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	65	512	59,350	1,077	7,052	16,358	84,818
	$ 90,436	$40,978	$63,901	$432,509	$98,116	$9,148	$120,533	$855,621

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ 8,745	$46,619	$—	$34,777	$9,384	$3,189	$339	$103,053
Cost of homebuilding, residential lots and other development	(7,712)	(35,442)	(525)	—	—	—	—	(43,679)
Operating expenses	—	—	—	(13,582)	(3,821)	(2,316)	—	(19,719)
Depreciation and amortization expense	—	—	—	(9,483)	(2,199)	(272)	—	(11,954)
Interest expense	—	—	—	(10,259)	(3,138)	(316)	(1,073)	(14,786)
Gain on sale of investments in joint ventures	(118)	—	—	127	1,542	—	—	1,551
Income (loss) from investments in joint ventures	(1)	3		1,017	(235)	—	9	793
Minority interest	(431)	(4,960)	(244)	(140)	(25)	—	—	(5,800)
Withdrawn public offering	—	—	—	—	—	—	(3,312)	(3,312)
Debt extinguishment costs	—	—	—	—	(3,171)	—	—	(3,171)
General, administrative and Other expenses	—	—	—	—	—	—	(7,845)	(7,845)
Interest/other income	—	—	—	—	—	—	1,100	1,100
Net income (loss) before taxes and discontinued operations	$ 483	$6,220	$(769)	$2,457	$(1,663)	$285	$(10,782)	$(3,769)
Assets as of 12/31/05:
Real estate at cost	$ 92,870	$22,789	$41,469	$227,163	$78,014	$7,359	$—	$469,664
Accumulated depreciation	—	—	—	(18,615)	(5,039)	(5,090)	—	(28,744)
Investments in joint ventures	414	18,599	—	9,422	371	—	1,247	30,053
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	24,854	24,854
Investments	—	—	—	—	—	—	63,028	63,028
Other (inc. assets held for sale)	—	—	55,931	124,647	3,707	6,454	14,404	205,143
	$ 93,284	$41,388	$97,400	$342,617	$77,053	$8,723	$103,533	$763,998

December 31, 2004 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ 18,346	$6,259	$—	$24,923	$8,757	$2,874	$1,735	$62,894
Cost of homebuilding, residential lots and other development	(17,167)	(3,843)	(61)	—	—	—	—	(21,071)
Operating expenses	—	—	—	(9,925)	(3,783)	(2,198)	—	(15,906)
Depreciation and amortization expense	—	—	—	(6,774)	(2,354)	(364)	—	(9,492)
Interest expense	—	—	—	(16,430)	3,687	1,683	1,405	(9,655)
Gain on sale of investments in joint ventures	—	—	—	—	—	—	624	624
Income (loss) from investments in joint ventures	(10)	—	(104)	1,502	(28)	—	—	1,360
Minority interest	—	(1,584)	(399)	(35)	52	—	—	(1,966)
Withdrawn public offering	—	—	—	—	—	—	—	—
Debt extinguishment costs	—	—	—	—	—	—	—	—
General, administrative and Other expenses	—	—	—	—	—	—	(3,973)	(3,973)
Interest/other income	—	—	—	—	—	—	1,869	1,869
Net income (loss) before taxes and discontinued operations	$ 1,169	$832	$(564)	$(6,739)	$6,331	$1,995	$1,660	$4,684

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(in thousands except earnings per common share amounts):

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(As restated See Note 21)		(As restated See Note 21)
Operating revenues	$20,793	$23,251	$32,101	$24,281
Operating income	1,368	2,049	1,687	1,087
Net income (loss)	(2,402)	11,443	(6,744)	13,411
Net income (loss) per common share	(0.44)	2.09	(1.23)	2.45

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenues	$25,527	$39,081	$16,522	$21,923
Operating income	6,315	9,353	(580)	1,456
Net income (loss)	881	2,765	(3,503)	(2,392)
Net income (loss) per common share	0.16	0.51	(0.64)	(0.44)

The quarterly results from operations for both the three months ended June 30, 2006 and December 31, 2006 represent restated results, reflecting the correction of errors considered immaterial to our consolidated financial statements for the related quarterly period. As a result of these corrections, operating revenues increased by $185,000, net income decreased by $347,000 and net income per common share decreased by $0.06 for the three months ended June 30, 2006, and operating revenues decreased by $3,062,000, net income decreased by $274,000 and net income per common share decreased by $0.05 for the three months ended December 31, 2006.

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

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

21.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2006, we identified the following errors in our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004:

Properties developed with the intention of leasing the related space are classified as an investing activity while the development of condominiums and land parcels that is intended to be sold are classified as an operating activity. During the first quarter of 2006, the Company changed its intent with regards to certain properties from leasing space to selling units, however, we did not properly account for the resulting classification change. As a result we overstated net cash used in operating activities and understated net cash used in investing activities by $5,492,000 for the year ended December 31, 2006.

BRESLER & REINER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized interest of $1,440,000, $1,305,000 and $176,000 for the years ended December 31, 2006, 2005 and 2004 respectively related to our equity investments in development projects that are considered investing activities was reflected in error in operating activities rather than in investing activities.

We did not properly account for accrued expenditures related to development projects categorized as investing activities. As a result, net cash used in operating activities was understated and net cash used in investing activities was overstated by $3,312,000 and $1,155,000 for the years ended December 31, 2006 and 2005, respectively and net cash used in operating activities was overstated and net cash used in investing activities was understated by $3,081,000 for the year ended December 31, 2004.

We did not properly reflect the cash activity related to deposits for property acquisitions. As a result we understated net cash used in operating activities and overstated net cash used in investing activities by $5,126,000 for the year ended December 31, 2005.

We did not properly reflect cash received upon the sale of assets that was used to repay or defease the underlying debt and other liabilities. As a result net cash used in operating activities was overstated by $6,287,000 net cash used in investing activities was overstated by $7,164,000 and net cash provided by financing activities was overstated by $13,451,000 for the year ended December 31, 2006 and net cash used in operating activities was understated by $883,000, net cash used in investing activities was overstated by $7,800,000 and net cash provided by financing activities was overstated by $6,917,000 for the year ended December 31, 2005.

In addition to restating the statements of cash flows, we have also made the following corrections to the related disclosures in our supplemental disclosures of non-cash investing and financing activities:

•  Included a disclosure related to debt assumed by purchasers in connection with asset dispositions, totaling $81,751,000 for the year ended December 31, 2006.

•  Increased the amount disclosed for marketable securities transferred in connection with the legal defeasance of mortgage notes payable by $5,301,000 for the year ended December 31, 2006.

•  Increased the amount disclosed for mortgage notes payable legally defeased by $4,765,000 for the year ended December 31, 2006.

•  Increased the amount disclosed for accrued purchases of real estate by $6,436,000, $4,995,000 and $5,926,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As part of this restatement, we removed $203,000 from comprehensive income as it was inappropriately included upon adoption of SFAS 158. We also corrected other errors considered immaterial in our consolidated balance sheet as of December 31, 2006 and our consolidated statement of operations and consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006. As a result of correcting these errors, total assets decreased by $4,514,000 and total liabilities decreased by $3,890,000 at December 31, 2006 and net income decreased by $621,000, or $0.11 per common share for the year ended December 31, 2006.

A summary of the effects of the restatement to correct the errors identified above, in addition to other errors considered immaterial, on our consolidated  statement of cash flows for the years ended December 31, 2006, 2005 and 2004 and the related disclosures in our supplemental disclosures of non-cash, investing and financing activities is shown below (in thousands).

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
OPERATING ACTIVITIES:
Net income (loss)	$16,329,000	$(621,000)	$15,708,000
Depreciation and amortization	25,776,000	1,014,000	26,790,000
Gain on sale of properties and investments in joint ventures	(54,830,000)	(745,000)	(55,575,000)	(4,300,000)	(1,709,000)	(6,009,000)
Minority interest expense (including discontinued operations)	5,990,000	(4,000)	5,986,000
Deferred income taxes	187,000	(388,000)	(201,000)
Bad debt expense	—	896,000	896,000	—	475,000	475,000	—	590,000	590,000
Amortization of finance costs	(1,393,000)	2,164,000	771,000	(670,000)	1,277,000	607,000	(925,000)	1,342,000	417,000
Homebuilding and land development	(5,868,000)	3,985,000	(1,883,000)	(32,417,000)	(96,000)	(32,513,000)	(45,741,000)	(3,139,000)	(48,880,000)
Debt extinguishment costs (including discontinued operations)	1,047,000	746,000	1,793,000
Changes in assets and liabilities
Receivables	(6,297,000)	5,721,000	(576,000)	(710,000)	570,000	(140,000)	(318,000)	(590,000)	(908,000)
Other assets	(2,099,000)	2,458,000	359,000	(997,000)	(5,284,000)	(6,281,000)
Other liabilities	6,938,000	(3,873,000)	3,065,000	4,771,000	(1,092,000)	3,679,000	8,018,000	5,054,000	13,072,000
Total adjustments	(24,686,000)	11,974,000	(12,712,000)	(5,733,000)	(5,859,000)	(11,592,000)	(31,729,000)	3,257,000	(28,472,000)
Net cash provided by (used in) operating activities	(8,357,000)	11,353,000	2,996,000	(7,982,000)	(5,859,000)	(13,841,000)	(27,310,000)	3,257,000	(24,053,000)
INVESTING ACTIVITIES:
Investments in joint ventures	(7,892,000)	(510,000)	(8,402,000)	(20,611,000)	175,000	(20,436,000)	(1,154,000)	(176,000)	(1,330,000)
Deposits for property acquisitions	(1,603,000)	(847,000)	(2,450,000)	(2,613,000)	1,626,000	(987,000)
(Increase) decrease in restricted cash	(35,184,000)	2,265,000	(32,919,000)
Purchase of rental property equipment and other	(172,169,000)	704,000	(171,465,000)	(73,938,000)	3,000,000	(70,938,000)
Purchase of property and land under development	(6,024,000)	(3,283,000)	(9,307,000)	(40,549,000)	(1,910,000)	(42,459,000)	(26,923,000)	(3,081,000)	(30,004,000)
Proceeds from sale of properties and investments in joint ventures	89,183,000	3,769,000	92,952,000	6,708,000	9,885,000	16,593,000
Net cash used in investing activities	(105,955,000)	2,098,000	(103,857,000)	(152,534,000)	12,776,000	(139,758,000)	(105,987,000)	(3,257,000)	(109,244,000)
FINANCING ACTIVITIES:
Repayment of mortgage and construction loans and other debt	(48,405,000)	(8,083,000)	(56,488,000)	(52,191,000)	(6,917,000)	(59,108,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(23,562,000)	(5,301,000)	(28,863,000)		—
(Distributions to) contributions from minority partners	(2,716,000)	2,716,000	—	11,150,000	(11,150,000)	—	6,489,000	(6,489,000)	—
Contributions from minority partners	—	2,255,000	2,255,000	—	18,689,000	18,689,000	—	7,517,000	7,517,000
Distributions to minority partners	—	(4,970,000)	(4,970,000)	—	(7,539,000)	(7,539,000)	—	(1,028,000)	(1,028,000)
Debt financing charges	(4,140,000)	(68,000)	(4,208,000)
Net cash provided by financing activities	121,683,000	(13,451,000)	108,232,000	161,422,000	(6,917,000)	154,505,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$31,825,000	$(2,234,000)	$29,591,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed by purchasers on dispositions	$—	$81,751,000	$81,751,000
Marketeable securities transferred in connection with the legal defeasance of mortgage notes payable	23,562,000	5,301,000	28,863,000
Mortgage notes payable legally defeased	22,227,000	4,765,000	26,992,000
Accrued purchases of real estate	1,543,000	6,436,000	7,979,000	1,593,000	4,995,000	6,588,000	880,000	5,926,000	6,806,000

BRESLER & REINER, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(Dollars in thousands)

				Cost Capitalization							Life on which
		Initial Cost to		Subsequent	Gross Amount at Which						Depreciation
		Company		to Acquisition	Carried at Close of Period						on Latest
			Buildings								Income
			and			Buildings and		Accumulated	Date of	Date	Statement is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed

Versar Center (Two office buildings in Springfield, VA)	$17,626	$2,187	$21,149	$2,630	$2,556	$23,410	$25,966	$3,132	1982/1986	2002	3 - 39 years
Bank Building (Office building in Manassas, VA)	947	90	786	—	118	758	876	439	1991	—	3 - 39 years
Paradise/Sudley North (Four office buildings in
Manassas, VA)	16,275	1,898	12,679	4,834	3,534	15,877	19,411	9,995	1987	1987	3 - 39 years
Fort Hill (Office building in Centreville, VA)	5,428	500	6,492	354	554	6,792	7,346	1,322	1987	2000	3 - 39 years
900 Northbrook (Office building in Trevose, PA)	10,792	1,800	7,874	542	2,115	8,101	10,216	762	2001	2003	3 - 39 years
Victoria Place (Apartments in Orlando, FL)	32,341	3,825	35,863	241	3,855	36,074	39,929	3,883	—	2003	3 - 39 years
The Fountains at Waterford Lakes (Apartments in Orlando, FL)	39,500	4,000	32,745	1,799	4,050	34,494	38,544	3,331	—	2003	3 - 39 years
Holiday Inn Express (Hotel in Camp Spings, MD)	3,500	377	2,793	4,330	413	7,087	7,500	5,401	—	1987	3 - 39 years
Fort Washington (3 Office buildings in
Fort Washington, PA)	47,249	9,489	37,507	6,456	7,482	45,970	53,452	3,430	1987	2004	3 - 39 years
West Germantown Pike (2 Office buildings in
Plymouth Meeting, PA)	15,626	3,136	14,961	446	3,311	15,232	18,543	1,165	1950	2004	3 - 39 years
One Northbrook (Office building in Trevose, PA)	14,770	2,590	13,586	942	2,601	14,517	17,118	1,126	1989	2004	3 - 39 years
102 Pickering Way (Office building in Exton, PA)	9,940	2,501	11,469	437	2,523	11,884	14,407	550	—	2005	3 - 39 years
Cross Keys (Office building in Doylestown, PA)	14,500	2,836	11,817	104	2,890	11,867	14,757	535	—	2005	3 - 39 years
Wynwood (2 Office buildings in Chantilly, VA)	11,800	1,105	11,318	69	1,105	11,387	12,492	477	—	2005	3 - 39 years
919 Market Steet (Office building in Wilmington, DE)	35,600	4,434	30,646	839	4,434	31,485	35,919	1,465	—	2005	3 - 39 years
Blue Bell Plaza (2 Office buildings in Plymouth Meeting, PA)	29,800	4,546	26,858	202	4,570	27,036	31,606	1,267	—	2006	3 - 39 years
10333 Harwin Drive (Office building in Houston, TX)	10,532	934	10,879	100	939	10,974	11,913	362	—	2006	3 - 39 years
17043-49 El Camino (4 Office buildings in Houston, TX)	5,024	1,725	3,964	159	1,725	4,123	5,848	193	—	2006	3 - 39 years
1100 NASA Road (Office building in Houston, TX)	2,830	674	3,480	61	674	3,541	4,215	127	—	2006	3 - 39 years
1110 NASA Road (Office building in Houston, TX)	3,408	1,064	3,404	133	1,064	3,537	4,601	126	—	2006	3 - 39 years
1120 NASA Road (Office building in Houston, TX)	5,208	1,625	4,078	128	1,625	4,206	5,831	154	—	2006	3 - 39 years
Mearns Park (Office building in Warminster, PA)	16,500	4,952	14,019	206	4,995	14,182	19,177	709	—	2006	3 - 39 years
1717 Portway Plaza (Office building in Houston, TX)	2,711	987	3,454	89	987	3,543	4,530	124	—	2006	3 - 39 years
Valley Square (5 Office buildings in Plymouth Meeting, PA)	37,500	10,304	30,552	727	10,304	31,279	41,583	1,312	—	2006	3 - 39 years
9950 Westpark (Office building in Houston, TX)	6,342	2,251	5,038	91	2,251	5,129	7,380	212	—	2006	3 - 39 years
8700 Commerce Drive (Office building in Houston, TX)	3,809	1,388	2,793	1	1,388	2,794	4,182	111	—	2006	3 - 39 years
510 Township Road (Office building in Plymouth Meeting, PA)	10,760	1,610	11,342	8	1,610	11,350	12,960	306	—	2006	3 - 39 years
Commerce Park North (2 Office buildings in Houston, TX)	9,400	4,232	6,328	400	4,232	6,728	10,960	282	—	2006	3 - 39 years
Huntington at Sundance (Apartments in Lakeland, FL)	14,454	3,316	22,621	463	3,316	23,084	26,400	340	—	2006	3 - 39 years
950 Threadneedle (Office building in Houston, TX)	—	1,207	3,703	—	1,207	3,703	4,910	19	—	2006	3 - 39 years
Total properties	$434,172	$81,583	$404,198	$26,791	$82,428	$430,144	$512,572	$42,657
Corporate	—	—	—	1,034	—	1,034	1,034	43			3 - 39 years
Total Properties and Corporate	$434,172	$81,583	$404,198	$27,825	$82,428	$431,178	$513,606	$42,700

BRESLER & REINER, INC.

NOTES TO SCHEDULE III
(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was $671,376,000 at December 31, 2006.

The changes in rental property and equipment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, January 1	$408,244	$319,322	$203,335
Additions during period—
Acquisitions	193,330	98,110	115,987
Improvements	13,768	7,158	—
Other—(2)	—	1,034	—
Deductions during period—
Real Estate Sold	(69,394)	(7,299)	—
Other—(1)	(32,342)	(10,081)	—
Balance, December 31	$513,606	$408,244	$319,322

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, January 1	$42,393	$32,820	$24,948
Additions during period—
Depreciation expense	16,418	9,830	7,872
Other	27	16	—
Deductions during period—
Real Estate Sold	(11,067)	(45)	—
Other—(1)	(5,071)	(228)	—
Balance, December 31	$42,700	$42,393	$32,820

Notes:

(1)             Included in assets held for sale and are not included in the Schedule III table.

(2)             Represents an increase in the carrying amounts of Ft. Washington, West Germantown Pike and 900 Northbrook.