Form 10-Q
period 2007-03-31
BRESLER & REINER INC
filed 2007-06-28
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of June 20, 2007.

EXPLANATORY NOTE

As described in Note 14 to our condensed consolidated financial statements, this Form 10-Q for the period ended March 31, 2007, includes a restatement of our condensed consolidated statement of cash flows for the three months ended March 31, 2006.

We have not amended and do not intend to amend our previously filed periodic report for the period ended March 31, 2006 on Form 10-Q as the period affected by the restatement described above has been amended in this filing. For this reason the previously issued condensed consolidated financial statements for the period indicated should no longer be relied upon.

BRESLER & REINER, INC.

FORM 10 Q

March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements and Notes

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(UNAUDITED)

	2007	2006
ASSETS
Real Estate:
Rental property and equipment	$574,205,000	$513,631,000
Property and land development	132,458,000	167,521,000
Real estate, at cost	706,663,000	681,152,000
Less: Accumulated depreciation	(47,294,000)	(42,700,000)
Total real estate, net	659,369,000	638,452,000
Assets held for sale	—	25,927,000
Receivables:
Income taxes receivable	648,000	644,000
Mortgage and notes receivable	5,136,000	5,438,000
Other receivables, net	6,832,000	6,996,000
Cash and cash equivalents	18,343,000	18,191,000
Restricted cash and deposits held in escrow	34,489,000	46,953,000
Investments, principally available-for-sale securities	87,212,000	36,829,000
Investments in and advances to joint ventures	43,864,000	30,403,000
Deferred charges and other assets, net	41,829,000	45,788,000
Total assets	$897,722,000	$855,621,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$666,349,000	$582,435,000
Liabilities of assets held for sale	—	29,704,000
Accounts payable, trade and accrued expenses	15,148,000	19,358,000
Deferred income taxes payable	13,645,000	11,146,000
Other liabilities	28,652,000	28,258,000
Total liabilities	723,794,000	670,901,000
Minority interest	29,743,000	43,496,000
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of March 31, 2007 and December 31, 2006.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	138,612,000	135,651,000
Accumulated other comprehensive loss	(203,000)	(203,000)
Total shareholders’ equity	144,185,000	141,224,000
Total liabilities and shareholders’ equity	$897,722,000	$855,621,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
OPERATING REVENUES
Development sales	$952,000	$5,962,000
Rentals—commercial	16,254,000	11,497,000
Rentals—residential	3,675,000	2,477,000
Hospitality	753,000	739,000
Other	132,000	118,000
Total operating revenues	21,766,000	20,793,000
COSTS AND EXPENSES
Cost of development sales	847,000	5,083,000
Rental expense—commercial
Operating expenses	7,859,000	4,580,000
Depreciation and amortization expense	6,243,000	3,901,000
Rental expense—residential
Operating expenses	1,917,000	989,000
Depreciation and amortization expense	1,228,000	541,000
Hospitality expense
Operating expenses	578,000	511,000
Depreciation and amortization expense	80,000	33,000
General and administrative expense	3,761,000	3,787,000
Loss on impairment of assets	1,105,000	—
Other expenses	13,000	—
Total operating expenses	23,631,000	19,425,000
Total operating (loss) income	(1,865,000)	1,368,000
OTHER INCOME (EXPENSES)
Interest income	837,000	375,000
Interest expense	(8,617,000)	(5,529,000)
Debt extinguishment costs	(4,048,000)	—
Gain on sale of investments in joint ventures	21,541,000	—
Income (loss) before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	7,848,000	(3,786,000)
Income from investments in joint ventures	127,000	142,000
Minority interest	(8,084,000)	(356,000)
Loss before income taxes and discontinued operations	(109,000)	(4,000,000)
Benefit for income taxes	49,000	1,419,000
Loss from continuing operations	(60,000)	(2,581,000)
Income from discontinued operations, net of tax and minority interest	3,843,000	179,000
Net income (loss)	$3,783,000	$(2,402,000)
INCOME PER SHARE OF COMMON STOCK
Basic and Diluted:
Loss from continuing operations	$(0.01)	$(0.47)
Income from discontinued operations, net of tax and minority interest	0.70	0.03
Net income (loss)	$0.69	$(0.44)
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(As Restated See Note 14)
OPERATING ACTIVITIES:
Net income (loss)	$3,783,000	$(2,402,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,293,000	5,202,000
Gain on sale of properties and investments in joint ventures	(30,077,000)	(6,354,000)
Income from investments in joint ventures	(127,000)	(142,000)
Minority interest expense (including discontinued operations)	8,084,000	5,222,000
Deferred income taxes	2,499,000	681,000
Loss on impairment of assets (including discontinued operations)	1,612,000	—
Amortization of finance costs	216,000	175,000
Bad debt expense	631,000	142,000
Property and land development	(2,639,000)	(141,000)
Distributions of income from investments in joint ventures	48,000	74,000
Debt extinguishment costs (including discontinued operations)	5,175,000	—
Changes in assets and liabilities:
Receivables	(899,000)	(1,017,000)
Other assets	1,981,000	(893,000)
Other liabilities	(489,000)	4,551,000
Total adjustments	(6,692,000)	7,500,000
Net cash (used in) provided by operating activities	(2,909,000)	5,098,000
INVESTING ACTIVITIES:
Investment in joint ventures	(1,458,000)	(125,000)
Distributions from joint ventures in excess of income	1,574,000	7,000
Deposits for property acquisitions	(500,000)	(1,963,000)
Decrease (increase) in restricted cash and deposits held in escrow	12,464,000	(7,710,000)
Net (increase) decrease in investments principally available-for-sale securities	(50,383,000)	26,192,000
Purchase of rental property and equipment	(59,280,000)	(67,820,000)
Purchase of property and land development	(7,010,000)	(2,020,000)
Proceeds from sale of properties and investments in joint ventures	61,651,000	21,771,000
Net cash used in investing activities	(42,942,000)	(31,668,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	167,195,000	61,360,000
Repayment of mortgage and construction loans and other debt	(47,469,000)	(28,811,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(68,774,000)	—
Contributions from minority partners	2,589,000	1,757,000
Distributions to minority partners	(4,505,000)	(4,516,000)
Debt financing charges	(2,211,000)	(938,000)
Dividends paid	(822,000)	—
Net cash provided by financing activities	46,003,000	28,852,000
Net increase in cash and cash equivalents	152,000	2,282,000
Cash and cash equivalents, beginning of the period	18,191,000	10,820,000
Cash and cash equivalents, end of the period	$18,343,000	$13,102,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,232,000	$5,230,000
Income taxes (current and estimated)	5,000	25,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisitions	$—	$23,117,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	68,774,000	—
Mortgage notes payable legally defeased	64,279,000	—
Liabilities related to loan guaranties	(87,000)	369,000
Accrued purchases of real estate	4,714,000	5,013,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore, Maryland; Delaware and Maryland Eastern Shore; Houston, Texas; and the Tampa and Orlando, Florida, metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year.

These condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

RECLASSIFICATIONS

Certain amounts reported in the 2006 consolidated financial statements have been reclassified to conform to the current year presentation related to assets held for sale and discontinued operations.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

2.   NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides guidance for, among other things, the definition of fair value, establishes a framework for measuring fair value and provides guidance on additional required disclosures of fair value measurement.  The provisions of SFAS No. 157 are effective for us on January 1, 2008. Management will evaluate the impact of this new standard on our consolidated financial statements at the time of adoption.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Management will evaluate the impact of this new standard on our consolidated financial statements at the time of adoption.

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2007, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or loss on sale of assets has been calculated and recorded as of the date of the disposal. All the acquisitions have been consolidated into our condensed consolidated financial statements.

ACQUISITIONS—COMMERCIAL & RESIDENTIAL

Westbury In January 2007, we acquired a 366 unit resident apartment community located in Lake Brandon, Florida for a purchase price of $42,050,000. In February 2007, we placed a ten-year $36,000,000 mortgage loan on the property, bearing interest at 6.03%. Approximately $7,100,000 of the loan proceeds were held back by the lender and will be released upon the property achieving certain occupancy levels and debt service coverage ratio results. Interest-only payments are due during the first five years of the loan term.

14800 St. Mary’s Lane In February 2007, we acquired an 85,000 square foot commercial office building located in Houston, Texas for a purchase price of $9,650,000. Subsequent to the purchase in February 2007, we placed a ten-year $8,200,000 mortgage loan on the building bearing a fixed interest rate of 5.75%. The loan requires interest-only payments during the first five years of the loan term.

14825 St. Mary’s Lane In February 2007, we acquired a 45,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,845,000. In March 2007, we placed a ten-year $4,200,000 mortgage loan on the building bearing a fixed interest rate of 5.67%. The loan requires interest-only payments during the first three years.

SIGNIFICANT TRANSACTION

Waterfront Complex   In October 2002, B&R Waterfront Properties LLC (“BRW”), a 54% owned subsidiary of ours, formed a joint venture, called Waterfront Associates LLC (“WALLC”), with K/FCE Investment LLC (“K/FCE”), to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements and a ground lease expiring in 2058, relating to the Waterfront Complex to

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

3.   SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS (Continued)

WALLC. Based on the terms of the agreement K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. K/FCE, as the managing member of WALLC, has sole  responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

In March 2007, in accordance with an amended and restated operating agreement of WALLC, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC with such amount distributed by WALLC to BRW (“equalization payment”). The equalization payment is in addition to $23,000,000 that K/FCE has either contributed or has committed to contribute to WALLC. BRW recorded an $18,721,000 gain related to the equalization payment, representing the difference between the proceeds received and the proportionate cost of the real estate underlying the partnership interest that was effectively sold to K/FCE. The gain is included in gain on sale of investments in joint ventures with an offsetting minority interest expense of $8,612,000 in the accompanying consolidated statements of operations.

DISPOSITIONS

Inn at the Colonnade In January 2007, we sold the Inn at the Colonnade, a 125 room hotel located in Baltimore, Maryland, for $15,000,000 and recorded a pre-tax gain on sale of $7,409,000, net of debt extinguishment costs. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt.

1105 Market Street In February 2007, we sold 1105 Market Street, a 173,000 square foot commercial office building located in Wilmington, Delaware, for $18,500,000. At the time of the sale the sales price approximated the carrying value of the property, as adjusted for impairment. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

Madison Building In February 2007, we sold our 25% interest in Madison Building, an 82,000 square foot commercial office building located in McLean, Virginia, for $4,000,000 and recorded a pre-tax gain on sale of $2,820,000 that is included in gain on sale of investments in joint ventures in the accompanying condensed consolidated statements of operations.

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At March 31, 2007, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage(1)
Guilford Properties Master LLC (“Guilford Properties”)	51%
Holliday Properties Master LLC (“Holliday Properties”)	51%
Redwood Commercial Management, LLC (“Redwood Commercial”)	50%
Tech-High Leasing Company (“Tech-High Leasing”)	50%
Selborne House at St. Marks Owner, LLC (“Arbor Crest”)	33%
Waterfront Associates, LLC (“WALLC”)(2)	27%	(3)
Venice Lofts Associates LP (“Venice Lofts”)	22%
Symphony House Associates LP (“Symphony House”)	22%
B&R Devon Square Owner, LP (“Devon Square”)	6%

(1)          Represents our effective ownership of the underlying property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

(2)          Beginning March 31, 2004, BRW consolidated the assets, liabilities and operations of WALLC, in accordance with FIN 46R because WALLC was deemed to be a variable interest entity and we were deemed to be the primary beneficiary of the entity. Subsequent to the equalization payment, as described above, we reassessed the designation of primary beneficiary of WALLC and determined that BRW was no longer the primary beneficiary since K/FCE is subject to a majority of the potential variability in gains and losses of the entity. We have therefore accounted for BRW’s investment in WALLC under the equity method as of March 1, 2007. As a result, total assets in our consolidated balance sheet decreased by $26,913,000, total liabilities decreased by $713,000 and minority interest liability decreased by $26,200,000.

(3)          The Company owns a 54% interest in BRW, which owns a 50% interest in WALLC.

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
ASSETS
Cash	$3,106	$3,138
Property under development	202,840	141,601
Rental property and equipment	29,981	39,588
Other assets	3,982	4,391
Total assets	$239,909	$188,718
LIABILITIES AND MEMBERS’ EQUITY
Mortgages and notes	$151,195	$137,677
Other liabilities	20,589	18,498
Total liabilities	171,784	156,175
Members’ equity	68,125	32,543
Total liabilities and members’ equity	$239,909	$188,718
Company’s interest in members’ equity(1)	$40,163	$29,366

(1)          Included in the Company’s interest in members’ equity is $2,199,000 at March 31, 2007 and $2,202,000 at December 31, 2006 of equity from the Trust Preferred Securities.

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (Continued)

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating revenues	$1,496	$3,096
Operating expenses	818	1,546
Interest expense	234	872
Depreciation and amortization expense	298	648
Net income	$146	$30
Company’s equity in earnings of unconsolidated joint ventures	$127	$142

5.   OTHER ASSETS AND OTHER LIABILITIES

In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$47,233	$24,211	$47,408	$21,626
Acquired in-place lease liabilities	11,305	4,639	12,182	4,446

The amortization of acquired in-place lease assets included in depreciation and amortization expense, totaled $2,686,000 and $2,264,000 for the three months ended March 31, 2007 and 2006, respectively.

The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $322,000 and $446,000 for the three months ended March 31, 2007 and 2006, respectively.

The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the next five fiscal years is as follows (in thousands):

2008	$755
2009	928
2010	478
2011	409
2012	193

The estimated annual amortization of acquired in-place lease assets to be included in depreciation and amortization expense for each of the next five fiscal years is as follows (in thousands):

2008	$5,382
2009	3,534
2010	2,111
2011	1,517
2012	676

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT

Property(1)	Interest Rate(2)	Maturity	March 31, 2007(3)	December 31, 2006(3)
Fort Washington	5.60%	2014	$47,066	$47,249
Victoria Place Apartments(4)	5.73%	2017	46,000	32,341
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Valley Square	6.30%	2016	37,500	37,500
Westbury	6.03%	2017	36,000	—
919 Market Street	5.52%	2015	35,600	35,600
Blue Bell Plaza	5.65%	2016	29,800	29,800
Red Mill Pond—Development Loans	Lender’s Prime	2008	25,719	24,488
Red Mill Pond—Promissory Note	6.00%	2012	8,115	8,115
Sudley N. Bldgs. A, B, C, and Bank Bldg.(4)	5.75%	2017	18,500	11,108
Versar Center	6.18%	2013	17,559	17,626
Mearns Park	6.17%	2016	16,500	16,500
West Germantown Pike	5.90%	2033	15,565	15,626
One Northbrook	5.75%	2014	14,714	14,770
Cross Keys	6.33%	2016	14,500	14,500
Huntington at Sundance(5)	7.28%	2039	14,425	14,454
Wynwood	5.62%	2016	11,800	11,800
510 Township Road	LIBOR + 200 basis pts.	2009	10,760	10,760
900 Northbrook	5.98%	2013	10,752	10,792
10333 Harwin Drive	5.78%	2016	10,497	10,532
Sudley N. Building D(4)	5.75%	2017	10,400	6,114
Fort Hill(4)	5.75%	2017	10,400	5,428
Crisfield	LIBOR + 200 basis pts.	2008	10,289	11,700
102 Pickering Way(5)	6.50%	2013	9,904	9,940
Seaside	Lender’s Prime Rate	2007	9,554	12,813
Commerce Park North	6.14%	2016	9,400	9,400
1150 Northbrook Development	LIBOR + 170 basis pts.	2009	8,219	4,103
14800 St. Mary’s Lane	5.75%	2017	8,200	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts.	2007	6,400	6,400
9950 Westpark	6.37%	2016	6,324	6,342
1120 NASA Parkway(5)	5.41%	2015	5,189	5,208
17043-49 El Camino	5.78%	2016	5,007	5,024
950 Threadneedle	5.75%	2017	4,300	—
14825 St. Mary’s Lane	5.67%	2017	4,200	—
8700 Commerce Drive(5)	5.24%	2015	3,795	3,809
Sudley South Building No. III	LIBOR + 165 basis pts.	2008	3,701	2,855
Holiday Inn Express	7.88%	2011	3,482	3,500
1110 NASA Parkway(5)	5.55%	2014	3,395	3,408
1100 NASA Parkway(5)	6.12%	2012	2,819	2,830
1717 Portway Plaza(5)	5.75%	2013	2,700	2,711
Total mortgage and construction loans			$588,550	$504,646
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	30,930
Corporate	LIBOR + 250 basis pts.	2009	4,000	4,000
Other	(6)	(6)	1,409	1,409
Total mortgage and construction loans and other debt before debt related to assets held for sale			$666,127	$582,223
Debt Related to Assets Held For Sale
1105 Market Street	LIBOR + 195 basis pts.	2007	—	19,000
Inn at the Colonnade	7.45%	2011	—	9,458
Total mortgage and construction loans and other debt and debt related to assets held for sale			$666,127	$610,681

(1)             Note is secured by the property, unless otherwise noted.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.   MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (Continued)

(2)             LIBOR rate is the one-Month LIBOR rate which was 5.32% and 5.35% at March 31, 2007 and December 31, 2006 respectively.

(3)             Generally our mortgage loans have 10-year terms and 30-year amortization schedules.

(4)             Note was defeased and new financing was obtained in 2007. The interest rate and maturity date reflect the terms of the new loan.

(5)             The debt shown for these properties does not include the related premium or discount.

(6)             Represents a deferred purchase money promissory note.

LOAN FINANCINGS

950 Threadneedle In February 2007, we placed a ten-year $4,300,000 mortgage loan on 950 Threadneedle, bearing interest at 5.75%. Interest-only payments are due during the first five years of the loan term.

LOAN DEFEASANCES

In the first quarter of 2007 we defeased three mortgage loans collateralized by our properties by purchasing US Treasury Securities (“Securities”). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. Following is a description of the mortgage loans that were defeased:

Victoria Place In February 2007, we defeased the $32,249,000 loan collateralized by Victoria Place Apartments and placed a $46,000,000 ten-year mortgage loan on the property bearing an interest rate of 5.73%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $684,000 related to the defeasance.

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

We have a $50,000,000 line of credit that had no amounts outstanding as of March 31, 2007.

Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales, of $15,000,000.

Included in mortgage and construction loans and other debt on the balance sheets are fair value adjustments on assumed debt. The net unamortized fair value premium was $222,000 at March 31, 2007 and $213,000 at December 31, 2006.

As part of our construction and development activities, we capitalized $1,800,000 and $1,706,000 of interest for the three months ended March 31, 2007 and 2006, respectively.

7.   DISCONTINUED OPERATIONS

The results of operations and gains on sale for 1105 Market Street and the Inn at the Colonnade are included in income from discontinued operations, net of tax and minority interest, for the three months ended March 31, 2007. For the three months ended March 31, 2006, income from discontinued operations, net of tax and minority interest include the results of operations and gains on sale, net of minority interest of  the Washington Business Park portfolio, 7800 Building, Charlestown North, and the four remaining properties in the Baltimore Portfolio all of which were sold in 2006, as well as the results of operations of 1105 Market Street and the Inn at the Colonnade.

In January 2007, we sold the Inn at the Colonnade for $15,000,000 and recorded a pre-tax gain on sale of $7,409,000, net of debt extinguishment costs. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt.

In February 2007, we sold 1105 Market Street, for $18,500,000. At the time of the sale the sales price approximated the carrying value of the property, as adjusted for impairment. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

7.   DISCONTINUED OPERATIONS (Continued)

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues	$7,680	$11,021
Loss before gain on sale, loss on impairment of assets, minority interest, debt extinguishment costs, and provision for income taxes	$(497)	$(1,189)
Gain on sale	8,536	6,353
Debt extinguishment costs	(1,127)	—
Loss on impairment of assets	(507)	—
Minority interest	—	(4,866)
Provision for income taxes	(2,562)	(119)
Income from discontinued operations, net of tax and minority interest	$3,843	$179

8.   COMMITMENTS AND CONTINGENCIES

GUARANTIES

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. We have a liability of $84,000 included in other liabilities, which is our estimate of the fair value of this guaranty at March 31, 2007.

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts (in which affiliates of the Company are investors), that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $23,004,000 at March 31, 2007 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At March 31, 2007, the balance outstanding under the loan totaled $17,213,000. We have a liability of $3,000 included in other liabilities, which is our estimate of the fair value of this guaranty at March 31, 2007.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

8.   COMMITMENTS AND CONTINGENCIES (Continued)

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities. We have also deferred the gain associated with the sale of 640 North Broad due to the guarantee.

We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At March 31, 2007, the balance outstanding under the loan totaled $6,312,000.

We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At March 31, 2007, the balance outstanding under the loan totaled $3,397,000.

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

9.   BENEFIT PLAN

Our net pension cost as determined by SFAS No. 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components (in thousands):

	Three Months Ended March 31,
	2007	2006
Defined benefit pension plan
Service cost	$45	$29
Interest cost	34	36
Expected return on plan assets	(32)	(55)
Amortization of prior service cost	4	17
Recognized net actuarial losses	—	22
Total net pension expense	$51	$49

In 2007, we are required to contribute approximately $42,000 to our defined benefit pension plan (our “Plan”). We do not expect that there will be any additional required contributions to our Plan.  There were no contributions in the first quarter of 2007.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

10.   DIVIDENDS

In January 2007, our Board of Directors declared an annual cash dividend of $0.60 per share of common stock to be paid quarterly. The first payment was made on March 15, 2007 to record holders of our common stock as of March 1, 2007. The remainder of the cash dividend will be paid quarterly on June 15, September 17, and December 17, 2007 to record holders of our common stock as of June 1, September 3, and December 3, 2007, respectively.

11.   INCOME TAXES

We adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event that we receive an assessment for interest and/or penalties, our policy is to recognize them as operating expenses. The adoption of this standard effective January 1, 2007 did not have a material impact on our consolidated financial statements as the total amount of unrecognized tax benefits as of the date of adoption was not material. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months. We are subject to examination by respective taxing authorities for the tax years 2003 through 2006.

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

Our provision for income taxes for the three months ended March 31, 2007 and 2006 includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through March 31, 2007 and 2006, respectively.

12.   SEGMENT INFORMATION

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

Hospitality Property This segment includes revenue and income derived from services provided at our hospitality property.

Development—Residential and Commercial Condominiums This segment primarily includes the revenues and costs associated with commercial and residential condominium sales.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

12.   SEGMENT INFORMATION (Continued)

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

Following is a summary of our reportable segments:

March 31, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ —	$952	$—	$16,254	$3,675	$753	$132	$21,766
Cost of development sales	—	(847)	—	—	—	—	—	(847)
Operating expenses	—	—	—	(7,859)	(1,917)	(578)	—	(10,354)
Depreciation and amortization expense	—	—	—	(6,243)	(1,228)	(80)	—	(7,551)
Interest expense	—	(148)	—	(5,445)	(1,657)	(75)	(1,292)	(8,617)
Gain on sale of investments in joint ventures	—	—	18,721	2,820	—	—	—	21,541
Income (loss) from investments in joint ventures	—	14	—	88	(19)	—	44	127
Minority interest	—	(65)	(8,699)	558	122	—	—	(8,084)
Debt extinguishment costs	—	—	—	(3,332)	(716)	—	—	(4,048)
Loss on impairment of assets	—	(1,105)	—	—	—	—	—	(1,105)
General, administrative and other expenses	—	—	—	—	—	—	(3,774)	(3,774)
Interest income	—	—	—	—	—	—	837	837
Net (loss) income before taxes and discontinued operations	$ —	$(1,199)	$10,022	$(3,159)	$(1,740)	$20	$(4,053)	$(109)

March 31, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$ 92,020	$21,038	$19,400	$417,991	$148,706	$7,508	$—	$706,663
Accumulated depreciation	—	—	—	(33,156)	(8,655)	(5,483)	—	(47,294)
Investments in joint ventures	—	18,986	22,344	641	(306)	—	2,199	43,864
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	52,832	52,832
Investments	—	—	—	—	—	—	87,212	87,212
Other (inc. assets held for sale)	400	48	610	38,476	2,762	271	11,878	54,445
	$ 92,420	$40,072	$42,354	$423,952	$142,507	$2,296	$154,121	$897,722

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

12.   SEGMENT INFORMATION (Continued)

March 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ 3,524	$2,438	$—	$11,497	$2,477	$739	$118	$20,793
Cost of development sales	(3,084)	(1,963)	(36)	—	—	—	—	(5,083)
Operating expenses	—	—	—	(4,580)	(989)	(511)	—	(6,080)
Depreciation and amortization expense	—	—	—	(3,901)	(541)	(33)	—	(4,475)
Interest expense	—	—	—	(3,658)	(959)	(76)	(836)	(5,529)
Gain on sale of investments in joint ventures	—	—	—	—	—	—	—	—
Income (loss) from investments in joint ventures	—	2	—	136	(22)	—	26	142
Minority interest	(225)	—	(79)	(35)	(17)	—	—	(356)
Debt extinguishment costs	—	—	—	—	—	—	—	—
General, administrative and other expenses	—	—	—	—	—	—	(3,787)	(3,787)
Interest income	—	—	—	—	—	—	375	375
Net income (loss) before taxes and discontinued operations	$ 215	$477	$(115)	$(541)	$(51)	$119	$(4,104)	$(4,000)

December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$ 90,031	$21,995	$55,494	$401,519	$104,590	$7,498	$25	$681,152
Accumulated depreciation	—	—	—	(29,744)	(7,554)	(5,402)	—	(42,700)
Investments in joint ventures	—	18,918	—	9,563	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	—	512	59,849	1,217	6,852	15,959	84,793
	$ 90,435	$40,913	$56,006	$441,187	$97,973	$8,948	$120,159	$855,621

13.   SUBSEQUENT EVENTS

510 Township Line Road In May 2007, we repaid the loan collateralized by 510 Township Line Road, which had an outstanding balance of $10,760,000, and placed a ten-year $14,000,000 mortgage loan on the property bearing a fixed interest rate of 5.71%.  Interest only payments are due during the first five years of the loan term.

Arbor Crest In April 2007, we sold our 33% interest in an unconsolidated entity that owned Arbor Crest, an 80 unit age-restricted residential property. We received $1,000,000 from the sale and will record a pre-tax gain on sale of $1,387,000. The gain in excess of the cash received is the result of a negative basis that arose from distributions we received upon a refinancing of the property.

Intercontinental Building In May 2007 we invested $3,643,000 for a 71.2% interest in a joint venture that acquired a 197,000 square foot commercial office building located in Houston, Texas for a purchase price of $24,200,000. The joint venture placed a ten-year $20,500,000 mortgage loan on the property bearing a fixed interest rate of 6.18%. Interest-only payments are due during the first three years of the loan term.

Tender Offer In May 2007, we issued a tender offer for the purchase of the outstanding limited partnership interests in Trilon Plaza Company (“Trilon”) for $543,000 per one percent interest and for the

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13.   SUBSEQUENT EVENTS (Continued)

outstanding membership interests in West Office, LLC (“West Office”) for $154,795 per one percent interest. The assets of both Trilon and West Office consist primarily of their interests in BRW, a 54% owned subsidiary of the Company, in which Trilon owns 36.8% and West Office owns 9.2%.

Affiliates of the Company own an 88.3% interest in Trilon and a 31.5% interest in West Office. Should these affiliates tender their membership interests in Trilon, they will receive a total of $46,851,000, of which $11,712,000 will be paid in cash and $35,138,000 in the form of a three-year promissory note from the Company bearing an interest rate of 7.5%. All the other partners in Trilon and all the members of West Office, including affiliates of the Company, will receive cash for their respective interests.

The Company will use the existing cash of Trilon and West Office together with these entities’ share of BRW’s cash, totaling approximately $38,633,000 at the time of the tender offer, to fund the cash portion of the purchase, which would total $34,642,000 should all the partners and members tender their respective interests.

14.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIALS STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2006 and prior to the issuance of our periodic report on Form 10-Q for the period ended March 31, 2007, we identified the following errors in our condensed consolidated statement of cash flows for the three months ended March 31, 2006:

Properties developed with the intention of leasing the related space are classified as an investing activity while the development of condominiums and land parcels that is intended to be sold are classified as an operating activity. During the first quarter of 2006, the Company changed its intent with regards to certain properties from leasing space to selling units, however, we did not properly account for the resulting classification change. As a result we overstated net cash used in operating activities and understated net cash used in investing activities by $5,492,000.

Capitalized interest of $317,000 related to our equity investments in development projects that are considered investing activities was reflected in error in operating activities rather than in investing activities.

We did not properly account for accrued expenditures related to development projects categorized as investing activities. As a result, net cash used in operating activities was overstated and net cash used in investing activities was understated by $82,000.

We did not properly reflect cash received upon the sale of assets that was used to repay or defease the underlying debt and other liabilities. As a result net cash used in operating activities was understated by $1,114,000, net cash used in investing activities was overstated by $8,085,000 and net cash provided by financing activities was overstated by $6,971,000.

We did not properly reflect the cash activity related to deposits for property acquisitions. As a result we overstated net cash used in operating activities and understated net cash used in investing activities by $2,232,000.

In addition to restating the statement of cash flows, we have also made the following corrections to the supplemental disclosures to the statement of cash flows:

•       Decreased the amount disclosed as cash paid during the year for interest (net of amount capitalized) by $466,000.

•       Increased the amount disclosed for accrued purchases of real estate by $4,403,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

14.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIALS STATEMENTS (Continued)

A summary of the effects of the restatement to correct the errors identified above, in addition to other errors considered immaterial, on our condensed consolidated statement of cash flows and the related disclosures in our supplemental disclosures is shown below (in thousands).

	Three Months Ended March 31, 2006
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
OPERATING ACTIVITIES:
Amortization of finance costs	$(270,000)	$445,000	$175,000
Bad debt expense	—	142,000	142,000
Property and land development	(5,991,000)	5,850,000	(141,000)
Receivables	194,000	(1,211,000)	(1,017,000)
Other assets	(3,194,000)	2,301,000	(893,000)
Other liabilities	5,057,000	(506,000)	4,551,000
Total adjustments	479,000	7,021,000	7,500,000
Net cash (used in) provided by operating activities	(1,923,000)	7,021,000	5,098,000
INVESTING ACTIVITIES:
Investments in joint ventures	—	(125,000)	(125,000)
Deposits for property acquisitions	1,116,000	(3,079,000)	(1,963,000)
Purchases of rental property and equipment	(68,668,000)	848,000	(67,820,000)
Purchase of property and land development	3,757,000	(5,777,000)	(2,020,000)
Proceeds from sale of properties and investments in joint ventures	13,686,000	8,085,000	21,771,000
Net cash used in investing activities	(31,618,000)	(50,000)	(31,668,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	60,248,000	1,112,000	61,360,000
Repayment of mortgage and construction loans and other debt	(20,728,000)	(8,083,000)	(28,811,000)
(Distributions to) contributions from minority partners	(2,759,000)	2,759,000	—
Contributions from minority partners	—	1,757,000	1,757,000
Distributions to minority partners	—	(4,516,000)	(4,516,000)
Net cash provided by financing activities	35,823,000	(6,971,000)	28,852,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$5,696,000	$(466,000)	$5,230,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of real estate	610,000	4,403,000	5,013,000

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements.

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

The discussion that follows is based primarily on our consolidated balance sheets as of March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006 and should be read along with our consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions of commercial properties and the development and sale of residential condominiums and residential lots.

Overview.

We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality properties; selling residential and commercial properties and selling both developed and undeveloped land. Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore Maryland; Delaware and Maryland Eastern Shore; Houston, Texas and Tampa and Orlando, Florida, metropolitan areas.

In the first quarter of 2007 we continued to be impacted by a soft residential housing market. We did not record any sales of our residential condominiums located on the Maryland and Delaware Eastern Shore and as a result recorded an impairment charge of $1,105,000 to reduce the carrying amount of one of these residential condominium projects. We have also restructured sales contracts with homebuilders at our residential subdivisions to accommodate a slowdown in home sales, primarily delaying the dates on which these takedowns occur.

Development—Condominium and Land Sales and Rental Properties

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

We owned or had an ownership interest in the following development projects at March 31, 2007:

Project Name	Location	Date of Acquisition	Development Type		Size(1)		Number sold(2)		B&R Ownership %
Consolidated Properties(3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential Condominiums		41 units		25		100.0%
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential Condominiums		20 units		—		51.0%
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office Condominiums		108,000 sq. ft.		50,075 sq. ft.		100.0%
Developed and Undeveloped Land
Crisfield	Crisfield, MD	2005	Residential Lots		232 lots		16		51.0%
Red Mill Pond	Lewes, DE	2005	Residential Lots		520 lots		—		51.0%
Seaside	Ocean City, MD	2004	Residential Lots		137 lots		58		51.0%
Rental Properties Development
Waterfront	Washington, DC	1964	Commercial Office, Residential and Retail		2,166,000 sq ft	(4)	—	(5)	27.0%
1150 Northbrook	Trevose, PA	2003	Commercial Office Building		108,000 sq. ft.		—	(5)	100.0%
Unconsolidated Properties(3)
Guilford Properties	Baltimore, MD	2006		(6)		(6)	—		51.0%
Holliday Development	Baltimore, MD	2006		(6)		(6)	—		51.0%
Symphony House	Philadelphia, PA	2005	Residential Condominiums		163 units	(7)	—		22.3%
Venice Lofts(8)	Philadelphia, PA	2005	Residential Apartments		128 units		2		22.3%

NOTES:

(1)              Represents the actual or planned size of the project.

(2)              Represents number of sales that had closed as of March 31, 2007.

(3)              Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(4)              Represents the anticipated size of the Waterfront Complex.

(5)              Upon completion, the space will be leased to tenants.

(6)              The type of development and size of the project has yet to be determined.

(7)              Project also includes a theatre containing 35,000 square feet of space, a parking garage and retail space.

(8)              In April 2007, the partners decided to convert this project into a residential apartment community and repurchased the two units sold in 2006.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources.

We owned or held an ownership interest in the following commercial office properties at March 31, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at March 31, 2007	B&R Ownership
				(in 000’s)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%	97.5	%(2)
Mearns Park	Warminster, PA	2006	1	300	98.7%	97.0	%(3)
Valley Square	Plymouth Meeting, PA	2006	5	294	86.7%	97.0	%(3)
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	100.0%	100.0	%(3)
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%	98.0	%(2)
One Northbrook	Trevose, PA	2004	1	95	78.9%	100.0	%(3)
510 Township Road	Plymouth Meeting, PA	2006	1	87	83.6%	100.0	%(3)
Cross Keys	Doylestown, PA	2005	1	82	90.9%	100.0	%(3)
102 Pickering Way	Exton, PA	2005	1	80	96.4%	100.0	%(3)
900 Northbrook	Trevose, PA	2003	1	66	94.0%	90.0	%(2)
Houston, Texas metropolitan area:
Commerce Park North	Houston, TX	2006	2	164	90.6%	100.0%
10333 Harwin Drive	Houston, TX	2006	1	148	57.2%	100.0%
9950 Westpark	Houston, TX	2006	1	111	66.0%	100.0%
14800 St. Mary’s Lane	Houston, TX	2007	1	85	95.4%	100.0%
17043-49 El Camino	Houston, TX	2006	4	82	74.6%	100.0%
1120 NASA Road	Houston, TX	2006	1	80	85.8%	100.0%
8700 Commerce Drive	Houston, TX	2006	1	77	73.8%	100.0%
1717 Portway Plaza	Houston, TX	2006	1	67	76.3%	100.0%
1110 NASA Road	Houston, TX	2006	1	60	89.3%	100.0%
950 Threadneedle	Houston, TX	2006	1	59	100.0%	100.0%
1100 NASA Road	Houston, TX	2006	1	57	95.0%	100.0%
14825 St. Mary’s Lane	Houston, TX	2007	1	45	94.2%	100.0%
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	88.2%	100.0%
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	80.8%	100.0%
Wynwood	Chantilly, VA	2005	2	88	69.2%	100.0%
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%	50.0%
Fort Hill	Centreville, VA	2000	1	66	96.2%	80.0%
Bank Building	Manassas, VA	1991	1	3	100.0%	100.0%
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	93.3%	100.0	%(4)
Total consolidated properties			45	3,484	87.2%
Unconsolidated Properties(1)
Devon Square	Devon, PA	2002	2	140	44.9%	5.5%
Total unconsolidated properties			2	140
Total consolidated and unconsolidated properties			47	3,624

NOTES:

(1)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent properties that are accounted for under the equity method of accounting, in accordance with GAAP.

(2)             Represents our share of the Class A voting membership interest in the entity. An unrelated third party owns a Class B membership interest in the joint venture that entitles this party to 15% of cash available from operations after the Class A members have received a cumulative annual 12% return on their investment in the property and 15% of cash available from a refinancing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.

(3)             We have entered into asset supervision agreement with an unaffiliated third-party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

We owned or held an ownership interest in the following residential apartment properties at March 31, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at March 31, 2007		B&R Ownership
The Fountains	Orlando, FL	2003	400	91.0%		100.0	%(2)
Westbury Apartments at Lake Brandon	Lake Brandon, FL	2007	366	67.8	%(3)	100.0	%(2)
Victoria Place	Orlando, FL	2003	364	88.2%		85.0%
Huntington at Sundance	Lakeland, FL	2006	292	95.2%		100.0	%(2)
Total consolidated properties			1,422	92.2%
Unconsolidated Properties(1)
Arbor Crest(4)	Silver Spring, MD	2004	80	91.3%		33.3%
Total consolidated and unconsolidated properties			1,502

NOTES:

(1)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(2)          We have entered into an asset supervision agreement with an unaffiliated third-party that entitles this party to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(3)          Property is in its initial lease-up.

(4)          Our interest in this property was sold in April 2007.

Hospitality Property

This segment includes revenue and income from our hospitality property, the Holiday Inn Express located in Camp Springs, Maryland. The Holiday Inn Express has 151 rooms and is managed by a third party manager.   REVPAR for the period ended March 31, 2007 was $53.99 and the average room rate for the same period was $91.87. Average occupancy for the quarter was 58.8%.

Application of Critical Accounting Policies.

Our accounting policies comply with GAAP for interim financial information and are in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made our best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K/A for the year ended December 31, 2006. These policies have not changed significantly in 2007.

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

We believe that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K have the greatest potential impact on our financial statements; these critical accounting policies did not change in the first quarter of 2007.

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	March 31, 2007	December 31, 2006	$ Change 2006 to 2007	% Change 2006 to 2007
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$574,205	$513,631	$60,574	11.8%
Property and land development	132,458	167,521	(35,063)	(20.9)
Assets held for sale	—	25,927	(25,927)	—
Cash, cash equivalents, and investments	105,555	55,020	50,535	91.8
Investments in and advances to joint ventures	43,864	30,403	13,461	44.3
Deferred charges and other assets, net	41,829	45,788	(3,959)	(8.6)
Total assets	897,722	855,621	42,101	4.9
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	666,349	582,435	83,914	14.4
Total liabilities	723,794	670,901	52,893	7.9
Minority interest	29,743	43,496	(13,753)	(31.6)
Shareholders’ equity	144,185	141,224	2,961	2.1

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisition of two commercial properties and one residential property in 2007.

•       Property and land development decreased primarily due to the deconsolidation of Waterfront Associates LLC (“WALLC”) (see Note 4 to the consolidated financial statements).  As a result of the deconsolidation, property and land development decreased by $38,807,000. This decrease was partially offset by increased development costs of approximately $4,380,000 at our Northbrook, Seaside, Crisfield and Red Mill projects.

•       Assets held for sale decreased due to the sale of a hospitality property and a commercial office property.

•       Cash, cash equivalents and investments increased in total primarily due to the receipt of $25,000,000 related to WALLC equalization (see footnote 3 to the consolidated financial statements) along with cash proceeds of approximately $23,147,000 that were received from mortgage loans that were refinanced during the first quarter.

•       Investments in and advances to joint ventures increased by $13,461,000 primarily due to the deconsolidation of WALLC during the first quarter. This increase was partially offset by decreases related to the sale of our interest in the Madison Building in February 2007.

•       The decrease in deferred charges and other assets, net, is primarily related to the amortization of the in-place lease assets and deferred financing costs partially offset by the allocation of the purchase price of properties acquired to in-place lease assets.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the new mortgage loans obtained related to assets acquired in the first quarter along with refinanced loans. This increase was partially offset by loan repayments during the period.

•       Minority interest decreased by $13,753,000 primarily due to the deconsolidation of WALLC during the quarter causing a reduction of $19,920,000 (net of a $6,280,000 purchase of our interest by our equity partner), and distributions to our minority partners of $4,505,000 for their share of the proceeds received from the refinanced loans that were completed during the quarter. These decreases were partially offset by the minority partners’ share of income, totalling $8,084,000 and contributions of $2,589,000.

Financial Overview.

Results of Operations—three months ended March 31, 2007 compared to the three months ended
March 31, 2006.

The following table reflects key line items from our statements of operations for the three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	March 31,		$ Change	% Change
	2007	2006	2006 to 2007
			Increase/(decrease)
Revenues from development sales	$952	$5,962	$(5,010)	(84.0)%
Revenues from commercial rental properties	16,254	11,497	4,757	41.4
Revenues from residential rental properties	3,675	2,477	1,198	48.4
Revenues from hospitality properties	753	739	14	1.9
Total operating revenues	21,766	20,793	973	4.7
Cost of development sales	847	5,083	(4,236)	(83.3)
Commercial operating expenses	7,859	4,580	3,279	71.6
Commercial depreciation and amortization expense	6,243	3,901	2,342	60.0
Residential operating expenses	1,917	989	928	93.8
Residential depreciation and amortization expense	1,228	541	687	127.0
Hospitality operating expenses	578	511	67	13.1
General and administrative expense	3,761	3,787	(26)	(0.7)
Loss on impairment of assets	1,105	—	1,105	—
Interest income	837	375	462	123.2
Interest expense	8,617	5,529	3,088	55.9
Debt extinguishment costs	4,048	—	4,048	—
Gain on sale of investments in joint ventures	21,541	—	21,541	—
Minority interest	8,084	356	7,728	2,170.8
Income from discontinued operations, net of tax and minority interest	3,843	179	3,664	2,046.9
Net income (loss)	3,783	(2,402)	6,185	257.5

Development Sales.

Development sales revenue in the first quarter of 2007 decreased by $5,010,000 due to fewer sales of residential lots and condominium units. Sales in 2007 related to 3,000 square feet of office space at Paradise Developers. In 2006 sales related to 12 lots at our Seaside project and 14,000 square feet at our Paradise Developers projects.

The cost of development sales decreased by $4,236,000 when compared to the same period in 2006, due to the reduced number of sales.

Commercial Rental Properties.

The $4,757,000 revenue increase for the first quarter of 2007 was primarily due to the operation of 21 commercial office properties acquired in 2006 and 2007. Revenues from the properties that we owned for the full three months in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $3,279,000 increase for the first quarter of 2007 was due to the operation of the additional commercial office properties acquired in 2007 and 2006. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 were comparable.

The increase of $2,342,000 in depreciation and amortization expense for the first quarter of 2007 was due to the additional properties acquired in 2007 and 2006.

Residential Rental Properties.

The increase of $1,198,000 in residential rental revenue was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full three months in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in the first quarter of 2007 increased by $928,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 were comparable.

The increase of $687,000 in depreciation and amortization expense for the first quarter of 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.

Revenues for the three months ended March 31, 2007 were comparable to the same period in the prior year. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were also comparable to the same period in the prior year.

General and Administrative Expense.   The $26,000 decrease in general and administrative expense for the first quarter of 2007 is primarily the result of a $1,200,000 reduction in the liability associated with our Stock Appreciation Rights Plan which was implemented in the first quarter of 2006, partially offset by an increase of $1,018,000 in salaries, wages and benefits due to increased personnel as a result of the growth in assets and operations of the Company.

Loss on Impairment of Assets.   The $1,105,000 of impairment expense recorded in 2007 relates to the reduction in carrying value of our 400 S. Philadelphia development project to its estimated fair value.

Interest Income.   The $462,000 increase in interest income for the first quarter of 2007 was primarily due to larger average balances outstanding on our investments and higher interest rates along with interest earned on a note receivable.

Interest Expense.   The increase in interest expense of $3,088,000 for the first quarter of 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006, together with interest expense related to the $30,000,000 of Trust Preferred Securities issued in 2006. For the three months ended March 31, 2007 and 2006, we capitalized interest of approximately $544,000 and $466,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $4,048,000 of costs incurred relates to the defeasance of debt secured by the Victoria Place, Ft. Hill and the Sudley ABCD & Bank properties which were all refinanced in the first quarter of 2007.

Gain on Sale of Investments in Joint Ventures.   The $21,541,000 gain on sale of investments in joint ventures for the first quarter of 2007 consists of an $18,721,000 gain related to the Waterfront equalization payment and a $2,820,000 gain on sale of our interest in the Madison Building.

Minority Interest.   Minority interest reflects our minority partner’s share of profits in joint ventures that we consolidate into our consolidated financial statements. The $7,728,000 increase in minority interest for the first quarter of 2007 is primarily due to the recognition of our partners’ share of income related to the Waterfront equalization payment, partially offset by our minority partners’ share of the defeasance costs related to the mortgage loans we refinanced during the quarter.

Income from Discontinued Operations, Net of Tax and Minority Interest.   The $3,664,000 increase in income from discontinued operations, net of tax and minority interest in 2007 primarily reflects the gain on sale from the Inn at the Colonnade which generated $4,288,000 of gains after debt extinguishment costs and taxes.

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

FFO as defined by the NAREIT is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Our FFO measure differs from NAREIT’s definition in that we also exclude income tax expense related to property sales. The exclusion of income tax expense on property sales is consistent with the objective of presenting comparative period operating performance. FFO should not be considered an alternative to net income as an indicator of our operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Additionally, the FFO measure presented by us may not be calculated in the same manner as FFO measures of other real estate companies and therefore may not necessarily be comparable. We believe that FFO provides relevant information about our operations and is useful, along with net income, for an understanding of our operating activities.

We have included in FFO in 2007 a $6,066,000 gain, net of taxes and minority interest related to the sale of a portion of our interest in WALLC, the joint venture that is developing the Waterfront Complex  (see Note 3 to the condensed consolidated financial statements).  We have determined that this gain is attributable to the ground lease that we contributed to the venture.  Since the ground lease is non-depreciable property, the associated gain is included in FFO in accordance with our interpretation of NAREIT’s guidelines.

Our FFO was $4,420,000 for the three months ended March 31, 2007, compared to $2,354,000 for the same period in the prior year, an increase of $2,066,000. This increase is primarily due the $6,066,000 gain net of taxes and minority interest from the sale of a portion of our interest in WALLC as described above, partially offset by debt extinguishment costs totaling $3,105,000 net of taxes related to the loan defeasances we completed during the quarter and a loss on impairment of assets totaling $967,000 net of taxes.

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$3,783	$(2,402)
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	7,450	5,566
Add: Income tax expense from property sales (net of minority interest share of taxes)	4,543	541
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	(11,356)	(1,351)
Funds from operations	$4,420	$2,354
Net income (loss) per common share	$0.69	$(0.44)
Funds from operations per common share	$0.81	$0.43

Liquidity and Capital Resources

General.   At March 31, 2007 our consolidated current cash and cash equivalents and investments that are principally short-term municipal obligations were $105,555,000. Of this amount, approximately $35,000,000 is either maintained for working capital purposes or represents our joint venture partner’s share of cash at our consolidated joint ventures. The remaining amount is available, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000, for funding future acquisitions, investments in development projects, capital expenditures, and required loan payments. In addition, under our line of credit, we have as of the time of this filing available borrowing capacity of $50,000,000, subject to certain restrictive covenants and sub-limits.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the remainder of the year ended December 31, 2007 relate to interest and scheduled principal payments on our outstanding mortgage debt that total approximately $30,000,000 based on existing debt and variable interest rates as of March 31, 2007 and required payments on our development loans scheduled to total approximately $29,337,000. Other short-term liquidity requirements include capital improvements at our existing properties, recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions; and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, proceeds from loan refinancings, and to the extent necessary, from our available cash on hand at March 31, 2007.

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

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in

9.4 years, beginning in 2010. We anticipate meeting these liquidity requirements through debt refinancings, draws on our line of credit, asset dispositions and available cash on hand.

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

Operating Activities.   For the three months ended March 31, 2007, net cash used in operating activities was $2,909,000.

Investing Activities.   For the three months ended March 31, 2007, net cash used in investing activities totaled $42,942,000 primarily due to the acquisition of two commercial office properties and one residential property, development activity at our investment development projects and increased investments in municipal obligations and partially offset by proceeds from asset sales and a decrease in restricted cash.

Financing Activities.   For the three months ended March 31, 2007, net cash provided by financing activities totaled $46,003,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties, and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

GUARANTIES

Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. We have a liability of $84,000 included in other liabilities, which is our estimate of the fair value of this guaranty at March 31, 2007.

We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts (in which affiliates of the Company are investors), that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $23,004,000 at March 31, 2007 and all the loan interest payments were current as of that date.

We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At March 31, 2007, the balance outstanding under the loan totaled $17,213,000. We have a liability of $3,000 included in other liabilities, which is our estimate of the fair value of this guaranty at March 31, 2007.

In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities.

We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At March 31, 2007, the balance outstanding under the loan totaled $6,312,000.

We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At March 31, 2007, the balance outstanding under the loan totaled $3,397,000.

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

We do not currently use derivatives to manage interest rate risk. At March 31, 2007, $78,642,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at March 31, 2007, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $786,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At March 31, 2007, $587,485,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at March 31, 2007, the estimated fair value of our fixed-rate debt was $567,060,000.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.

After discovering errors in our statement of cash flow for the year ended December 31, 2006, that required restatement and resulted in the filing of an Amendment to our Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that the errors resulting in the restatement of our statements of cash flows were the result of a material weakness in internal controls over financial reporting with respect to the preparation of the statement of cash flows, specifically as it pertains to the identification of non-cash activity and the proper classification of development and homebuilding activities.  As a result of the identification of this material weakness in internal controls over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

As a result, we have taken the following steps to remedy the material weaknesses that were identified relating to the preparation of our statement of cash flows:

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

BRESLER & REINER, INC.
June 28, 2007	By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
	By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Executive Vice President—Finance and Chief Financial Officer