Form 10-Q
period 2007-06-30
BRESLER & REINER INC
filed 2007-08-14
CIK 14073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of August 13, 2007.

EXPLANATORY NOTE

As described in Note 15 to our condensed consolidated financial statements, this Form 10-Q for the period ended June 30, 2007, includes a restatement of our condensed consolidated statements of operations for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006.

We have not amended and do not intend to amend our previously filed periodic report for the period ended June 30, 2006 on Form 10-Q as the period affected by the restatement described above has been amended in this filing. For this reason the previously issued condensed consolidated financial statements for the period indicated should no longer be relied upon.

BRESLER & REINER, INC.

FORM 10-Q

JUNE 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements and Notes

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(UNAUDITED)

	2007	2006
ASSETS
Real Estate:
Rental property and equipment	$601,509,000	$513,752,000
Property and land development	135,035,000	167,521,000
Real estate, at cost	736,544,000	681,273,000
Less: Accumulated depreciation	(52,219,000)	(42,821,000)
Total real estate, net	684,325,000	638,452,000
Assets held for sale	—	25,927,000
Receivables:
Income taxes receivable	726,000	644,000
Mortgage and notes receivable	5,633,000	5,438,000
Other receivables, net	10,064,000	6,996,000
Cash and cash equivalents	27,911,000	18,191,000
Restricted cash and deposits held in escrow	39,020,000	46,953,000
Investments, principally available-for-sale securities	65,214,000	36,829,000
Investments in and advances to joint ventures	46,432,000	30,403,000
Deferred charges and other assets, net	47,032,000	45,788,000
Total assets	$926,357,000	$855,621,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$692,883,000	$582,435,000
Liabilities of assets held for sale	—	29,704,000
Accounts payable, trade and accrued expenses	15,357,000	19,358,000
Deferred income taxes payable	16,412,000	11,146,000
Other liabilities	30,285,000	28,258,000
Total liabilities	754,937,000	670,901,000
Minority interest	31,798,000	43,496,000
SHAREHOLDERS’ EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of June 30, 2007 and December 31, 2006.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	134,049,000	135,651,000
Accumulated other comprehensive loss	(203,000)	(203,000)
Total shareholders’ equity	139,622,000	141,224,000
Total liabilities and shareholders’ equity	$926,357,000	$855,621,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
OPERATING REVENUES		(As Restated See Note 15)
Development sales	$—	$5,081,000
Rentals—commercial	17,246,000	14,597,000
Rentals—residential	3,997,000	2,386,000
Hospitality	941,000	1,036,000
Other	12,000	152,000
Total operating revenues	22,196,000	23,252,000
COSTS AND EXPENSES
Cost of development sales	109,000	4,394,000
Rental expense—commercial
Operating expenses	7,417,000	5,616,000
Depreciation and amortization expense	6,060,000	5,669,000
Rental expense—residential
Operating expenses	2,162,000	1,090,000
Depreciation and amortization expense	1,165,000	543,000
Hospitality expense
Operating expenses	682,000	637,000
Depreciation and amortization expense	81,000	33,000
General and administrative expense	2,910,000	3,221,000
Loss on impairment of assets	1,845,000	—
Other expenses	24,000	—
Total operating expenses	22,455,000	21,203,000
Total operating (loss) income	(259,000)	2,049,000
OTHER INCOME (EXPENSES)
Interest income	1,026,000	560,000
Interest expense	(9,672,000)	(6,498,000)
Debt extinguishment costs	(83,000)	—
Gain on sale of investments in joint ventures	1,392,000	18,283,000
(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(7,596,000)	14,394,000
Income from investments in joint ventures	1,283,000	297,000
Minority interest	(823,000)	(196,000)
(Loss) income before income taxes and discontinued operations	(7,136,000)	14,495,000
Benefit (provision) for income taxes	3,363,000	(4,916,000)
(Loss) income from continuing operations	(3,773,000)	9,579,000
Income from discontinued operations, net of tax and minority interest	31,000	1,864,000
Net (loss) income	$(3,742,000)	$11,443,000
INCOME PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.69)	$1.75
Income from discontinued operations, net of tax and minority interest	0.01	0.34
Net (loss) income	$(0.68)	$2.09
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
OPERATING REVENUES		(As Restated See Note 15)
Development sales	$952,000	$11,043,000
Rentals—commercial	33,500,000	26,094,000
Rentals—residential	7,727,000	4,863,000
Hospitality	1,694,000	1,775,000
Other	89,000	270,000
Total operating revenues	43,962,000	44,045,000
COSTS AND EXPENSES
Cost of development sales	956,000	9,477,000
Rental expense—commercial
Operating expenses	15,276,000	10,196,000
Depreciation and amortization expense	12,303,000	9,570,000
Rental expense—residential
Operating expenses	4,079,000	2,079,000
Depreciation and amortization expense	2,393,000	1,084,000
Hospitality expense
Operating expenses	1,260,000	1,148,000
Depreciation and amortization expense	161,000	66,000
General and administrative expense	6,671,000	7,008,000
Loss on impairment of assets	2,950,000	—
Other expenses	37,000	—
Total operating expenses	46,086,000	40,628,000
Total operating (loss) income	(2,124,000)	3,417,000
OTHER INCOME (EXPENSES)
Interest income	1,863,000	935,000
Interest expense	(18,289,000)	(12,027,000)
Debt extinguishment costs	(4,131,000)	—
Gain on sale of investments in joint ventures	22,933,000	18,283,000
Income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	252,000	10,608,000
Income from investments in joint ventures	1,410,000	439,000
Minority interest	(8,907,000)	(552,000)
(Loss) income before income taxes and discontinued operations	(7,245,000)	10,495,000
Benefit (provision) for income taxes	3,412,000	(3,497,000)
(Loss) income from continuing operations	(3,833,000)	6,998,000
Income from discontinued operations, net of tax and minority interest	3,874,000	2,043,000
Net income	$41,000	$9,041,000
INCOME PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(0.70)	$1.28
Income from discontinued operations, net of tax and minority interest	0.71	0.37
Net income	$0.01	$1.65
Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(As Restated See Note 15)
OPERATING ACTIVITIES:
Net income	$41,000	$9,041,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization (including discontinued operations)	14,461,000	11,453,000
Gain on sale of properties and investments in joint ventures	(31,465,000)	(27,573,000)
Income from investments in joint ventures	(1,410,000)	(439,000)
Minority interest expense (including discontinued operations)	8,907,000	5,516,000
Deferred income taxes	5,266,000	1,363,000
Loss on impairment of assets (including discontinued operations)	3,463,000	—
Amortization of finance costs	442,000	347,000
Bad debt expense	830,000	308,000
Property and land development	(4,899,000)	(4,113,000)
Distributions of income from investments in joint ventures	344,000	174,000
Debt extinguishment costs (including discontinued operations)	5,258,000	—
Changes in assets and liabilities:
Receivables	(1,753,000)	(1,491,000)
Other assets	(4,860,000)	3,722,000
Other liabilities	820,000	4,305,000
Total adjustments	(4,596,000)	(6,428,000)
Net cash (used in) provided by operating activities	(4,555,000)	2,613,000
INVESTING ACTIVITIES:
Investment in joint ventures	(3,849,000)	(254,000)
Distributions from joint ventures in excess of income	2,680,000	633,000
Deposits for property acquisitions	—	(1,738,000)
Decrease (increase) in restricted cash and deposits held in escrow	7,933,000	(11,825,000)
Net increase in investments, principally available-for-sale securities	(30,985,000)	(290,000)
Purchase of rental property and equipment	(88,964,000)	(139,555,000)
Purchase of property and land development	(8,910,000)	(8,155,000)
(Increase) decrease in mortgage and notes receivable	(495,000)	4,000
Proceeds from sale of properties and investments in joint ventures	64,499,000	57,162,000
Net cash used in investing activities	(58,091,000)	(104,018,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	210,305,000	150,262,000
Repayment of mortgage and construction loans and other debt	(64,054,000)	(39,182,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(68,775,000)	—
Contributions from minority partners	4,089,000	2,004,000
Distributions to minority partners	(4,773,000)	(4,629,000)
Debt financing charges	(2,783,000)	(1,531,000)
Dividends paid	(1,643,000)	(822,000)
Net cash provided by financing activities	72,366,000	106,102,000
Net increase in cash and cash equivalents	9,720,000	4,697,000
Cash and cash equivalents, beginning of the period	18,191,000	10,820,000
Cash and cash equivalents, end of the period	$27,911,000	$15,517,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$18,025,000	$13,553,000
Income taxes (current and estimated)	1,774,000	322,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisitions	$—	$29,691,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	68,775,000	—
Mortgage notes payable legally defeased	64,279,000	—
Trust preferred debt issued for common stock	—	930,000
Liabilities related to loan guaranties	(154,000)	300,000
Receivables related to investments	2,600,000	—
Accrued purchases of real estate	2,437,000	2,103,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Bresler & Reiner, Inc. (“B&R” and, together with its subsidiaries and affiliates, “we,” the “Company” or “us”) engages in the acquisition, development, and ownership of commercial, residential and hospitality real estate in the Philadelphia, Pennsylvania; Wilmington, Delaware; Delaware and Maryland Eastern Shore; Baltimore, Maryland; Washington, DC; Houston, Texas; and the Tampa and Orlando, Florida, metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our condensed consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgment include the allocation of purchase price and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; the determination of consolidation methodology for joint ventures; the valuation of assumed debt; the valuation of guarantees related to debt on entities that we do not consolidate; and the recording of impairment losses if applicable.

RECLASSIFICATIONS

Certain amounts reported in the 2006 consolidated financial statements have been reclassified to conform to the current year presentation primarily related to assets held for sale and discontinued operations.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

2.                 NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for, among other things, the definition of fair value, establishes a framework for measuring fair value and provides guidance on additional required disclosures of fair value measurement. The provisions of SFAS No. 157 are effective for us on January 1, 2008. Management is in the process of evaluating the impact of this new standard on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Management is in the process of evaluating the impact of this new standard on our consolidated financial statements.

3.                 SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2007, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or loss on sale of assets has been calculated and recorded as of the date of the disposal. All the acquisitions have been consolidated into our condensed consolidated financial statements.

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

14825 St. Mary’s Lane   In February 2007, we acquired a 45,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,845,000. We placed a ten-year $4,200,000 mortgage loan on the building bearing a fixed interest rate of 5.67%. The loan requires interest-only payments during the first three years of the loan term.

Intercontinental Building   In May 2007 we invested $3,643,000 for a 71.2% interest in a joint venture that acquired a 197,000 square foot commercial office building located in Houston, Texas for a purchase price of $24,200,000. The joint venture placed a ten-year $20,500,000 mortgage loan on the property bearing a fixed interest rate of 6.18%. The loan requires interest-only payments during the first three years of the loan term.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

SIGNIFICANT TRANSACTIONS

Waterfront Complex   In October 2002, B&R Waterfront Properties LLC (“BRW”), a 54% owned subsidiary of ours, formed a joint venture, called Waterfront Associates LLC (“WALLC”), with K/FCE Investment LLC (“K/FCE”), to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements and a ground lease expiring in 2058, relating to the Waterfront Complex to WALLC. Based on the terms of the agreement K/FCE has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

In March 2007, in accordance with an amended and restated operating agreement of WALLC, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC, all of which was distributed by WALLC to BRW (the “equalization payment”). BRW recorded an $18,721,000 gain related to its receipt of the equalization payment, representing the difference between the proceeds received and the proportionate cost of the real estate underlying the partnership interest that was effectively sold to K/FCE. The gain is included in gain on sale of investments in joint ventures with an offsetting minority interest expense of $8,612,000 (reflecting the 46% minority interest in BRW) in the accompanying consolidated statements of operations.

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

Madison Building   In February 2007, we sold our 25% interest in an unconsolidated entity that owned the Madison Building, an 82,000 square foot commercial office building located in McLean, Virginia, for $4,000,000 and recorded a pre-tax gain on sale of $2,820,000 that is included in gain on sale of investments in joint ventures in the accompanying condensed consolidated statements of operations.

Arbor Crest   In April 2007, we sold our 33% interest in an unconsolidated entity that owned Arbor Crest, an 80 unit age-restricted residential property. We received $1,035,000 from the sale and recorded a pre-tax gain on sale of $1,392,000. The gain in excess of the cash received is the result of a negative basis in our investment that arose from distributions we received upon a refinancing of the property.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

4.                 INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At June 30, 2007, our investments in non-consolidated joint ventures and partnerships consisted of the following:

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

(2)          Prior to March 2007, BRW consolidated the assets, liabilities and operations of WALLC, in accordance with FIN 46R because WALLC was deemed to be a variable interest entity and we were deemed to be the primary beneficiary of the entity. Subsequent to the equalization payment, as described above, we reassessed the designation of primary beneficiary of WALLC and determined that BRW was no longer the primary beneficiary since K/FCE is subject to a majority of the potential variability in gains and losses of the entity. We have therefore accounted for BRW’s investment in WALLC under the equity method as of March 1, 2007. As a result, total assets in our consolidated balance sheet decreased by $26,913,000, total liabilities decreased by $713,000 and minority interest liability decreased by $26,200,000.

(3)          We own a 54% interest in BRW, which owns a 50% interest in WALLC.

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
ASSETS
Cash	$3,341	$3,138
Property under development	233,482	141,601
Rental property and equipment	22,612	39,588
Other assets	5,013	4,391
Total assets	$264,448	$188,718
LIABILITIES AND EQUITY
Mortgages and notes	$161,597	$137,677
Other liabilities	25,456	18,498
Total liabilities	187,053	156,175
Equity	77,395	32,543
Total liabilities and equity	$264,448	$188,718
Company’s interest in equity(1)	$42,702	$29,366

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(1)          In 2005 and 2006 Bresler & Reiner Statutory Trust I and Bresler & Reiner Statutory Trust II (“the Trusts”), wholly owned subsidiaries of the Company, sold in a private placement $40,000,000 and $30,000,000, respectively of trust preferred securities. Since we are not the primary beneficiary in either of the Trusts, we have accounted for our investment in these entities under the equity method in accordance with FIN46R. Included in the Company’s interest in equity is $2,199,000 at June 30, 2007 and $2,202,000 at December 31, 2006 of equity in the Trusts.

The difference between the carrying amount of our investment in joint ventures and our accumulated membership interest noted above is primarily due to capitalized interest on our investment balance in joint ventures that own real estate under development and the fair value of loan guaranties we have provided. The capitalized interest is expensed as the development units are sold.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended June 30,
	2007	2006
Operating revenues	$9,692	$3,135
Operating expenses	6,789	1,751
Interest expense	273	599
Depreciation and amortization expense	223	434
Net income	$2,407	$351
Company’s equity in earnings of unconsolidated joint ventures	$1,283	$297

	Six Months Ended June 30,
	2007	2006
Operating revenues	$11,186	$6,230
Operating expenses	7,609	3,296
Interest expense	505	1,473
Depreciation and amortization expense	520	1,082
Net income	$2,552	$379
Company’s equity in earnings of unconsolidated joint ventures	$1,410	$439

5.                 OTHER ASSETS AND OTHER LIABILITIES

In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$49,866	$26,846	$47,408	$21,626
Acquired in-place lease liabilities	12,499	5,154	12,182	4,446

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The amortization of acquired in-place lease assets included in depreciation and amortization expense, totaled $2,324,000 and $2,687,000 for the three months ended June 30, 2007 and 2006, respectively and totaled $5,010,000 and $4,951,000 for the six months ended June 30, 2007 and 2006, respectively.

The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $203,000 and $369,000 for the three months ended June 30, 2007 and 2006, respectively and totaled $525,000 and $815,000 for the six months ended June 30, 2007 and 2006, respectively.

The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the next five fiscal years is as follows (in thousands):

2008	$933
2009	1,114
2010	640
2011	568
2012	367

The estimated annual amortization of acquired in-place lease assets to be included in depreciation and amortization expense for each of the next five fiscal years is as follows (in thousands):

2008	$5,864
2009	3,910
2010	2,424
2011	1,799
2012	956

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

6.                 MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT

Property(1)	Interest Rate(2)		Maturity	June 30, 2007(3)	December 31, 2006(3)
Fort Washington	5.60%		2014	$46,895	$47,249
Victoria Place Apartments(4)	5.73%		2017	46,000	32,341
The Fountains at Waterford Lakes	5.45%		2010	39,500	39,500
Valley Square	6.30%		2016	37,500	37,500
Westbury	6.03%		2017	36,000	—
919 Market Street	5.52%		2015	35,600	35,600
Blue Bell Plaza	5.65%		2016	29,800	29,800
Red Mill Pond—Development Loans	Lender’s Prime		2008	26,403	24,488
Red Mill Pond—Promissory Note	6.00%		2012	8,115	8,115
Intercontinental	6.18%		2017	20,500	—
Sudley N. Bldgs. A, B, C, and Bank Bldg.(4)	5.75%		2017	18,500	11,108
Versar Center	6.18%		2013	17,497	17,626
Mearns Park	6.17%		2016	16,500	16,500
West Germantown Pike	5.90%		2033	15,507	15,626
One Northbrook	5.75%		2014	14,662	14,770
Cross Keys	6.33%		2016	14,500	14,500
Huntington at Sundance(5)	7.28%		2039	14,396	14,454
510 Township Road(4)	5.71%		2017	14,000	10,760
Wynwood	5.62%		2016	11,800	11,800
900 Northbrook	5.98%		2013	10,715	10,792
10333 Harwin Drive	5.78%		2016	10,465	10,532
Crisfield	LIBOR + 200 basis pts.		2008	10,449	11,700
Sudley N. Building D(4)	5.75%		2017	10,400	6,114
Fort Hill(4)	5.75%		2017	10,400	5,428
102 Pickering Way(5)	6.50%		2013	9,871	9,940
1150 Northbrook Development	LIBOR + 170 basis pts.		2009	9,863	4,103
Seaside	Lender’s Prime Rate		2007	9,554	12,813
Commerce Park North	6.14%		2016	9,400	9,400
14800 St. Mary’s Lane	5.75%		2017	8,200	—
400 South Philadelphia Avenue	Lender’s Prime + 100 basis pts	.	2007	6,400	6,400
9950 Westpark	6.37%		2016	6,308	6,342
1120 NASA Parkway(5)	5.41%		2015	5,171	5,208
17043-49 El Camino	5.78%		2016	4,992	5,024
950 Threadneedle	5.75%		2017	4,300	—
14825 St. Mary’s Lane	5.67%		2017	4,200	—
Sudley South Building No. III	LIBOR + 165 basis pts.		2008	4,183	2,855
8700 Commerce Drive(5)	5.24%		2015	3,782	3,809
Holiday Inn Express	7.88%		2011	3,465	3,500
1110 NASA Parkway(5)	5.55%		2014	3,383	3,408
1100 NASA Parkway(5)	6.12%		2012	2,809	2,830
1717 Portway Plaza(5)	5.75%		2013	2,690	2,711
Total mortgage and construction loans				$614,675	$504,646
Junior subordinated notes—Series I (unsecured)	8.37%		2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%		2036	30,930	30,930
Corporate	LIBOR + 250 basis pts.		2009	4,000	4,000
Other	(6)		(6)	1,809	1,409
Total mortgage and construction loans and other debt before debt related to assets held for sale				$692,652	$582,223
Debt Related to Assets Held For Sale
1105 Market Street	LIBOR + 195 basis pts.		2007	—	19,000
Inn at the Colonnade	7.45%		2011	—	9,458
Total mortgage and construction loans and other debt and debt related to assets held for sale				$692,652	$610,681

(1)             Note is secured by the property, unless otherwise noted.

(2)             LIBOR rate is the one-Month LIBOR rate which was 5.32% and 5.35% at June 30, 2007 and December 31, 2006 respectively.

(3)             Generally our mortgage loans have 10-year terms and 30-year amortization schedules.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

(4)             Note was prepaid or defeased and new financing was obtained in 2007. The interest rate and maturity date reflect the terms of the new loan.

(5)             The debt shown for these properties does not include the related premium or discount.

(6)             Includes a deferred purchase money promissory note.

LOAN FINANCINGS

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

LOAN DEFEASANCES

During the six months ended June 30, 2007 we defeased three mortgage loans collateralized by our properties by purchasing US Treasury Securities (“Securities”). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. Following is a description of the mortgage loans that were defeased:

Victoria Place   In February 2007, we defeased the $32,249,000 loan collateralized by Victoria Place Apartments and placed a $46,000,000 ten-year mortgage loan on the property bearing an interest rate of 5.73%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $611,000 related to the defeasance.

Ft. Hill   In March 2007, we defeased the $5,418,000 loan collateralized by Ft. Hill and placed a $10,400,000 ten-year mortgage loan on the property bearing a fixed interest rate of 5.75%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $646,000 related to the defeasance.

Sudley North   In March 2007, we defeased the $17,192,000 loan collateralized by Sudley Buildings A,B,C&D and the Bank Building and placed an $18,500,000 mortgage loan on Sudley Buildings A,B&C and the Bank Building and a $10,400,000 mortgage loan on Sudley Building D. Both the new loans mature in 2017, bear interest at 5.75% and require interest-only payments during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $2,083,000 related to the defeasance. At the time of the defeasance we distributed $1,881,000 of the net proceeds to our 50% partner in Sudley D, an affiliate of the Company.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

OTHER

We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations. However, they may under certain conditions provide for accelerated repayments, if requested by the lender.

We have a $50,000,000 line of credit that had no amounts outstanding as of June 30, 2007.

Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales, of $15,000,000.

Included in mortgage and construction loans and other debt on the balance sheets are fair value adjustments on assumed debt. The net unamortized fair value premium was $231,000 at June 30, 2007 and $212,000 at December 31, 2006.

As part of our construction and development activities, we capitalized $1,510,000 and $1,784,000 of interest for the three months ended June 30, 2007 and 2006, respectively and capitalized $3,310,000 and $3,492,000 of interest for the six months ended June 30, 2007 and 2006 respectively.

7.                 LOSS ON IMPAIRMENT OF ASSETS

We have reviewed the carrying value of our rental property and equipment as well as our property and land under development and determined that the expected future cash flows for our 400 S. Philadelphia and our Laguna Vista development projects are not sufficient to recover the recorded carrying amount. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of  $2,219,000 for 400 S. Philadelphia and $731,000 for Laguna Vista for the six months ended June 30, 2007 to reduce the carrying amount to their estimated fair values less costs to sell.

8.                 DISCONTINUED OPERATIONS

The results of operations and gains on sale for 1105 Market Street and the Inn at the Colonnade are included in income from discontinued operations, net of tax and minority interest, for the six months ended June 30, 2007. For the six months ended June 30, 2006, income from discontinued operations, net of tax and minority interest include the results of operations and gains on sale of the Washington Business Park portfolio, 7800 Building, Charlestown North, and four properties in Baltimore, Maryland all of which were sold in 2006, as well as the results of operations of 1105 Market Street and the Inn at the Colonnade.

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

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended June 30,
	2007	2006
Revenues	$—	$5,015
Income before gain on sale, loss on impairment of assets, minority interest, debt extinguishment costs, and provision for income taxes	$52	$264
Gain on sale	—	2,939
Minority interest	—	(97)
Provision for income taxes	(21)	(1,242)
Income from discontinued operations, net of tax and minority interest	$31	$1,864

	Six Months Ended June 30,
	2007	2006
Revenues	$7,676	$16,036
Loss before gain on sale, loss on impairment of assets, minority interest, debt extinguishment costs, and provision for income taxes	$(435)	$(923)
Gain on sale	8,532	9,292
Debt extinguishment costs	(1,127)	—
Loss on impairment of assets	(513)	—
Minority interest	—	(4,964)
Provision for income taxes	(2,583)	(1,362)
Income from discontinued operations, net of tax and minority interest	$3,874	$2,043

9.                 COMMITMENTS AND CONTINGENCIES

GUARANTIES

Symphony House   Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. We have a liability of $20,000 included in other liabilities, which is our estimate of the fair value of this guaranty at June 30, 2007.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

Venice Lofts   We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts (in which affiliates of the Company are investors), that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $27,571,000 at June 30, 2007 and all the loan interest payments were current as of that date. In July 2007 the loan was refinanced.

Devon Square   We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At June 30, 2007, the balance outstanding under the loan totaled $18,819,000. The loan maturity date has been extended for 12 months.

640 North Broad   In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities. We have also deferred the gain associated with the sale of 640 North Broad due to the guaranty.

Guilford Properties   We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At June 30, 2007, the balance outstanding under the loan totaled $6,438,000.

Holliday Properties   We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At June 30, 2007, the balance outstanding under the loan totaled $4,278,000.

MASTER LEASES

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

10.          BENEFIT PLAN

Our net pension cost as determined by SFAS No. 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components (in thousands):

	Three Months Ended June 30,
	2007	2006
Defined benefit pension plan
Service cost	$45	$29
Interest cost	34	36
Expected return on plan assets	(32)	(55)
Amortization of prior service cost	4	17
Recognized net actuarial losses	—	22
Total net pension expense	$51	$49

	Six Months Ended June 30,
	2007	2006
Defined benefit pension plan
Service cost	$90	$58
Interest cost	68	72
Expected return on plan assets	(64)	(110)
Amortization of prior service cost	8	34
Recognized net actuarial losses	—	44
Total net pension expense	$102	$98

In 2007, we are required to contribute approximately $42,000 to our defined benefit pension plan (our “Plan”). We contributed $100,000 to the Plan in April 2007.

11.          DIVIDENDS

In January 2007, our Board of Directors declared an annual cash dividend of $0.60 per share of common stock to be paid quarterly. Dividend payments of $0.15 per common share were made on March 15 and June 15, 2007 to record holders of our common stock as of March 1, and June 1, 2007, respectively.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

12.          INCOME TAXES

We adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event that we receive an assessment for interest and/or penalties, our policy is to recognize them as operating expenses. The adoption of this standard effective January 1, 2007 did not have a material impact on our consolidated financial statements as the total amount of unrecognized tax benefits as of the date of adoption was not material. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months. We are subject to examination by respective taxing authorities for the tax years 2003 through 2006.

SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

Our provision for income taxes for the three and six months ended June 30, 2007 and 2006 includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through June 30, 2007 and 2006, respectively.

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

Our real estate investments are located in the Washington, DC; Philadelphia, Pennsylvania; Houston, Texas; Baltimore, Maryland; Wilmington, Delaware; Maryland and Delaware Eastern Shore; and Orlando and Tampa, Florida metropolitan areas. We are not involved in any operations in countries other than the United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based upon revenues less operating expenses of the combined properties in each segment.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13. SEGMENT INFORMATION (Continued)

Following is a summary of our reportable segments:

Three Months Ended June 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ —	$ —	$ —	$ 17,246	$ 3,997	$ 941	$ 12	$ 22,196
Cost of development sales	(20)	(89)	—	—	—	—	—	(109)
Operating expenses	—	—	—	(7,417)	(2,162)	(682)	—	(10,261)
Depreciation and amortization expense	—	—	—	(6,060)	(1,165)	(81)	—	(7,306)
Interest expense	(199)	(160)	—	(5,896)	(2,067)	(74)	(1,276)	(9,672)
Gain on sale of investments in joint ventures	—	—	—	—	1,392	—	—	1,392
Income (loss) from investments in joint ventures	—	1,200	—	68	(32)	—	47	1,283
Minority interest	—	(676)	—	25	3	—	(175)	(823)
Debt extinguishment costs	—	—	—	(80)	(3)	—	—	(83)
Loss on impairment of assets	—	(1,845)	—	—	—	—	—	(1,845)
General, administrative and other expenses	—	—	—	—	—	—	(2,934)	(2,934)
Interest income	—	—	—	—	—	—	1,026	1,026
Net (loss) income before income taxes and discontinued operations	$ (219)	$ (1,570)	$ —	$ (2,114)	$ (37)	$ 104	$ (3,300)	$ (7,136)

Six Months Ended June 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ —	$ 952	$ —	$ 33,500	$ 7,727	$ 1,694	$ 89	$ 43,962
Cost of development sales	(20)	(936)	—	—	—	—	—	(956)
Operating expenses	—	—	—	(15,276)	(4,079)	(1,260)	—	(20,615)
Depreciation and amortization expense	—	—	—	(12,303)	(2,393)	(161)	—	(14,857)
Interest expense	(199)	(308)	—	(11,341)	(3,724)	(149)	(2,568)	(18,289)
Gain on sale of investments in joint ventures	—	—	18,721	2,820	1,392	—	—	22,933
Income (loss) from investments in joint ventures	—	1,214	—	156	(51)	—	91	1,410
Minority interest	—	(741)	(8,612)	583	125	—	(262)	(8,907)
Debt extinguishment costs	—	—	—	(3,412)	(719)	—	—	(4,131)
Loss on impairment of assets	—	(2,950)	—	—	—	—	—	(2,950)
General, administrative and other expenses	—	—	—	—	—	—	(6,708)	(6,708)
Interest income	—	—	—	—	—	—	1,863	1,863
Net (loss) income before income taxes and discontinued operations	$ (219)	$ (2,769)	$ 10,109	$ (5,273)	$ (1,722)	$ 124	$ (7,495)	$ (7,245)

Assets as of June 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$ 94,189	$ 19,835	$ 21,011	$ 444,022	$ 149,965	$ 7,522	$ —	$ 736,544
Accumulated depreciation	—	—	—	(36,896)	(9,760)	(5,563)	—	(52,219)
Investments in joint ventures	—	13,321	23,105	456	7,351	—	2,199	46,432
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	66,931	66,931
Investments	—	—	—	—	—	—	65,214	65,214
Other (inc. assets held for sale)	420	—	215	38,798	2,590	220	21,212	63,455
	$ 94,609	$ 33,156	$ 44,331	$ 446,380	$ 150,146	$ 2,179	$ 155,556	$ 926,357

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

13. SEGMENT INFORMATION (Continued)

Three Months Ended June 30, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ —	$ 5,081	$ —	$ 14,597	$ 2,386	$ 1,036	$ 152	$ 23,252
Cost of development sales	(19)	(4,411)	36	—	—	—	—	(4,394)
Operating expenses	—	—	—	(5,616)	(1,090)	(637)	—	(7,343)
Depreciation and amortization expense	—	—	—	(5,669)	(543)	(33)	—	(6,245)
Interest expense	—	—	—	(4,623)	(967)	(76)	(832)	(6,498)
Gain on sale of investments in joint ventures	—	—	—	18,283	—	—	—	18,283
Income (loss) from investments in joint ventures	—	2	—	269	(7)	—	33	297
Minority interest	—	(55)	—	(48)	3	—	(96)	(196)
General, administrative and other expenses	—	—	—	—	—	—	(3,221)	(3,221)
Interest income	—	—	—	—	—	—	560	560
Net income (loss) before income taxes and discontinued operations	$ (19)	$ 617	$ 36	$ 17,193	$ (218)	$ 290	$ (3,404)	$ 14,495

Six Months Ended June 30, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$ 3,524	$ 7,519	$ —	$ 26,094	$ 4,863	$ 1,775	$ 270	$ 44,045
Cost of development sales	(3,103)	(6,374)	—	—	—	—	—	(9,477)
Operating expenses	—	—	—	(10,196)	(2,079)	(1,148)	—	(13,423)
Depreciation and amortization expense	—	—	—	(9,570)	(1,084)	(66)	—	(10,720)
Interest expense	—	—	—	(8,281)	(1,926)	(152)	(1,668)	(12,027)
Gain on sale of investments in joint ventures	—	—	—	18,283	—	—	—	18,283
Income (loss) from investments in joint ventures	—	4	—	405	(29)	—	59	439
Minority interest	(225)	(55)	—	(83)	(14)	—	(175)	(552)
General, administrative and other expenses	—	—	—	—	—	—	(7,008)	(7,008)
Interest income	—	—	—	—	—	—	935	935
Net income (loss) before income taxes and discontinued operations	$ 196	$ 1,094	$ —	$ 16,652	$ (269)	$ 409	$ (7,587)	$ 10,495

Assets as of December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$ 90,032	$ 21,995	$ 55,494	$ 401,381	$ 104,873	$ 7,498	$ —	$ 681,273
Accumulated depreciation	—	—	—	(29,865)	(7,554)	(5,402)	—	(42,821)
Investments in joint ventures	—	18,918	7,895	1,668	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	65	512	59,325	1,077	7,052	16,358	84,793
	$ 90,436	$ 40,978	$ 63,901	$ 432,509	$ 98,116	$ 9,148	$ 120,533	$ 855,621

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

14.          SUBSEQUENT EVENTS

Tender Offer   In July 2007 we purchased 99.9% of the outstanding limited partnership interests in Trilon Plaza Company (“Trilon”) for $54,254,000 and 99.3% of the outstanding membership interests in West Office, LLC (“West Office”) for $15,367,000. Trilon and West Office in the aggregate hold the 46% interest in BRW not owned by the Company.

Prior to the purchase, affiliates of the Company owned an 88.3% interest in Trilon and a 31.5% interest in West Office. These affiliates received a total of $52,823,000, including $17,685,000 in cash and a $35,138,000 three-year promissory note from the Company bearing an interest rate of 7.5%. All the other selling limited partners in Trilon and members of West Office received cash for their interests.

The $34,483,000 aggregate cash portion of the purchase price was funded out of the existing cash of Trilon and West Office, together with those entities’ respective shares of BRW’s existing cash, totaling approximately $38,633,000 at the time of the transaction.

Crisfield   In July 2007, we terminated an agreement with a homebuilder for the sale of developed lots in Crisfield, Maryland as a result of the homebuilder’s default under this agreement. In conjunction with the termination of the agreement the homebuilder forfeited its remaining deposit with us totaling $2,141,000.

Versar Center   In July 2007, we defeased the $17,454,000 loan collateralized by the Versar Center and placed a $28,000,000 ten-year mortgage loan on the property bearing a fixed interest rate of 6.41%. Interest-only payments are due during the first four years of the loan term. We incurred debt extinguishment costs of $1,663,000 related to the defeasance.

15.          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the three and nine month periods ended September 30, 2006, we identified the following errors in our condensed consolidated statement of cash flows for the six months ended June 30, 2006:

Properties developed with the intention of leasing the related space are classified as an investing activity while the development of condominiums and land parcels that are intended to be sold are classified as an operating activity. During the first quarter of 2006, the Company changed its intent with regards to certain properties from leasing space to selling units, however, we did not properly account for the resulting classification change. As a result we overstated net cash used in operating activities and understated net cash used in investing activities, each by $5,492,000 for the six months ended June 30, 2006.

Capitalized interest of $674,000 related to our equity investments in development projects that are considered investing activities was reflected in error in operating activities rather than in investing activities.

We did not properly account for accrued expenditures related to development projects categorized as investing activities. As a result, net cash used in operating activities was understated and net cash used in investing activities was overstated, each by $1,227,000.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

We did not properly reflect cash received upon the sale of assets that was used to repay or defease the underlying debt and other liabilities. As a result net cash used in operating activities was understated by $1,104,000, net cash used in investing activities was overstated by $8,076,000 and net cash provided by financing activities was overstated by $6,972,000.

In addition to restating the statement of cash flows, we have also made the following corrections to the supplemental disclosures to the statement of cash flows:

•       Decreased the amount disclosed as cash paid during the year for interest (net of amount capitalized) by $1,035,000.

•       Increased the amount disclosed for accrued purchases of real estate by $2,083,000.

We also corrected other errors considered immaterial in our consolidated statement of operations for the three and six month periods ended June 30, 2006. As a result of correcting these errors, net income for both the three and six months ended June 30, 2006 decreased by $347,000 or $0.06 per common share.

BRESLER & REINER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
UNAUDITED

15. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

A summary of the effects of the restatement to correct the errors identified above on our condensed consolidated statement of cash flows and the related disclosures in our supplemental disclosures is shown below (in thousands).

	Six Months Ended June 30, 2006
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows
OPERATING ACTIVITIES:
Net income	$9,388,000	$(347,000)	$9,041,000
Depreciation and amortization	10,878,000	575,000	11,453,000
Gain on sale of properties and investments in joint ventures	(27,589,000)	16,000	(27,573,000)
Amortization of finance costs	(659,000)	1,006,000	347,000
Bad debt expense	—	308,000	308,000
Property and land development	(7,559,000)	3,446,000	(4,113,000)
Receivables	(114,000)	(1,377,000)	(1,491,000)
Other assets	3,696,000	26,000	3,722,000
Other liabilities	3,869,000	436,000	4,305,000
Total adjustments	(10,864,000)	4,436,000	(6,428,000)
Net cash (used in) provided by operating activities	(1,476,000)	4,089,000	2,613,000
INVESTING ACTIVITIES:
Investments in joint ventures	(2,000)	(252,000)	(254,000)
Deposits for property acquisitions	(741,000)	(997,000)	(1,738,000)
Increase in restricted cash	(12,921,000)	1,096,000	(11,825,000)
Purchases of rental property, equipment and other	(140,385,000)	830,000	(139,555,000)
Purchase of property and land development	(3,381,000)	(4,774,000)	(8,155,000)
Proceeds from sale of properties and investments in joint ventures	50,182,000	6,980,000	57,162,000
Net cash used in investing activities	(106,901,000)	2,883,000	(104,018,000)
FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	149,151,000	1,111,000	150,262,000
Repayment of mortgage and construction loans and other debt	(31,099,000)	(8,083,000)	(39,182,000)
(Distributions to) contributions from minority partners	(2,625,000)	2,625,000	—
Contributions from minority partners	—	2,004,000	2,004,000
Distributions to minority partners	—	(4,629,000)	(4,629,000)
Net cash provided by financing activities	113,074,000	(6,972,000)	106,102,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,588,000	$(1,035,000)	$13,553,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of real estate	20,000	2,083,000	2,103,000

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

The discussion that follows is based primarily on our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006 and should be read along with our condensed consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial properties and the development and sale of commercial and residential condominiums and residential lots.

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

In 2007 we continued to be impacted by a soft residential housing market. We did not record any sales of our residential condominiums located on the Maryland and Delaware Eastern Shore and as a result recorded impairment charges of $2,950,000 to reduce the carrying amount of two of these residential condominium projects to their estimated fair values less costs to sell. We have also terminated an agreement with a homebuilder at one of our residential subdivisions as a result of its default under its sales contract with us and have restructured sales contracts with homebuilders at two other residential subdivisions to accommodate a slowdown in home sales, primarily delaying the dates on which these takedowns occur.

The current mortgage debt environment may further adversely affect sales of our condominium units and residential subdivision lots as well as our ability to acquire and finance commercial and residential rental properties.

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

We owned or had an ownership interest in the following development projects at June 30, 2007:

Project Name	Location	Date of Acquisition	Development Type	Size(1)	Number sold(2)	B&R Ownership %
Consolidated Properties(3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential	41 units	25	100.0%
			Condominiums
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential	20 units	—	51.0%
			Condominiums
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office	108,000 sq. ft.	50,075 sq. ft.	100.0%
			Condominiums
Developed and Undeveloped Land
Crisfield	Crisfield, MD	2005	Residential Lots	232 lots	16	51.0%
Red Mill Pond	Lewes, DE	2005	Residential Lots	520 lots	—	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	137 lots	58	51.0%
Rental Properties Development
1150 Northbrook	Trevose, PA	2003	Commercial Office	108,000 sq. ft.	—(6)	100.0%
			Building
Unconsolidated Properties(3)
Waterfront	Washington, DC	1964	Commercial Office,	2,166,000 sq ft(4)	—(5)	27.0%
			Residential and Retail
Guilford Properties	Baltimore, MD	2006	(7)	(7)	—	51.0%
Holliday Development	Baltimore, MD	2006	(7)	(7)	—	51.0%
Symphony House	Philadelphia, PA	2005	Residential	163 units(8)	9	22.3%
			Condominiums

NOTES:

(1)              Represents the actual or planned size of the project.

(2)              Represents number of sales that had closed as of June 30, 2007.

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

(6)              Building was completed in July 2007 and leasing activity for the space has commenced.

(7)              The type of development and size of the project has yet to be determined.

(8)              Project also includes a theatre containing 35,000 square feet of space, a parking garage and retail space.

Commercial Rental Property

This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources.

We owned or held an ownership interest in the following commercial office properties at June 30, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at March 31, 2007	B&R Ownership
				(in 000’s)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%	97.5%	(2)
Mearns Park	Warminster, PA	2006	1	300	98.7%	97.0%	(3)
Valley Square	Plymouth Meeting, PA	2006	5	294	87.3%	97.0%	(3)
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	100.0%	100.0%	(3)
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%	98.0%	(2)
One Northbrook	Trevose, PA	2004	1	95	94.1%	100.0%	(3)
510 Township Road	Plymouth Meeting, PA	2006	1	87	83.6%	95.0%	(3)
Cross Keys	Doylestown, PA	2005	1	82	81.6%	100.0%	(3)
102 Pickering Way	Exton, PA	2005	1	80	90.9%	100.0%	(3)
900 Northbrook	Trevose, PA	2003	1	66	87.5%	90.0%	(2)
Houston, Texas metropolitan area:
Intercontinental	Houston, TX	2007	1	197	75.3%	71.2%
Commerce Park North	Houston, TX	2006	2	164	90.9%	100.0%
10333 Harwin Drive	Houston, TX	2006	1	148	44.0%	100.0%
9950 Westpark	Houston, TX	2006	1	111	65.0%	100.0%
14800 St. Mary’s Lane	Houston, TX	2007	1	85	96.5%	100.0%
17043-49 El Camino	Houston, TX	2006	4	82	68.5%	100.0%
1120 NASA Road	Houston, TX	2006	1	80	90.8%	100.0%
8700 Commerce Drive	Houston, TX	2006	1	77	66.1%	100.0%
1717 Portway Plaza	Houston, TX	2006	1	67	73.6%	100.0%
1110 NASA Road	Houston, TX	2006	1	60	90.4%	100.0%
950 Threadneedle	Houston, TX	2006	1	59	100.0%	100.0%
1100 NASA Road	Houston, TX	2006	1	57	93.8%	100.0%
14825 St. Mary’s Lane	Houston, TX	2007	1	45	92.0%	100.0%
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	87.1%	100.0%
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	83.4%	100.0%
Wynwood	Chantilly, VA	2005	2	88	70.3%	100.0%
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%	50.0%
Fort Hill	Centreville, VA	2000	1	66	94.8%	80.0%
Bank Building	Manassas, VA	1991	1	3	100.0%	100.0%
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	96.3%	100.0%	(3)
Total consolidated properties			46	3,681
Unconsolidated Property(1)
Devon Square	Devon, PA	2002	2	140	60.0%	5.5%
Total consolidated and unconsolidated properties			48	3,821

NOTES:

(1)             Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. The unconsolidated property is accounted for under the equity method of accounting, in accordance with GAAP.

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

Residential Rental Property

This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

We owned or held an ownership interest in the following residential apartment properties at June 30, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at June 30, 2007		B&R Ownership
The Fountains	Orlando, FL	2003	400	93.8%		100.0%
Westbury Apartments at Lake Brandon	Lake Brandon, FL	2007	366	74.9%	(2)	100.0%
Victoria Place	Orlando, FL	2003	364	88.7%		85.0%
Huntington at Sundance	Lakeland, FL	2006	292	91.8%		100.0%
Total consolidated properties			1,422
Unconsolidated Property(1)
Venice Lofts	Philadelphia, PA	2007	128	11.7%	(3)	22.3%
Total consolidated and unconsolidated properties			1,550

NOTES:

(1)          Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.

(2)          Property is in its initial lease-up.

(3)          In April 2007 the property was converted from a residential condominium property to a residential apartment property at which time leasing activity commenced.

Hospitality Property

This segment includes revenue and income from our hospitality property located in Camp Springs, Maryland. The property has 151 rooms and is managed by a third party manager. In May 2007 the franchise of the hotel was changed from a Holiday Inn to Quality Inn. Revenue per available room for the six month period ended June 30, 2007 was $58.87 and the average room rate for the same period was $94.34. Average occupancy for the period was 65.0%.

Application of Critical Accounting Policies.

Our accounting policies comply with GAAP for interim financial information and are in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made our best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K/A for the year ended December 31, 2006. These policies have not changed significantly in 2007, except for the adoption of FIN 48 effective January 1, 2007, as discussed in Note 12 to the condensed consolidated financial statements; such adoption did not significantly impact our financial statements.

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

We believe that estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent annual report on Form 10-K/A have the greatest potential impact on our financial statements; these critical accounting policies did not change in the first half of 2007.

Balance Sheet Overview.

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	June 30, 2007	December 31, 2006	$ Change 2006 to 2007	% Change 2006 to 2007
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$601,509	$513,752	$87,757	17.1%
Property and land development	135,035	167,521	(32,486)	(19.4)
Assets held for sale	—	25,927	(25,927)	(100.0)
Cash, cash equivalents, and investments	93,125	55,020	38,105	69.3
Investments in and advances to joint ventures	46,432	30,403	16,029	52.7
Deferred charges and other assets, net	47,032	45,788	1,244	2.7
Total assets	926,357	855,621	70,736	8.3
Liabilities and Shareholders’ Equity:
Mortgage and construction loans and other debt	692,883	582,435	110,448	19.0
Total liabilities	754,937	670,901	84,036	12.5
Minority interest	31,798	43,496	(11,698)	(26.9)
Shareholders’ equity	139,622	141,224	(1,602)	(1.1)

Material changes in assets include:

•       Rental property and equipment, at cost, increased primarily as a result of the acquisition of three commercial properties and one residential property in 2007.

•       Property and land development decreased primarily due to the deconsolidation of Waterfront Associates LLC (“WALLC”) (see Note 3 to the consolidated financial statements). As a result of the deconsolidation, property and land development decreased by $38,807,000. This decrease was partially offset by increased development costs totaling $7,444,000 primarily at our Northbrook, Seaside, Crisfield and Red Mill projects.

•       Assets held for sale decreased due to the sale of a hospitality property and a commercial office property.

•       Cash, cash equivalents and investments increased in total primarily due to the WALLC equalization (see Note 3 to the condensed consolidated financial statements) along with cash proceeds from mortgage loans that were refinanced during the first six months.

•       Investments in and advances to joint ventures increased by $16,029,000 primarily due to the deconsolidation of WALLC (see Note 4 to the condensed consolidated financial statements) during the first quarter. This increase was partially offset by a decrease of $1,053,000 related to the sale of our interest in the Madison Building in February 2007.

Material changes in liabilities and shareholders’ equity include:

•       Mortgage and construction loans and other debt increased primarily as a result of the new mortgage loans obtained related to assets acquired along with refinanced loans. This increase was partially offset by loan repayments.

•       Minority interest decreased by $11,698,000 primarily due to the deconsolidation of WALLC causing a reduction of $19,920,000 (net of a $6,280,000 purchase of our interest by our equity partner), partially offset by our minority partners’ share of income, totaling $8,907,000 and contributions of $4,089,000 and distributions to minority interest holders totaling $4,773,000.

Financial Overview.

Results of Operations—three months ended June 30, 2007 compared to the three months ended
June 30, 2006.

The following table reflects key line items from our statements of operations for the three months ended June 30, 2007 and 2006 (in thousands, except percentages):

	June 30,		$ Change	% Change
	2007	2006	2006 to 2007
			Increase/(decrease)
Revenues from development sales	$—	$5,081	$(5,081)	(100.0)%
Revenues from commercial rental properties	17,246	14,597	2,649	18.1
Revenues from residential rental properties	3,997	2,386	1,611	67.5
Revenues from hospitality properties	941	1,036	(95)	(9.2)
Total operating revenues	22,196	23,252	(1,056)	(4.5)
Cost of development sales	109	4,394	(4,285)	(97.5)
Commercial operating expenses	7,417	5,616	1,801	32.1
Commercial depreciation and amortization expense	6,060	5,669	391	6.9
Residential operating expenses	2,162	1,090	1,072	98.3
Residential depreciation and amortization expense	1,165	543	622	114.5
Hospitality operating expenses	682	637	45	7.1
General and administrative expense	2,910	3,221	(311)	(9.7)
Loss on impairment of assets	1,845	—	1,845	100.0
Interest income	1,026	560	466	83.2
Interest expense	9,672	6,498	3,174	48.8
Gain on sale of investments in joint ventures	1,392	18,283	(16,891)	(92.4)
Minority interest	823	196	627	319.9
Income from discontinued operations, net of tax and minority interest	31	1,864	(1,833)	(98.3)
Net (loss) income	(3,742)	11,443	(15,185)	(132.7)

Development Sales.

Development sales revenue in the second quarter of 2007 decreased by $5,081,000. In 2007 there were no sales of residential lots or condominium units. In 2006 we recorded sales related to four condominium units at Laguna Vista and 13,000 square feet at our Paradise Developers project.

The cost of development sales decreased by $4,285,000 when compared to the same period in 2006, due to the change in sales activity described above.

Commercial Rental Properties.

The $2,649,000 revenue increase for the second quarter of 2007 was primarily due to the operation of 10 commercial office properties acquired subsequent to the first quarter of 2006. Revenues from the properties that we owned for the full three months in both 2007 and 2006 decreased by $213,000 primarily due to lower lease termination income in 2007 compared to the same period in 2006.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $1,801,000 increase for the second quarter of 2007 was due to the operation of the additional commercial office properties acquired. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 increased by $209,000 compared to the prior year primarily due to increased resrves for uncollectible accounts receivable balances.

The increase of $391,000 in depreciation and amortization expense for the second quarter of 2007 was due to the additional properties acquired.

Residential Rental Properties.

The increase of $1,611,000 in residential rental revenue was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full three months in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in the second quarter of 2007 increased by $1,072,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 were comparable.

The increase of $622,000 in depreciation and amortization expense for the second quarter of 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.

Revenues for the three months ended June 30, 2007 were comparable to the same period in the prior year. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were also comparable to the same period in the prior year.

General and Administrative Expense.   The $311,000 decrease in general and administrative expense for the second quarter of 2007 is primarily the result of non-consummated acquisition costs totaling $592,000 recorded in 2006 and a $647,000 reduction in audit fees expensed in 2007. In 2006 audit fees expensed included $241,000 of fees paid pertaining to the 2005 audit. This decrease was partially offset by a net $825,000 increase in the expense associated with the Stock Appreciation Rights Plan.

Loss on Impairment of Assets.   The $1,845,000 of impairment expense recorded in 2007 relates to a $1,114,000 reduction in the carrying value of the 400 S. Philadelphia development project and a $731,000 reduction in the carrying value of the Laguna Vista development project to their estimated fair values less costs to sell.

Interest Income.   The $466,000 increase in interest income for the second quarter of 2007 was primarily due to larger average balances outstanding on our investments and higher interest rates along with interest earned on a note receivable.

Interest Expense.   The increase in interest expense of $3,174,000 for the second quarter of 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006 together with interest expense related to the $30,000,000 of Trust Preferred Securities issued in May 2006 as well as additional interest from debt refinanced in 2007. For the three months ended June 30, 2007 and 2006, we capitalized interest of approximately $415,000 and $493,000, respectively, related to our investment in development projects.

Gain on Sale of Investments in Joint Ventures.   The $1,392,000 gain in 2007 relates to the sale of our interest in Arbor Crest. The $18,283,000 gain in 2006 relates to the sale of our interest in 1925K Street.

Minority Interest.   Minority interest reflects our minority partner’s share of profits and losses in joint ventures that we consolidate into our condensed consolidated financial statements. The $627,000 increase in minority interest for the second quarter of 2007 is primarily due to the recognition of our partners’ share of profits in an entity that has a partnership interest in the Symphony House development project.

Income from Discontinued Operations, Net of Tax and Minority Interest.   Income from discontinued operations, net of tax and minority interest in 2006 primarily reflects the gain on sale from one of our Historic Baltimore commercial office buildings. Income from discontinued operations was insignificant in 2007.

Results of Operations—six months ended June 30, 2007 compared to the six months ended
June 30, 2006.

The following table reflects key line items from our statements of operations for the six months ended June 30, 2007 and 2006 (in thousands, except percentages):

	June 30,		$ Change	% Change
	2007	2006	2006 to 2007
			Increase/(decrease)
Revenues from development sales	$952	$11,043	$(10,091)	(91.4)%
Revenues from commercial rental properties	33,500	26,094	7,406	28.4
Revenues from residential rental properties	7,727	4,863	2,864	58.9
Revenues from hospitality properties	1,694	1,775	(81)	(4.6)
Total operating revenues	43,962	44,045	(83)	(0.2)
Cost of development sales	956	9,477	(8,521)	(89.9)
Commercial operating expenses	15,276	10,196	5,080	49.8
Commercial depreciation and amortization expense	12,303	9,570	2,733	28.6
Residential operating expenses	4,079	2,079	2,000	96.2
Residential depreciation and amortization expense	2,393	1,084	1,309	120.8
Hospitality operating expenses	1,260	1,148	112	9.8
General and administrative expense	6,671	7,008	(337)	(4.8)
Loss on impairment of assets	2,950	—	2,950	100.0
Interest income	1,863	935	928	99.3
Interest expense	18,289	12,027	6,262	52.1
Debt extinguishment costs	4,131	—	4,131	100.0
Gain on sale of investments in joint ventures	22,933	18,283	4,650	25.4
Minority interest	8,907	552	8,355	1,513.6
Income from discontinued operations, net of tax and minority interest	3,874	2,043	1,831	89.6
Net income	41	9,041	(9,000)	(99.5)

Development Sales.

Development sales revenue in the first six months of 2007 decreased by $10,091,000. Sales revenue in 2007 relates to the sale of 3,000 square feet of office space at Paradise Developers. Sales revenue in 2006 relates to the sale of 12 lots at our Seaside project, four condominium units at our Laguna Vista project and 27,000 square feet at our Paradise Developers project.

The cost of development sales decreased by $8,521,000 when compared to the same period in 2006, due to the reduced number of sales.

Commercial Rental Properties.

The $7,406,000 revenue increase for the first six months of 2007 was primarily due to the operation of 17 commercial office properties acquired in 2006 and 2007. Revenues from the properties that we owned for the full six months in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $5,080,000 increase for the first six months of 2007 was due to the operation of the additional commercial office properties acquired in 2007 and 2006. Operating expenses for properties that we owned for the full six months in both 2007 and 2006 were comparable.

The increase of $2,733,000 in depreciation and amortization expense for the first six months of 2007 was due to the additional properties acquired in 2007 and 2006.

Residential Rental Properties.

The increase of $2,864,000 in residential rental revenue for the first six months of 2007 was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full six months in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in the first six months of 2007 increased by $2,000,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full six months in both 2007 and 2006 increased by $165,000 when compared to the prior year primarily due to increased insurance costs.

The increase of $1,309,000 in depreciation and amortization expense for the first six months of 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.

Revenues for the first six months of 2007 were comparable to the same period in the prior year. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were also comparable to the same period in the prior year.

General and Administrative Expense.   The $337,000 decrease in general and administrative expense for the first six months of 2007 is primarily the result of a $679,000 reduction in non-consummated acquisition costs, a $592,000 reduction in audit fees expensed (2006 audit fees expensed included $662,000 of 2005 audit fees paid in 2006) and a net $374,000 decrease in the expense associated with our Stock Appreciation Rights Plan which was implemented in the first quarter of 2006, partially offset by an increase of $884,000 in salaries, wages and benefits due to increased personnel as a result of the growth in assets and operations of the Company and a $324,000 increase in consulting fees.

Loss on Impairment of Assets.   The $2,950,000 of impairment expense recorded in 2007 relates to a $2,219,000 reduction in the carrying value of the 400 S. Philadelphia development project and a $731,000 reduction in the carrying value of the Laguna Vista development project to their estimated fair values less costs to sell.

Interest Income.   The $928,000 increase in interest income for the first six months of 2007 was primarily due to larger average balances outstanding on our investments and higher interest rates along with interest earned on a note receivable.

Interest Expense.   The increase in interest expense of $6,262,000 for the first six months of 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006, together with interest expense related to the $30,000,000 of Trust Preferred Securities issued in May 2006 as well as additional interest from debt refinanced in 2007. For the six months ended June 2007 and 2006, we capitalized interest of approximately $959,000 and $961,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.   The $4,131,000 of costs incurred for the first six months of 2007 relates to the defeasance of debt secured by the Victoria Place, Ft. Hill and the Sudley ABCD & Bank properties which were all refinanced in the first quarter of 2007.

Gain on Sale of Investments in Joint Ventures.   The $22,933,000 gain on sale of investments in joint ventures for the first six months of 2007 consists of an $18,721,000 gain related to the Waterfront equalization payment, a $2,820,000 gain on sale of our interest in the Madison Building and a $1,392,000 gain on sale of our interest in Arbor Crest. The $18,283,000 gain in 2006 relates to the sale of our interest in 1925K Street.

Minority Interest.   Minority interest reflects our minority partner’s share of profits and losses in joint ventures that we consolidate into our condensed consolidated financial statements. The $8,355,000 increase in minority interest for the first six months of 2007 is primarily due to the recognition of our partners’ share of income related to the Waterfront equalization payment totaling $8,612,000.

Income from Discontinued Operations, Net of Tax and Minority Interest.   Income from discontinued operations, net of tax and minority interest in 2007 primarily reflects the gain on sale from the Inn at the Colonnade. Income from discontinued operations, net of tax and minority interest in 2006 primarily reflects the gain on sale from four commercial office buildings in Baltimore, Maryland.

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

We have included in FFO for the six months ended June 30, 2007 a $6,066,000 gain, net of taxes and minority interest related to the sale of a portion of our interest in WALLC, the joint venture that is developing the Waterfront Complex (see Note 3 to the consolidated financial statements). We have determined that this gain is attributable to the ground lease that we contributed to the venture. Since the ground lease is non-depreciable property, the associated gain is included in FFO in accordance with our interpretation of NAREIT’s guidelines.

Our FFO was $2,509,000 for the three months ended June 30, 2007, compared to $6,578,000 for the same period in the prior year, a decrease of $4,069,000. This decrease is primarily due to lower income on our development projects and impairment charges recorded in 2007 related to development projects. The following table reflects the reconciliation of FFO to net income for the three months ended June 30, 2006 (in thousands):

	Three Months Ended June 30,
	2007	2006
Net (loss) income	$(3,742)	$11,443
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	7,084	6,819
Add: Income tax expense from sale of properties and investments in joint ventures (net of minority interest share of taxes)	555	7,788
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	(1,388)	(19,472)
Funds from operations	$2,509	$6,578
Net (loss) income per common share	$(0.68)	$2.09
Funds from operations per common share	$0.46	$1.20

Our FFO was $6,929,000 for the six months ended June 30, 2007, compared to $8,932,000 for the same period in the prior year, a decrease of $2,003,000. This decrease is primarily due to debt extinguishment costs related to the loan defeasances we completed during the first half of 2007, impairment charges related to our development projects and decreased income from development projects in 2007, partially offset by the sale of a portion of our interest in WALLC as described above. The following table reflects the calculations of FFO (in thousands):

	Six Months Ended June 30,
	2007	2006
Net income	$41	$9,041
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	14,534	12,385
Add: Income tax expense from sale of properties and investments in joint ventures (net of minority interest share of taxes)	5,098	8,329
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	(12,744)	(20,823)
Funds from operations	$6,929	$8,932
Net income per common share	$0.01	$1.65
Funds from operations per common share	$1.27	$1.63

Liquidity and Capital Resources

General.   At June 30, 2007 our consolidated current cash and cash equivalents and investments that are principally short-term were $93,125,000. Of this amount, approximately $33,000,000 is either maintained for working capital purposes or represents our joint venture partner’s share of cash at our consolidated joint ventures. The remaining amount is available, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000, for funding future acquisitions, investments in development projects, capital expenditures, and required loan payments. In addition, under our line of credit, we have as of the time of this filing available borrowing capacity of $50,000,000, subject to certain restrictive covenants and sub-limits.

Short-Term Liquidity.   Our most material short-term liquidity requirements for the remainder of the year ended December 31, 2007 relate to interest and scheduled principal payments on our outstanding mortgage debt that total approximately $21,000,000 based on existing debt and variable interest rates as of June 30, 2007 and required payments on our development loans. Other short-term liquidity requirements include capital improvements at our existing properties, recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions, and general and administrative expenses. In addition, we intend to make additional acquisitions that will require the use of capital. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, proceeds from loan refinancings and, to the extent necessary, from our available cash on hand at June 30, 2007.

A number of factors could affect our cash provided from operations, including a change in occupancy levels and leasing rates caused by tenants’ perception about the attractiveness of the property relative to competing properties, the physical deterioration of the property, competitive pressure caused by newly developed properties within the same geographic market, and rent concessions offered by competitors. Furthermore, an economic downturn in the markets in which we operate could affect the ability of tenants to meet their rental obligations, the likelihood that tenants will renew their leases and our ability to lease the space on economically favorable terms.

Future Capital Requirements.   Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in 9.2 years, beginning in 2010. We anticipate meeting these liquidity requirements through debt refinancings, draws on our line of credit, asset dispositions and available cash on hand.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000 and minimum annual funds from operations, as defined, of $15,000,000. We are in compliance with our loan covenants as of June 30, 2007.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any collateral for the loan.

Operating Activities.   For the six months ended June 30, 2007, net cash used in operating activities was $4,555,000.

Investing Activities.   For the six months ended June 30, 2007, net cash used in investing activities totaled $58,091,000 primarily due to the acquisition of three commercial office properties and one residential property, development activity at our investment development projects and increased investments in municipal obligations and partially offset by proceeds from asset sales and a decrease in restricted cash.

Financing Activities.   For the six months ended June 30, 2007, net cash provided by financing activities totaled $72,366,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties, and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments and amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements.

Excess cash flow generated from our properties’ operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

GUARANTIES

Symphony House   Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $24,525,000 in the first quarter of 2006 upon the joint venture obtaining in excess of $83,500,000 in sales contracts and will be further reduced to $9,810,000 once net sales proceeds reach 110% of the outstanding principal balance of the loan. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture. We have a liability of $20,000 included in other liabilities, which is our estimate of the fair value of this guaranty at June 30, 2007.

Venice Lofts   We have provided a guarantee to the lender on a $8,500,000 mezzanine construction loan for Venice Lofts (in which affiliates of the Company are investors), that should the interest rate on the project’s $30,000,000 variable-rate senior construction loan exceed 6.5%, the difference between the interest due and a calculation of interest due based on 6.5% interest rate, will be kept current. The amount outstanding under the senior loan totaled $27,571,000 at June 30, 2007 and all the loan interest payments were current as of that date. In July 2007 this loan was refinanced.

Devon Square   We have guarantied repayment of the entire loan balance outstanding under a $21,350,000 acquisition and construction loan obtained by Devon Square. Our equity partner in the venture has provided the same guaranty. Funding of the guaranty would increase our equity participation in the venture. The loan matures in August 2007. At June 30, 2007, the balance outstanding under the loan totaled $18,819,000.

640 North Broad   In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities.

Guilford Properties   We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At June 30, 2007, the balance outstanding under the loan totaled $6,438,000.

Holliday Properties   We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At June 30, 2007, the balance outstanding under the loan totaled $4,278,000.

MASTER LEASES

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

At June 30, 2007, $70,852,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at June 30, 2007, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $709,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

At June 30, 2007, $621,800,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at June 30, 2007, the estimated fair value of our fixed-rate debt was $587,525,000.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.

After discovering errors in our statement of cash flows for the year ended December 31, 2006, that required restatement and resulted in the filing of an Amendment to our Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the errors resulting in the restatement of our statements of cash flows were the result of a material weakness in internal controls over financial reporting with respect to the preparation of the statement of cash flows, specifically as it pertains to the identification of non-cash activity and the proper classification of development and homebuilding activities.

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

Taking into account the steps taken to remedy the material weaknesses identified above, the Chief Executive Officer and Chief Financial Officer have concluded that the current design and operation of disclosure controls and procedures are effective.

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

None

Item 3.                        Defaults Upon Senior Securities.

None

Item 4.                        Submission of Matters to Vote of the Security Holders.

The annual meeting of the stockholders was held on June 13, 2007. The stockholders approved the election of the following directors for a one year term:

	Votes for	Votes withheld
Benjamin C. Auger	5,116,785	205,500
Charles S. Bresler	5,320,835	1,450
Sidney M. Bresler	5,321,785	500
Gary F. Bulmash	5,115,935	206,350
John P. Casey	5,321,785	500
Gretchen M. Dudney.	5,116,785	205,500
Michael W. Malafronte	5,116,785	205,500
Burton J. Reiner	5,320,935	1,350
Randall L. Reiner	5,116,885	205,400

The stockholders also ratified the appointment of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2007 with 5,117,285 affirmative votes, 205,000 negative votes and 0 abstentions.

The stockholders also ratified our Stock Appreciation Rights Plan along with an amendment with 4,897,362 affirmative votes, 15,680 negative votes and 331,879 abstentions.

Item 5.                        Other Information.

None

Item 6.                        Exhibits.

A.                Exhibits

Exhibit Number	Description of Document
10.1	First Amendment to Bresler & Reiner 2006 Stock Appreciation Rights Incentive Plan. (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Executive Vice President—Finance and Chief Financial Officer. (Filed herewith.)
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

BRESLER & REINER, INC.
August 14, 2007	By:	/s/ SIDNEY M. BRESLER
Sidney M. Bresler
Chief Executive Officer
	By:	/s/ DARRYL M. EDELSTEIN
Darryl M. Edelstein
Executive Vice President—Finance and Chief Financial Officer