Form 10-Q
period 2007-09-30
BRESLER & REINER INC
filed 2007-11-14
CIK 14073

Use these links to rapidly review the document
BRESLER & REINER, INC. FORM 10-Q SEPTEMBER 30, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of November 12, 2007.

EXPLANATORY NOTE

        As described in Note 16 to our condensed consolidated financial statements, this Form 10-Q for the three and nine month periods ended September 30, 2007 includes a restatement of our condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

        We have not amended and do not intend to amend our previously filed interim report for the three and nine month periods ended September 30, 2006 on Form 10-Q as the period affected by the restatement described above has been amended in this filing.

BRESLER & REINER, INC.

FORM 10-Q

SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

	2007	2006
ASSETS
Real Estate:
Rental property and equipment	$620,897,000	$513,752,000
Property and land development	114,473,000	167,521,000

Real estate, at cost	735,370,000	681,273,000
Less: Accumulated depreciation	(57,406,000)	(42,821,000)

Total real estate, net	677,964,000	638,452,000
Assets held for sale	—	25,927,000
Receivables:
Income taxes receivable	1,034,000	644,000
Mortgage and notes receivable	4,656,000	5,438,000
Other receivables, net	6,950,000	6,996,000
Cash and cash equivalents	22,842,000	18,191,000
Restricted cash and deposits held in escrow	39,015,000	46,953,000
Investments, principally available-for-sale securities	41,588,000	36,829,000
Investments in and advances to joint ventures	94,263,000	30,403,000
Deferred charges and other assets, net	48,572,000	45,788,000

Total assets	$936,884,000	$855,621,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$693,602,000	$582,435,000
Notes due to related parties	39,283,000	—
Liabilities of assets held for sale	—	29,704,000
Accounts payable, trade and accrued expenses	14,768,000	19,358,000
Deferred income taxes payable	15,035,000	11,146,000
Other liabilities	26,491,000	28,258,000

Total liabilities	789,179,000	670,901,000
Minority interest	14,894,000	43,496,000
SHAREHOLDERS' EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of September 30, 2007 and December 31, 2006.	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	127,238,000	135,651,000
Accumulated other comprehensive loss	(203,000)	(203,000)

Total shareholders' equity	132,811,000	141,224,000

Total liabilities and shareholders' equity	$936,884,000	$855,621,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
OPERATING REVENUES
Development sales	$5,189,000	$12,647,000
Rentals—commercial	17,039,000	15,917,000
Rentals—residential	4,230,000	2,594,000
Hospitality	534,000	866,000
Other	2,352,000	77,000

Total operating revenues	29,344,000	32,101,000

COSTS AND EXPENSES
Cost of development sales	4,811,000	11,534,000
Rental expense—commercial
Operating expenses	8,699,000	7,172,000
Depreciation and amortization expense	7,136,000	5,301,000
Rental expense—residential
Operating expenses	2,726,000	1,132,000
Depreciation and amortization expense	1,158,000	600,000
Hospitality expense
Operating expenses	527,000	683,000
Depreciation and amortization expense	82,000	32,000
General and administrative expense	2,438,000	2,426,000
Loss on impairment of assets	4,849,000	1,494,000
Other expenses	(14,000)	40,000

Total operating expenses	32,412,000	30,414,000

Total operating (loss) income	(3,068,000)	1,687,000
OTHER INCOME (EXPENSES)
Interest income	789,000	574,000
Interest expense	(10,868,000)	(7,488,000)
Debt extinguishment costs	(1,667,000)	(1,047,000)
Gain on sale of investments in joint ventures	—	2,000

Loss before income taxes, income from investments in joint ventures, minority interest and loss from discontinued operations	(14,814,000)	(6,272,000)
Income from investments in joint ventures	10,942,000	284,000
Minority interest	(5,886,000)	(335,000)

Loss before income taxes and discontinued operations	(9,758,000)	(6,323,000)
Benefit for income taxes	3,797,000	2,158,000

Loss from continuing operations	(5,961,000)	(4,165,000)
Loss from discontinued operations, net of income taxes and minority interest	(28,000)	(2,579,000)

Net loss	$(5,989,000)	$(6,744,000)

LOSS PER SHARE OF COMMON STOCK
Basic and Diluted:
Loss from continuing operations	$(1.09)	$(0.76)
Loss from discontinued operations, net of income taxes and minority interest	—	(0.47)

Net loss	$(1.09)	$(1.23)

Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
		(As Restated See Note 16)
OPERATING REVENUES
Development sales	$6,141,000	$23,690,000
Rentals—commercial	50,539,000	42,010,000
Rentals—residential	11,957,000	7,457,000
Hospitality	2,228,000	2,641,000
Other	2,441,000	347,000

Total operating revenues	73,306,000	76,145,000

COSTS AND EXPENSES
Cost of development sales	5,767,000	21,011,000
Rental expense—commercial
Operating expenses	23,975,000	17,368,000
Depreciation and amortization expense	19,439,000	14,870,000
Rental expense—residential
Operating expenses	6,805,000	3,211,000
Depreciation and amortization expense	3,551,000	1,684,000
Hospitality expense
Operating expenses	1,787,000	1,831,000
Depreciation and amortization expense	243,000	98,000
General and administrative expense	9,109,000	9,434,000
Loss on impairment of assets	7,799,000	1,494,000
Other expenses	23,000	40,000

Total operating expenses	78,498,000	71,041,000

Total operating (loss) income	(5,192,000)	5,104,000
OTHER INCOME (EXPENSES)
Interest income	2,652,000	1,509,000
Interest expense	(29,157,000)	(19,515,000)
Debt extinguishment costs	(5,798,000)	(1,047,000)
Gain on sale of investments in joint ventures	22,933,000	18,285,000

(Loss) income before income taxes, income from investments in joint ventures, minority interest and income (loss) from discontinued operations	(14,562,000)	4,336,000
Income from investments in joint ventures	12,352,000	723,000
Minority interest	(14,793,000)	(887,000)

(Loss) income before income taxes and discontinued operations	(17,003,000)	4,172,000
Benefit (provision) for income taxes	7,209,000	(1,339,000)

(Loss) income from continuing operations	(9,794,000)	2,833,000
Income (loss) from discontinued operations, net of income taxes and minority interest	3,846,000	(536,000)

Net (loss) income	$(5,948,000)	$2,297,000

(LOSS) INCOME PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(1.79)	$0.52
Income (loss) from discontinued operations, net of income taxes and minority interest	0.70	(0.10)

Net (loss) income	$(1.09)	$0.42

Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
		(As Restated See Note 16)
OPERATING ACTIVITIES:
Net (loss) income	$(5,948,000)	$2,297,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization (including discontinued operations)	22,755,000	17,213,000
Gain on sale of properties and investments in joint ventures	(31,465,000)	(27,577,000)
Income from investments in joint ventures	(12,352,000)	(723,000)
Minority interest expense (including discontinued operations)	14,793,000	5,908,000
Deferred income taxes	3,889,000	2,044,000
Loss on impairment of assets (including discontinued operations)	8,312,000	5,801,000
Amortization of finance costs	693,000	530,000
Bad debt expense	1,507,000	430,000
Property and land development	(4,931,000)	(6,846,000)
Distributions of income from investments in joint ventures	391,000	215,000
Debt extinguishment costs (including discontinued operations)	6,925,000	1,047,000
Forfeited homebuilder deposits	(2,141,000)	—
Changes in assets and liabilities:
Receivables	(2,173,000)	(3,943,000)
Other assets	(10,200,000)	(3,666,000)
Other liabilities	1,635,000	6,620,000

Total adjustments	(2,362,000)	(2,947,000)

Net cash used in operating activities	(8,310,000)	(650,000)

INVESTING ACTIVITIES:
Investment in joint ventures	(27,709,000)	(382,000)
Distributions from joint ventures in excess of income	2,680,000	687,000
Deposits for property acquisitions	—	(806,000)
Decrease (increase) in restricted cash and deposits held in escrow	7,938,000	(11,631,000)
Net increase in investments, principally available-for-sale securities	5,534,000	24,050,000
Purchase of rental property and equipment	(93,271,000)	(164,172,000)
Purchase of property and land development	(10,209,000)	(8,947,000)
Decrease in mortgage and notes receivable	505,000	8,000
Proceeds from sale of properties and investments in joint ventures	64,499,000	57,162,000

Net cash used in investing activities	(50,033,000)	(104,031,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	268,697,000	200,796,000
Repayment of mortgage and construction loans and other debt	(111,495,000)	(56,612,000)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(87,637,000)	(23,562,000)
Contributions from minority partners	4,089,000	3,630,000
Distributions to minority partners	(4,800,000)	(4,787,000)
Debt financing charges	(3,395,000)	(4,086,000)
Dividends paid	(2,465,000)	(822,000)

Net cash provided by financing activities	62,994,000	114,557,000

Net increase in cash and cash equivalents	4,651,000	9,876,000
Cash and cash equivalents, beginning of the period	18,191,000	10,820,000

Cash and cash equivalents, end of the period	$22,842,000	$20,696,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$27,365,000	$20,614,000
Income taxes (current and estimated)	2,115,000	1,768,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed on acquisitions	$—	$44,172,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	87,637,000	23,562,000
Mortgage notes payable legally defeased	81,733,000	22,227,000
Trust preferred debt issued for common stock	—	930,000
(Decrease) increase in liabilities related to loan guaranties	(174,000)	300,000
Accrued purchases of real estate	263,000	1,387,000

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year.

        These condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R Consolidation of Variable Interest Entities. Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures relating to contingent liabilities. Consequently, actual results could differ from those estimates that have been reported in our condensed consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgment include the allocation of purchase price and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; the determination of consolidation methodology for joint ventures; the valuation of assumed debt; the valuation of guarantees related to debt on entities that we do not consolidate; and the recording of impairment losses.

RECLASSIFICATIONS

        Certain amounts reported in the 2006 consolidated financial statements have been reclassified to conform to the current year presentation related to assets held for sale.

2.    NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued Statement No. 157 Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for, among other things, the definition of fair value, establishes a framework for measuring fair value and provides guidance on additional required disclosures of fair value measurement. The provisions of SFAS No. 157 are effective for us on January 1, 2008. Management is in the process of evaluating the impact of this new standard on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Management is in the process of evaluating the impact of this new standard on our consolidated financial statements.

3.    SIGNIFICANT TRANSACTIONS, ACQUISITIONS AND DISPOSITIONS

        During the nine months ended September 30, 2007, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gain or loss on sale of assets has been calculated and recorded as of the date of the disposal. All the acquisitions have been consolidated into our condensed consolidated financial statements.

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

        14800 St. Mary's Lane    In February 2007, we acquired an 85,000 square foot commercial office building located in Houston, Texas for a purchase price of $9,650,000. We placed a ten-year $8,200,000 mortgage loan on the building bearing a fixed interest rate of 5.75%. The loan requires interest-only payments during the first five years of the loan term.

        14825 St. Mary's Lane    In February 2007, we acquired a 45,000 square foot commercial office building located in Houston, Texas for a purchase price of $4,845,000. We placed a ten-year $4,200,000 mortgage loan on the building bearing a fixed interest rate of 5.67%. The loan requires interest-only payments during the first three years of the loan term.

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

SIGNIFICANT TRANSACTIONS

        Waterfront Complex    In October 2002, B&R Waterfront Properties LLC ("BRW"), a 54% owned subsidiary of ours, formed a joint venture, called Waterfront Associates LLC ("WALLC"), with K/FCE Investment LLC ("K/FCE"), to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements and a ground lease expiring in 2058, relating to the Waterfront Complex to WALLC. Based on the terms of the agreement K/FCE had the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

        In March 2007, in accordance with an amended and restated operating agreement of WALLC, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC, all of which was distributed by WALLC to BRW (the "equalization payment"). BRW recorded an $18,721,000 gain related to its receipt of the equalization payment, representing the difference between the proceeds received and the proportionate cost of the real estate underlying the partnership interest that was effectively sold to K/FCE. The gain is included in gain on sale of investments in joint ventures with an offsetting minority interest expense of $8,612,000, reflecting the 46% minority interest in BRW at the time of the sale, in the accompanying consolidated statements of operations.

        Trilon and West Office    In July 2007 we purchased 99.9% of the outstanding limited partnership interests in Trilon Plaza Company ("Trilon") for $54,254,000 and 99.3% of the outstanding membership interests in West Office, LLC ("West Office") for $15,367,000. In addition to cash and short-term investments totaling approximately $17,743,000 at the time of purchase, Trilon and West Office's principal assets are their combined 46% interest in BRW.

        The purchase price of the interests in Trilon and West Office includes a valuation of their interest in the Waterfront Complex, based on an estimate of the present value of the anticipated future cash flows that are forecasted to be generated from the development of the Waterfront Complex. As a result of the purchase we have recorded an increase in our investment in WALLC of approximately $26,400,000.

        The purchase was funded through the issuance of $46,850,000 of promissory notes maturing in three years and carrying an interest rate of 7.5% (see Note 9 to the condensed, consolidated financial statements), with the remaining $22,771,000 funded with cash. The promissory notes require initial principal payments totaling $11,713,000 with the remaining amounts self-amortizing over the notes' term.

        As a result of the acquisition, investments in principally available for-sale securities increased by $16,068,000, investments in and advances to joint ventures increased by $28,365,000 and minority interest liability decreased by $22,763,000. Of these amounts, $10,293,000, $19,683,000 and $16,176,000, respectively were deemed to be non-cash activities due to our issuing the promissory notes in connection with the purchase.

        Crisfield    In July 2007, we terminated an agreement with a homebuilder for the sale of developed lots in Crisfield, Maryland as a result of the homebuilder's default under this agreement. In conjunction with the termination of the agreement the homebuilder forfeited its remaining deposit with us totaling $2,141,000. We have included this forfeited deposit in other revenues in the accompanying condensed consolidated statements of operations. We have also recorded an impairment charge for the three and nine months ended September 30, 2007 totaling $2,626,000 to reduce the carrying amount of the project to its estimated fair value less costs to sell.

DISPOSITIONS

        Inn at the Colonnade    In January 2007, we sold the Inn at the Colonnade, a 125 room hotel located in Baltimore, Maryland, for $15,000,000 and recorded a pre-tax gain on sale of $7,409,000, net of debt extinguishment costs. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt.

        1105 Market Street    In February 2007, we sold 1105 Market Street, a 173,000 square foot commercial office building located in Wilmington, Delaware, for $18,500,000. At the time of the sale, the sales price approximated the carrying value of the property, as adjusted for impairment. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

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

        Arbor Crest    In April 2007, we sold our 33% interest in an unconsolidated entity that owned Arbor Crest, an 80 unit age-restricted residential property. We received $1,035,000 from the sale and recorded a pre-tax gain on sale of $1,392,000 that is included in gain on sale of investments in joint ventures in the accompanying condensed consolidated statements of operations. The gain in excess of the cash received is the result of a negative basis in our investment that arose from distributions we received upon a refinancing of the property.

4.    INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

        At September 30, 2007, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage(1)
Guilford Properties Master LLC ("Guilford Properties")(2)	51%
Holliday Properties Master LLC ("Holliday Properties")(2)	51%
Redwood Commercial Management, LLC ("Redwood Commercial")	50%
Tech-High Leasing Company ("Tech-High Leasing")	50%
Waterfront Associates, LLC ("WALLC")(3)(4)	50%
Venice Lofts Associates LP ("Venice Lofts")	22%
Symphony House Associates LP ("Symphony House")	22%
B&R Devon Square Owner, LP ("Devon Square")	6%
Waterside Towers, LLC ("Waterside Towers")(4)	5%
Trilon Townhouses, LLC ("Trilon Townhouses")(4)	5%

(1)
Represents our effective ownership of the underlying property.

(2)
Since the Company is not the primary beneficiary of this variable interest entity we have not consolidated the venture into our condensed consolidated financial statements.

(3)
Prior to March 2007, BRW consolidated the assets, liabilities and operations of WALLC, in accordance with FIN 46R because WALLC was deemed to be a variable interest entity and we were deemed to be the primary beneficiary of the entity. Subsequent to the equalization payment, as described in Note 3 to the condensed consolidated financial statements, we reassessed the designation of primary beneficiary of WALLC and determined that BRW was no longer the primary beneficiary since K/FCE is subject to a majority of the potential variability in gains and losses of the entity. We have therefore accounted for BRW's investment in WALLC under the equity method as of March 1, 2007. As a result, total assets in our consolidated balance sheet decreased by $26,913,000, total liabilities decreased by $713,000 and minority interest liability decreased by $26,200,000.

(4)
In July 2007, we purchased the partnership interests in Trilon (see Note 3 to the condensed, consolidated financial statements), which owns a 46% interest in BRW and a 5% interest each in both Waterside Towers and Trilon Townhouses which own 414 apartments and 20 townhouses in Washington DC, respectively.

        Below are condensed combined balance sheets for our unconsolidated joint venture entities as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
ASSETS
Cash	$33,856	$3,138
Property under development	191,578	141,601
Rental property and equipment	67,163	39,588
Other assets	6,525	4,391

Total assets	$299,122	$188,718

LIABILITIES AND EQUITY
Mortgages and notes	$110,955	$137,677
Other liabilities	16,604	18,498

Total liabilities	127,559	156,175
Equity	171,563	32,543

Total liabilities and equity	$299,122	$188,718

Company's interest in equity(1)	$63,543	$29,366

(1)
In 2005 and 2006 Bresler & Reiner Statutory Trust I and Bresler & Reiner Statutory Trust II ("the Trusts"), wholly owned subsidiaries of the Company, sold in a private placement $40,000,000 and $30,000,000, respectively of trust preferred securities. Since we are not the primary beneficiary in either of the Trusts, we have accounted for our investment in these entities under the equity method in accordance with FIN46R. Included in the Company's interest in equity is $2,199,000 at September 30, 2007 and $2,202,000 at December 31, 2006 of equity in the Trusts.

        The difference between the carrying amount of our investment in joint ventures and our accumulated membership interest noted above is primarily due to an increase in our investment in WALLC, as a result of our purchase of Trilon and West Office, as well as capitalized interest on our investment balance in joint ventures that own real estate under development, and the fair value of loan guaranties we have provided. The increase in our investment in WALLC will be expensed as developed condominium units are sold or depreciated over the useful lives of commercial and residential assets after it has been placed in service. The capitalized interest is expensed as the development units are sold or depreciated over the useful life of the asset after it has been placed in service.

        Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended September 30,
	2007	2006
Operating revenues	$87,960	$2,209
Operating expenses	63,642	1,127
Interest expense	275	623
Depreciation and amortization expense	788	399

Net income	$23,255	$60

Company's equity in earnings of unconsolidated joint ventures	$10,942	$284

	Nine Months Ended September 30,
	2007	2006
Operating revenues	$99,145	$8,438
Operating expenses	71,250	4,423
Interest expense	974	2,095
Depreciation and amortization expense	1,114	1,482

Net income	$25,807	$438

Company's equity in earnings of unconsolidated joint ventures	$12,352	$723

5.    OTHER ASSETS AND OTHER LIABILITIES

        In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$49,866	$30,225	$47,408	$21,626
Acquired in-place lease liabilities	12,499	5,743	12,182	4,446

        The amortization of acquired in-place lease assets included in depreciation and amortization expense, totaled $2,939,000 and $2,812,000 for the three months ended September 30, 2007 and 2006, respectively and totaled $7,949,000 and $8,524,000 for the nine months ended September 30, 2007 and 2006, respectively.

        The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $150,000 and $514,000 for the three months ended September 30, 2007 and 2006, respectively and totaled $675,000 and $1,515,000 for the nine months ended September 30, 2007 and 2006, respectively.

        The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the next five fiscal years is as follows (in thousands):

2008	$1,142
2009	1,087
2010	638
2011	569
2012	368

        The estimated annual amortization of acquired in-place lease assets to be included in depreciation and amortization expense for each of the next five fiscal years is as follows (in thousands):

2008	$5,195
2009	3,761
2010	2,344
2011	1,729
2012	943

6.    MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT

Property(1)	Interest Rate(2)	Maturity	September 30, 2007(3)	December 31, 2006(3)
Fort Washington	5.60%	2014	$46,721	$47,249
Victoria Place Apartments(4)	5.73%	2017	46,000	32,341
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Valley Square	6.30%	2016	37,500	37,500
Westbury	6.03%	2017	36,000	—
919 Market Street	5.52%	2015	35,600	35,600
Blue Bell Plaza	5.65%	2016	29,800	29,800
Versar Center(4)	6.41%	2017	28,000	17,626
Red Mill Pond—Development Loans(4)	LIBOR + 325 basis pts. (9)	2010	23,465	24,488
Red Mill Pond—Promissory Note	6.00%	2012	8,115	8,115
Intercontinental	6.18%	2017	20,500	—
Sudley N. Bldgs. A, B, C, and Bank Bldg(4)	5.75%	2017	18,500	11,108
Mearns Park	6.17%	2016	16,500	16,500
West Germantown Pike	5.90%	2033	15,449	15,626
One Northbrook	5.75%	2014	14,609	14,770
Cross Keys	6.33%	2016	14,500	14,500
Huntington at Sundance(5)	7.28%	2039	14,367	14,454
510 Township Road(4)	5.71%	2017	14,000	10,760
Wynwood	5.62%	2016	11,800	11,800
1150 Northbrook Commercial Bldg	LIBOR + 170 basis pts.	2009	11,226	4,103
900 Northbrook	5.98%	2013	10,678	10,792
10333 Harwin Drive	5.78%	2016	10,433	10,532
Sudley N. Building D(4)	5.75%	2017	10,400	6,114
Fort Hill(4)	5.75%	2017	10,400	5,428
102 Pickering Way(5)	6.50%	2013	9,838	9,940
Commerce Park North	6.14%	2016	9,392	9,400
Crisfield	LIBOR + 200 basis pts.	2008	8,735	11,700
14800 St. Mary's Lane	5.75%	2017	8,200	—
Seaside(4)	Lender's Prime Rate	2008	7,870	12,813
9950 Westpark	6.37%	2016	6,291	6,342
1120 NASA Parkway(5)	5.41%	2015	5,153	5,208
17043-49 El Camino	5.78%	2016	4,976	5,024
950 Threadneedle	5.75%	2017	4,300	—
14825 St. Mary's Lane	5.67%	2017	4,200	—
8700 Commerce Drive(5)	5.24%	2015	3,768	3,809
400 South Philadelphia Avenue	Lender's Prime + 100 basis pts.	2008	3,679	6,400
Quality Inn	7.88%	2011	3,447	3,500
1110 NASA Parkway(5)	5.55%	2014	3,372	3,408
Sudley South Building No. III	LIBOR + 165 basis pts.	2008	3,024	2,855
1100 NASA Parkway(5)	6.12%	2012	2,798	2,830
1717 Portway Plaza(5)	5.75%	2013	2,680	2,711

Total mortgage and construction loans			$615,786	$504,646
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	30,930
Corporate—Due to Related Parties(7)	7.50%	2011	35,138	—
B&R Philadelphia Condo Investors—Due to Related Parties(8)	15%	2008	4,145	—
Corporate	LIBOR + 250 basis pts.	2009	4,000	4,000
Other	(6)	(6)	1,409	1,409

Total mortgage and construction loans and other debt including related party debt before debt related to assets held for sale			$732,646	$582,223
Debt Related to Assets Held For Sale
1105 Market Street	LIBOR + 195 basis pts.	2007	—	19,000
Inn at the Colonnade	7.45%	2011	—	9,458

Total mortgage and construction loans and other debt and debt related to assets held for sale			$732,646	$610,681

(1)
Note is secured by the property, unless otherwise noted.

(2)
Unless noted otherwise LIBOR rate is the one-month LIBOR rate which was 5.12% and 5.35% at September 30, 2007 and December 31, 2006 respectively.

(3)
Generally our mortgage loans have 10-year terms and 30-year amortization schedules.

(4)
Note was refinanced or amended in 2007. The interest rate and maturity date reflect the terms of the new or amended loan.

(5)
The debt shown for these properties does not include the related premium or discount.

(6)
Includes a deferred purchase money promissory note.

(7)
Loans relate to promissory notes issued to our affiliates in connection with the purchase of the equity interests in Trilon and West Office (see Note 9 to the condensed consolidated financial statements).

(8)
Loan relates to promissory notes issued to our affiliates in connection with the refinancing of the Venice Lofts loan (see Note 9 to the condensed consolidated financial statements).

(9)
LIBOR rate for this loan is three-month LIBOR rate which was 5.23% at September 30, 2007.

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

LOAN DEFEASANCES

        During the nine months ended September 30, 2007 we defeased four mortgage loans collateralized by our properties by purchasing US Treasury Securities ("Securities"). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Since the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. Following is a description of the mortgage loans that were defeased:

        Versar Center    In July 2007, we defeased the $17,454,000 loan collateralized by the Versar Center and placed a $28,000,000 ten-year mortgage loan on the property bearing a fixed interest rate of 6.41%. Interest-only payments are due during the first four years of the loan term. We incurred debt extinguishment costs of $1,667,000 related to the defeasance.

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

        Ft. Hill    In March 2007, we defeased the $5,409,000 loan collateralized by Ft. Hill and placed a $10,400,000 ten-year mortgage loan on the property bearing a fixed interest rate of 5.75%. Interest-only payments are due during the first five years of the loan term. We recorded debt extinguishment costs, net of minority interest, of $646,000 related to the defeasance.

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

INTEREST RATE SWAP

        Red Mill Pond    In August 2007, we amended the terms of the loan secured by the Red Mill Pond development project. The amended terms reflect an initial principal balance of $22,000,000 and a three year loan term. The loan bears interest at three-month LIBOR plus 3.25%. In connection with the loan, we entered into a three-year interest rate swap agreement, indexed to the three-month LIBOR rate, for a portion of the loan balance outstanding. Notional amounts under the swap agreement total $10,000,000, $6,000,000 and $3,000,000 during the first, second and third year of the loan term, respectively. The swap agreement has fixed the three-month LIBOR rate at 5.2% over the loan term. We have recorded at September 30, 2007 an interest rate swap liability included in other liabilities in our condensed consolidated financial statements, totaling $93,000 related to the fair value of this swap agreement, based on a 4.7% three-month LIBOR swap rate on this date. Because this derivative does not qualify for hedge accounting we have recorded a corresponding increase in interest expense for the three and nine months ended September 30, 2007.

OTHER

        We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations. However, they may under certain conditions provide for accelerated repayments, if requested by the lender.

        We have a $50,000,000 line of credit that had no amounts outstanding as of September 30, 2007.

        Several of our loans contain financial covenants. The most stringent of these covenants require that we maintain a minimum net worth of $130,000,000, a minimum liquidity of $30,000,000, and a minimum annual Funds From Operations as defined by the National Association of Real Estate Investment Trusts and adjusted for income tax expense on property sales, of $15,000,000. As of September 30, 2007, we are in compliance with our debt covenants.

        Included in mortgage and construction loans and other debt on the balance sheets are fair value adjustments on assumed debt. The net unamortized fair value premium was $239,000 at September 30, 2007 and $212,000 at December 31, 2006.

        As part of our construction and development activities, we capitalized $1,681,000 and $1,958,000 of interest for the three months ended September 30, 2007 and 2006, respectively and capitalized $4,991,000 and $5,524,000 of interest for the nine months ended September 30, 2007 and 2006 respectively.

7.    LOSS ON IMPAIRMENT OF ASSETS

        We have reviewed the carrying value of our rental property and equipment as well as our property and land under development to determine whether the expected future cash flows of these projects exceed their recorded carrying amounts.

        In making judgments regarding the fair value of our development projects, management has determined the fair value based on the present value of the estimated future discounted cash flows of the projects. To calculate this present value management has relied on a number of assumptions including: sales prices of the units being sold; appropriate growth rates in prices; the absorption rate of units being sold; the cost to construct condominiums or townhouses on the land; and an appropriate discount rate given the relative risk of the cash flows.

        Based on our analyses we have recorded impairment charges for the Seaside and Crisfield development projects totaling $2,223,000 and $2,626,000, respectively for the three months ended September 30, 2007 and we have recorded impairment charges for the Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects, totaling $2,223,000, $2,626,000, $2,219,000 and $731,000, respectively for the nine months ended September 30, 2007, to reduce the carrying value of these projects to their estimated fair values less costs to sell, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

8.    DISCONTINUED OPERATIONS

        The results of operations and gains on sale for 1105 Market Street and the Inn at the Colonnade are included in income from discontinued operations, net of income taxes and minority interest, for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, income from discontinued operations, net of income taxes and minority interest include the results of operations from the Washington Business Park portfolio, the 7800 Building, Charlestown North, 1105 Market Street and the Inn at the Colonnade, and the results of operations and gains on sales of four properties in Baltimore, Maryland.

        In January 2007, we sold the Inn at the Colonnade for $15,000,000 and recorded a pre-tax gain on sale of $7,409,000, net of debt extinguishment costs of $1,127,000. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt of $9,428,000.

        In February 2007, we sold 1105 Market Street, for $18,500,000. At the time of the sale, the sales price approximated the carrying value of the property, as adjusted for impairment. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

        The following summary presents the combined operating results of and gains on sale from properties we have classified as discontinued operations (in thousands):

	Three Months Ended September 30,
	2007	2006
Revenues	$—	$147

(Loss) income before gain on sale, loss on impairment of assets, minority interest, debt extinguishment costs, and provision for income taxes	$(47)	65
Gain on sale	—	—
Loss on impairment of assets	—	(4,307)
Minority interest	—	(57)
Benefit for income taxes	19	1,720

Loss from discontinued operations, net of tax and minority interest	$(28)	$(2,579)

	Nine Months Ended September 30,
	2007	2006
Revenues	$7,676	$16,183

Loss before gain on sale, loss on impairment of assets, minority interest, debt extinguishment costs, and provision for income taxes	$(482)	$(858)
Gain on sale	8,532	9,292
Debt extinguishment costs	(1,127)	—
Loss on impairment of assets	(513)	(4,307)
Minority interest	—	(5,021)
(Provision) Benefit for income taxes	(2,564)	358

Income (loss) from discontinued operations, net of tax and minority interest	$3,846	$(536)

9.    RELATED PARTY TRANSACTIONS

        In July 2007, we purchased substantially all of the outstanding limited partnership and membership interests in Trilon and West Office (see Note 3 to the condensed consolidated financial statements). Prior to the purchase, the Chairman of the Board of Directors of the Company and another Board of Directors member (Company affiliates) owned a total 88.3% interest in Trilon and 21.1% interest in West Office. These Company affiliates received a total of $51,213,000, including $4,363,000 in cash and $46,850,000 in promissory notes from the Company bearing an interest rate of 7.5% and maturing in three years. In accordance with the terms of the promissory notes initial principal payments totaling $11,713,000 were made at the time the notes were issued. The remaining principal due under the notes will self-amortize over the note's term.

        In July 2007, Venice Lofts repaid the development and construction loans securing the property and obtained a ten-year $38,000,000 loan bearing an interest rate of 6.4% with interest-only payments due during the first five years of the loan term. In connection with the repayment of the loans, B&R Philadelphia Condo Investors, a 44% owned subsidiary of the Company, which has a 50% interest in Venice Lofts, contributed $6,700,000 to the venture. In connection with the funding of this contribution, the Chairman of the Board of Directors provided a one-year $4,400,000 loan bearing interest at 15%, which is a comparable rate to the mezzanine portion of the debt that was repaid.

10.    COMMITMENTS AND CONTINGENCIES

GUARANTIES

        Symphony House    Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $9,810,000 by September 30, 2007 upon the project achieving a certain sales target. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

        Devon Square    We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At September 30, 2007, the balance outstanding under the loan totaled $19,861,000. Funding of the guaranty would increase our equity participation in the venture.

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

        Guilford Properties    We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At September 30, 2007, the balance outstanding under the loan totaled $6,567,000.

        Holliday Properties    We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At September 30, 2007, the balance outstanding under the loan totaled $4,523,000.

        Waterfront    We have guarantied the reimbursement payment to a partner in WALLC of all costs they may incur under a completion guaranty they have provided on a $45,000,000 pre-development loan obtained by the venture. Funding of the guaranty would increase our equity participation in the venture.

MASTER LEASES

        In support of certain consolidated entities' mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

LITIGATION

        We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

11.    BENEFIT PLAN

        Our net pension cost as determined by SFAS No. 87, Employers' Accounting for Pensions, and the net postretirement benefit cost as determined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, related to our plan includes the following components (in thousands):

	Three Months Ended September 30,
	2007	2006
Defined benefit pension plan
Service cost	$45	$29
Interest cost	34	36
Expected return on plan assets	(32)	(55)
Amortization of prior service cost	4	17
Recognized net actuarial losses	—	22

Total net pension expense	$51	$49

	Nine Months Ended September 30,
	2007	2006
Defined benefit pension plan
Service cost	$135	$87
Interest cost	102	108
Expected return on plan assets	(96)	(165)
Amortization of prior service cost	12	51
Recognized net actuarial losses	—	66

Total net pension expense	$153	$147

        In 2007, we are required to contribute approximately $42,000 to our defined benefit pension plan (our "Plan"). We contributed $100,000 to the Plan in April 2007.

12.    DIVIDENDS

        In January 2007, our Board of Directors declared an annual cash dividend of $0.60 per share of common stock to be paid quarterly. Dividend payments of $0.15 per common share were made on March 15, June 15 and September 17, 2007 to record holders of our common stock as of March 1, June 1 and September 3, 2007, respectively.

13.    INCOME TAXES

        We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), effective January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event that we receive an assessment for interest and/or penalties, our policy is to recognize them as operating expenses. The adoption of this standard effective January 1, 2007 did not have a material impact on our consolidated financial statements as the total amount of unrecognized tax benefits as of the date of adoption was not material. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months. We are subject to examination by respective taxing authorities for the tax years 2003 through 2006.

        SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

        Our provision for income taxes for the three and nine months ended September 30, 2007 and 2006 includes a provision for income taxes on the income from continuing operations as well as a provision for income taxes on the discontinued operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through September 30, 2007 and 2006, respectively.

14.    SEGMENT INFORMATION

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

        Following is a summary of our reportable segments:

Three Months Ended September 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$2,348	$5,189	$—	$17,039	$4,230	$534	$4	$29,344
Cost of development sales	(18)	(4,793)	—	—	—	—	—	(4,811)
Operating expenses	—	—	—	(8,699)	(2,726)	(527)	—	(11,952)
Depreciation and amortization expense	—	—	—	(7,136)	(1,158)	(82)	—	(8,376)
Interest expense	(188)	(285)	(8)	(6,499)	(2,089)	(76)	(1,723)	(10,868)
Income (loss) from investments in joint ventures	—	10,964	—	43	(112)	—	47	10,942
Minority interest	174	(6,174)	—	114	—	—	—	(5,886)
Debt extinguishment costs	—	—	—	(1,667)	—	—	—	(1,667)
Loss on impairment of assets	(4,849)	—	—	—	—	—	—	(4,849)
General, administrative and other expenses	—	—	—	—	—	—	(2,424)	(2,424)
Interest income	—	—	—	—	—	—	789	789

Net (loss) income before income taxes and discontinued operations	$(2,533)	$4,901	$(8)	$(6,805)	$(1,855)	$(151)	$(3,307)	$(9,758)

Nine Months Ended September 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$2,348	$6,141	$—	$50,539	$11,957	$2,228	$93	$73,306
Cost of development sales	(38)	(5,729)	—	—	—	—	—	(5,767)
Operating expenses	—	—	—	(23,975)	(6,805)	(1,787)	—	(32,567)
Depreciation and amortization expense	—	—	—	(19,439)	(3,551)	(243)	—	(23,233)
Interest expense	(387)	(593)	(8)	(17,840)	(5,813)	(225)	(4,291)	(29,157)
Gain on sale of investments in joint ventures	—	—	18,721	2,820	1,392	—	—	22,933
Income (loss) from investments in joint ventures	—	12,178	—	199	(163)	—	138	12,352
Minority interest	174	(6,915)	(8,612)	697	125	—	(262)	(14,793)
Debt extinguishment costs	—	—	—	(5,080)	(718)	—	—	(5,798)
Loss on impairment of assets	(4,849)	(2,950)	—	—	—	—	—	(7,799)
General, administrative and other expenses	—	—	—	—	—	—	(9,132)	(9,132)
Interest income	—	—	—	—	—	—	2,652	2,652

Net (loss) income before income taxes and discontinued operations	$(2,752)	$2,132	$10,101	$(12,079)	$(3,576)	$(27)	$(10,802)	$(17,003)

Assets as of September 30, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$93,034	$16,153	$5,286	$462,825	$150,550	$7,522	$—	$735,370
Accumulated depreciation	—			(40,846)	(10,916)	(5,644)	—	(57,406)
Investments in joint ventures	—	24,383	51,262	499	15,919	—	2,200	94,263
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	61,857	61,857
Investments	—	—	—	—	—	—	41,588	41,588
Other (inc. assets held for sale)	474	176	139	38,067	2,142	464	19,750	61,212

	$93,508	$40,712	$56,687	$460,545	$157,695	$2,342	$125,395	$936,884

Three Months Ended September 30, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$8,255	$4,392	$—	$15,917	$2,594	$866	$77	$32,101
Cost of development sales	(7,877)	(3,657)	—	—	—	—	—	(11,534)
Operating expenses	—	—	—	(7,172)	(1,132)	(683)	—	(8,987)
Depreciation and amortization expense	—	—	—	(5,301)	(600)	(32)	—	(5,933)
Interest expense	—	—	—	(5,237)	(986)	(77)	(1,188)	(7,488)
Gain on sale of investments in joint ventures	—	—	—	2	—	—	—	2
Income (loss) from investments in joint ventures	247	3	—	(29)	8	—	55	284
Minority interest	(262)	—	—	(9)	(22)	—	(42)	(335)
Debt extinguishment costs	—	—	—	(1,047)	—	—		(1,047)
Loss on impairment of assets	—	(1,494)	—	—	—	—		(1,494)
General, administrative and other expenses	—	—	—	—	—	—	(2,466)	(2,466)
Interest income	—	—	—	—	—	—	574	574

Net income (loss) before income taxes and discontinued operations	$363	$(756)	$—	$(2,876)	$(138)	$74	$(2,990)	$(6,323)

Nine Months Ended September 30, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Statement of Operations:
Total operating revenues	$11,779	$11,911	$—	$42,010	$7,457	$2,641	$347	$76,145
Cost of development sales	(10,980)	(10,031)	—	—	—	—	—	(21,011)
Operating expenses	—	—	—	(17,368)	(3,211)	(1,831)	—	(22,410)
Depreciation and amortization expense	—	—	—	(14,870)	(1,684)	(98)	—	(16,652)
Interest expense	—	—	—	(13,518)	(2,912)	(229)	(2,856)	(19,515)
Gain on sale of investments in joint ventures	—	—	—	18,285	—	—	—	18,285
Income (loss) from investments in joint ventures	247	7	—	376	(21)	—	114	723
Minority interest	(486)	(56)	—	(92)	(36)		(217)	(887)
Debt extinguishment costs	—	—	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	—	(1,494)	—	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	—	—	—	—	(9,474)	(9,474)
Interest income	—	—	—	—	—	—	1,509	1,509

Net income (loss) before income taxes and discontinued operations	$560	$337	$—	$13,776	$(407)	$483	$(10,577)	$4,172

Assets as of December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	TOTAL
Assets:
Real estate at cost	$90,032	$21,995	$55,494	$401,381	$104,873	$7,498	$—	$681,273
Accumulated depreciation	—	—	—	(29,865)	(7,554)	(5,402)	—	(42,821)
Investments in joint ventures	—	18,918	7,895	1,668	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	65	512	59,325	1,077	7,052	16,358	84,793

	$90,436	$40,978	$63,901	$432,509	$98,116	$9,148	$120,533	$855,621

15.    SUBSEQUENT EVENTS

        In November 2007 we terminated our agreement with the homebuilder at our Seaside development project as a result of their failure to purchase lots in accordance with the agreement. Upon the termination of the agreement, the homebuilder forfeited their remaining deposit with us totaling $4,036,000. We have recorded the forfeited deposit as other income in our consolidated financial statements in the period in which the agreement was terminated.

16.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of our consolidated financial statements for the three and nine month periods ended September 30, 2006, we identified the following errors in our condensed consolidated statement of cash flows for the nine months ended September 30, 2006:

        Properties developed with the intention of leasing the related space are classified as an investing activity while the development of condominiums and land parcels that are intended to be sold are classified as an operating activity. During the first quarter of 2006, the Company changed its intent with regards to certain properties from leasing the available space to selling units, however, we did not properly account for the resulting classification change. As a result we overstated net cash used in operating activities and understated net cash used in investing activities, each by $5,492,000 for the nine months ended September 30, 2006.

        Capitalized interest of $1,058,000 related to our equity method investments in development projects that are considered investing activities was reflected in error in operating activities rather than in investing activities.

        We did not properly reflect cash received upon the sale of assets that was used to repay the underlying debt and other liabilities. As a result net cash used in operating activities was understated by $50,000, net cash used in investing activities was overstated by $8,133,000 and net cash provided by financing activities was overstated by $8,083,000.

        In addition to restating the condensed consolidated statement of cash flows, we have also made the following corrections to the supplemental disclosures to the statement of cash flows:

  •
  Decreased the amount disclosed as cash paid during the year for interest (net of amount capitalized) by $2,771,000.

  •
  Increased the amount disclosed for accrued purchases of real estate by $827,000.

        We also corrected other errors considered immaterial in our condensed consolidated statement of operations for the nine months ended September 30, 2006. As a result of correcting these errors, net income for the nine months ended September 30, 2006 decreased by $347,000 or $0.06 per common share.

        A summary of the effects of the restatement to correct the errors identified above, in addition to other errors considered immaterial on our condensed consolidated statement of cash flows and the related disclosures in our supplemental disclosures is shown below (in thousands).

	Nine Months Ended September 30, 2006
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows
OPERATING ACTIVITIES:
Net income	$2,644,000	$(347,000)	$2,297,000
Depreciation and amortization (including discontinued operations)	16,638,000	575,000	17,213,000
Gain on sale of properties and investments in joint ventures	(27,589,000)	12,000	(27,577,000)
Amortization of finance costs	(1,056,000)	1,586,000	530,000
Bad debt expense	—	430,000	430,000
Property and land development	(10,737,000)	3,891,000	(6,846,000)
Receivables	(3,363,000)	(580,000)	(3,943,000)
Other assets	(3,829,000)	163,000	(3,666,000)
Other liabilities	5,430,000	1,190,000	6,620,000
Total adjustments	(10,214,000)	7,267,000	(2,947,000)
Net cash (used in) provided by operating activities	(7,570,000)	6,920,000	(650,000)
INVESTING ACTIVITIES:
Investments in joint ventures	—	(382,000)	(382,000)
Deposits for property acquisitions	191,000	(997,000)	(806,000)
Increase in restricted cash	(12,729,000)	1,098,000	(11,631,000)
Purchases of rental property, equipment and other	(165,002,000)	830,000	(164,172,000)
Purchase of property and land development	(2,526,000)	(6,421,000)	(8,947,000)
Proceeds from sale of properties and investments in joint ventures	50,127,000	7,035,000	57,162,000
Net cash used in investing activities	(105,194,000)	1,163,000	(104,031,000)
FINANCING ACTIVITIES:
Repayment of mortgage and construction loans and other debt	(48,529,000)	(8,083,000)	(56,612,000)
(Distributions to) contributions from minority partners	(1,157,000)	1,157,000	—
Contributions from minority partners	—	3,630,000	3,630,000
Distributions to minority partners	—	(4,787,000)	(4,787,000)
Net cash provided by financing activities	122,640,000	(8,083,000)	114,557,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$23,385,000	$(2,771,000)	$20,614,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of real estate	$560,000	$827,000	$1,387,000

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

  •
  our ability to sell condominium units and land parcels that we develop;

  •
  our ability to secure tenants for the residential and commercial properties that we develop;

  •
  changes in the interest rate environment which will affect our ability to obtain mortgage financing on acceptable terms;

  •
  our exposure to interest rate risk on our variable-rate debt;

  •
  future litigation; and

  •
  changes in environmental health and safety laws.

        The discussion that follows is based primarily on our condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and should be read along with our condensed consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial properties and the development and sale of commercial and residential condominiums and residential lots.

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

        As a result of a soft residential housing market and a weakening in the credit markets due to the sub-prime lending crisis, we have experienced slower than anticipated sales in 2007 at two of our residential condominium projects located on the Maryland and Delaware Eastern Shore. In addition, the homebuilders at two of our land development projects also located on the Maryland and Delaware Eastern Shore have defaulted under their agreements with us. As a result, we have recorded impairment charges to reduce the carrying amount of these projects to their estimated fair values less costs to sell.

        The biggest challenges for the Company over the course of the next year revolve around the continued softening in the housing market as well as the current mortgage debt environment as a result of the sub-prime credit crisis. Both of these factors could have a significant impact on future sales of our developed condominium units and land and could lead to further impairment charges for our development projects, thereby continuing to adversely affect our results of operations. Results of our commercial properties should be minimally impacted by the soft housing market and the tightening in the credit markets, while our residential rental properties should benefit from a soft housing market, which should result in higher occupancy and rental rates due to higher demand for rental properties.

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

        We owned or had an ownership interest in the following development projects at September 30, 2007:

Project Name	Location	Date of Acquisition	Development Type	Size(1)	Number sold(2)	B&R Ownership %
Consolidated Properties(3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential Condominiums	41 units	25	100.0%
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential Condominiums	20 units	8	51.0%
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office Condominiums	108,000 sq. ft.	60,196 sq. ft.	100.0%
Developed and Undeveloped Land
Crisfield	Crisfield, MD	2005	Residential Lots	232 lots	16	51.0%
Red Mill Pond	Lewes, DE	2005	Residential Lots	520 lots	—	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	137 lots	58	51.0%
Unconsolidated Properties(3)
Waterfront	Washington, DC	1964	Commercial Office, Residential and Retail	2,166,000 sq ft(4)	—(5)	50.0%
Guilford Properties	Baltimore, MD	2006	(6)	(6)	—	51.0%
Holliday Development	Baltimore, MD	2006	(6)	(6)	—	51.0%
Symphony House	Philadelphia, PA	2005	Residential Condominiums	163 units(7)	79	22.3%

NOTES:

(1)
Represents the actual or planned size of the project.
(2)
Represents number of sales that had closed as of September 30, 2007.
(3)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").
(4)
Represents the anticipated size of the Waterfront Complex.
(5)
Upon completion, the space will be leased to tenants.
(6)
The type of development and size of the project has yet to be determined.
(7)
Project also includes a theatre containing 35,000 square feet of space, a parking garage, retail space and two townhomes used as administrative office space.

Commercial Rental Property

        This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. We owned or held an ownership interest in the following commercial office properties at September 30, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at 9/30/07		B&R Ownership
				(in 000's)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%		97.5	%(2)
Mearns Park	Warminster, PA	2006	1	300	98.7%		97.0	%(3)
Valley Square	Plymouth Meeting, PA	2006	5	294	86.8%		96.3	%(3)
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	72.0%		100.0	%(3)
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%		98.0	%(2)
1150 Northbrook	Trevose, PA	2007	1	107	0.0	%(4)	100.0	%(3)
One Northbrook	Trevose, PA	2004	1	95	91.1%		100.0	%(3)
510 Township Road	Plymouth Meeting, PA	2006	1	87	83.6%		95.0	%(3)
Cross Keys	Doylestown, PA	2005	1	82	76.9%		100.0	%(3)
102 Pickering Way	Exton, PA	2005	1	80	90.9%		100.0	%(3)
900 Northbrook	Trevose, PA	2003	1	66	75.4%		90.6	%(2)
Houston, Texas metropolitan area:
Intercontinental	Houston, TX	2007	1	197	83.0%		71.2%
Commerce Park North	Houston, TX	2006	2	164	96.6%		100.0%
10333 Harwin Drive	Houston, TX	2006	1	148	41.6%		100.0%
9950 Westpark	Houston, TX	2006	1	111	56.4%		100.0%
14800 St. Mary's Lane	Houston, TX	2007	1	85	93.7%		100.0%
17043-49 El Camino	Houston, TX	2006	4	82	69.3%		100.0%
1120 NASA Road	Houston, TX	2006	1	80	93.0%		100.0%
8700 Commerce Drive	Houston, TX	2006	1	77	63.0%		100.0%
1717 Portway Plaza	Houston, TX	2006	1	67	59.8%		100.0%
1110 NASA Road	Houston, TX	2006	1	60	92.6%		100.0%
950 Threadneedle	Houston, TX	2006	1	59	100.0%		100.0%
1100 NASA Road	Houston, TX	2006	1	57	58.9%		100.0%
14825 St. Mary's Lane	Houston, TX	2007	1	45	92.0%		100.0%
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	87.1%		100.0%
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	78.7%		100.0%
Wynwood	Chantilly, VA	2005	2	88	65.2%		100.0%
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%		50.0%
Fort Hill	Centreville, VA	2000	1	66	94.8%		80.0%
Bank Building	Manassas, VA	1991	1	3	100.0%		100.0%
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	89.4%		100.0	%(3)

Total consolidated properties			47	3,788

Unconsolidated Property(1)
Devon Square	Devon, PA	2002	2	140	59.4%		5.5%

Total consolidated and unconsolidated properties			49	3,928

NOTES:

(1)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. The unconsolidated property is accounted for under the equity method of accounting, in accordance with GAAP.
(2)
Represents our share of the Class A voting membership interest in the entity. An unrelated third party owns a Class B membership interest in the joint venture that entitles this party to 15% of cash available from operations after the Class A members have received a cumulative annual 12% return on their investment in the property and 15% of cash available from financing or sale of the property after the Class A members have received a full return of their investment along with a cumulative annual 12% return on their investment.
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
(4)
Construction of the property was completed in July 2007. Property is in its initial lease-up.

Residential Rental Property

        This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

        We owned or held an ownership interest in the following residential apartment properties at September 30, 2007:

Consolidated Properties(1)	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at 9/30/07		B&R Ownership
The Fountains	Orlando, FL	2003	400	90.5%		100.0%
Westbury Apartments at Lake Brandon	Lake Brandon, FL	2007	366	80.9	%(2)	100.0%
Victoria Place	Orlando, FL	2003	364	93.7%		85.0%
Huntington at Sundance	Lakeland, FL	2006	292	87.0%		100.0%

Total consolidated properties			1,422

Unconsolidated Property(1)
Venice Lofts	Philadelphia, PA	2007	128	11.7	%(3)	22.3%

Total consolidated and unconsolidated properties			1,550

NOTES:

(1)
Consolidated properties represent properties whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated property represents a property that is accounted for under the equity method of accounting, in accordance with GAAP.
(2)
Property is in its initial lease-up.
(3)
In April 2007, the property was converted from a residential condominium property to a residential apartment property at which time leasing activity commenced.

Hospitality Properties

        This segment includes revenue and income from our hospitality property located in Camp Springs, Maryland. The property has 151 rooms and is managed by a third party manager. In May 2007 the franchise of the hotel was changed from a Holiday Inn to Quality Inn. Revenue per available room (REVPAR) was $52.68, the average room rate was $92.31 and the average occupancy was 57.1% for the nine month period ended September 30, 2007. For the comparable period in 2006 REVPAR was $62.51, the average room rate was $104.30 and the average occupancy was 59.9%.

Application of Critical Accounting Policies.

        Our accounting policies comply with GAAP for interim financial information and are in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC"). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. We have made our best estimates and judgments of certain amounts included in the financial statements. However, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact. A summary of these policies is included in our latest annual report on Form 10-K/A for the year ended December 31, 2006. These policies have not changed significantly in 2007, except for the adoption of FIN No. 48 effective January 1, 2007, as discussed in Note 12 to the condensed consolidated financial statements; such adoption did not significantly impact our financial statements.

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

        We believe that estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent annual report on Form 10-K/A have the greatest potential impact on our financial statements; these critical accounting policies did not change in the first nine months of 2007.

        Due to the soft housing market and a tightening of the credit markets as a result of the sub-prime credit crisis, the Company has experienced slower than anticipated sales of our condominium units and defaults by homebuilders at two of our land development projects. For the nine months ended September 30, 2007, management has performed analyses for our development projects, principally our residential condominium projects and land development projects located on the Delaware and Maryland Eastern Shore, to determine whether the carrying amounts of these projects exceed their fair values less costs to sell. In making judgments regarding the fair value of these development projects, management has determined the fair value based on the present value of the estimated future cash flows of the projects. To calculate this present value management has relied on a number of assumptions.

        For our residential condominium projects for which development has been completed the major assumptions include:

  •
  Sales prices of the units being sold and appropriate growth rates in prices;

  •
  Absorption rate of units being sold; and

  •
  An appropriate discount rate given the relative risk of the cash flows

        For our land development projects the major assumptions include those listed above in addition to the cost to construct condominiums or townhouses on the land, including the developer's profit.

        Based on our analyses we have recorded impairment charges for the Seaside and Crisfield development projects totaling $2,223,000 and $2,626,000, respectively for the three months ended September 30, 2007 and we have recorded impairment charges for the Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects, totaling $2,223,000, $2,626,000, $2,219,000 and $731,000, respectively, for the nine months ended September 30, 2007 to reduce the carrying value of these projects to their estimated fair values less costs to sell. While we believe the assumptions we have used are reasonable, actual results could differ from those that we have estimated. Furthermore, since we evaluate our estimates on an ongoing basis our analysis may change in the future due to a change in our assumptions, possibly leading to additional impairment charges, as they did in the third quarter of 2007 due to the continued softening in the housing market. Slowdowns in the housing market brought about among other things by a continued fall-out from the sub-prime credit crisis impact the estimate of future sales prices of the units, the absorption rate of units sold and the discount rate used. A change in any one of these assumptions could have a material impact on the results of our analysis, the corresponding impairment charge and our results of operations.

Balance Sheet Overview.

        The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	September 30, 2007	December 31, 2006	$ Change 2006 to 2007	% Change 2006 to 2007
			Increase/(decrease)
Assets:
Rental property and equipment, at cost	$620,897	$513,752	$107,145	20.9%
Property and land development	114,473	167,521	(53,048)	(31.7)%
Assets held for sale	—	25,927	(25,927)	(100.0)%
Cash, cash equivalents, and investments	64,430	55,020	9,410	17.1%
Investments in and advances to joint ventures	94,263	30,403	63,860	210.0%
Total assets	936,884	855,621	81,263	9.5%
Liabilities and Shareholders' Equity:
Mortgage and construction loans and other debt (including notes due to related parties)	732,885	582,435	150,450	25.8%
Liabilities of assets held for sale	—	29,704	(29,704)	(100.0)%
Total liabilities	789,179	670,901	118,278	17.6%
Minority interest	14,894	43,496	(28,602)	(65.8)%
Shareholders' equity	132,811	141,224	(8,413)	(6.0)%

        Material changes in assets include:

  •
  Rental property and equipment, at cost, increased primarily as a result of the acquisition of three commercial properties and one residential property in 2007.

  •
  Property and land development decreased primarily due to the deconsolidation of Waterfront Associates LLC ("WALLC") (see Note 3 to the consolidated financial statements). As a result of the deconsolidation, property and land development decreased by $38,807,000. The remainder of the decrease is primarily due to a $11,805,000 change in the classification of the 1150 Northbrook property from a development project to rental property and equipment due to completion of the project, in addition to impairment charges at our Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects totaling $7,799,000, partially offset by development costs at our development projects.

  •
  Assets held for sale decreased due to the sale of a hospitality property and a commercial office property.

  •
  Cash, cash equivalents and investments increased in total primarily due to receipt of the WALLC equalization payment (see Note 3 to the condensed consolidated financial statements) along with cash proceeds from mortgage loans that were refinanced during the first nine months, partially offset by cash used for the purchase of properties, investments in joint ventures and repayments of loans

  •
  Investments in and advances to joint ventures increased primarily due to the purchase of the equity interests in Trilon and West Office, totaling $28,365,000 (see Note 3 to the condensed consolidated financial statements), deconsolidation of WALLC (see Note 4 to the condensed consolidated financial statements) causing an increase of $14,638,000, our share of equity in earnings of unconsolidated joint ventures totaling $12,352,000 and additional equity invested in Venice Lofts, Holiday development and Guilford development, totaling $10,864,000.

        Material changes in liabilities and shareholders' equity include:

  •
  Mortgage and construction loans and other debt (including notes due to related parties) increased primarily as a result of the new mortgage loans obtained related to assets acquired along with refinanced loans. This increase was partially offset by loan repayments.

  •
  Liabilities of assets held for sale decreased due to the sale of a hospitality property and a commercial office property.

  •
  Minority interest decreased primarily due to the deconsolidation of WALLC causing a reduction of $19,988,000 and the purchase of the equity interests in Trilon and West Office causing a reduction of $22,763,000, partially offset by our minority partners' share of income, totaling $14,793,000.

Financial Overview.

Results of Operations—three months ended September 30, 2007 compared to the three months ended September 30, 2006.

        The following table reflects key line items from our statements of operations for the three months ended September 30, 2007 and 2006 (in thousands, except percentages):

	September 30,		$ Change	% Change
	2007	2006	2006 to 2007
			Increase/(decrease)
Revenues from development sales	$5,189	$12,647	$(7,458)	(59.0)%
Revenues from commercial rental properties	17,039	15,917	1,122	7.0%
Revenues from residential rental properties	4,230	2,594	1,636	63.1%
Revenues from hospitality properties	534	866	(332)	(38.3)%
Other revenues	2,352	77	2,275	2,954.5%
Total operating revenues	29,344	32,101	(2,757)	(8.6)%
Cost of development sales	4,811	11,534	(6,723)	(58.3)%
Commercial operating expenses	8,699	7,172	1,527	21.3%
Commercial depreciation and amortization expense	7,136	5,301	1,835	34.6%
Residential operating expenses	2,726	1,132	1,594	140.8%
Residential depreciation and amortization expense	1,158	600	558	93.0%
Hospitality operating expenses	527	683	(156)	(22.8)%
Loss on impairment of assets	4,849	1,494	3,355	224.6%
Interest income	789	574	215	37.5%
Interest expense	10,868	7,488	3,380	45.1%
Debt extinguishment costs	1,667	1,047	620	59.2%
Income from investments in joint ventures	10,942	284	10,658	3,752.8%
Minority interest	5,886	335	5,551	1,657.0%
Loss from discontinued operations, net of tax and minority interest	28	2,579	(2,551)	(98.9)%
Net loss	(5,989)	(6,744)	(755)	(11.2)%

Development Sales.

        Development sales revenue in the third quarter of 2007 decreased by $7,458,000. In 2007, we recorded sales related to eight residential condominium units at 400 S. Philadelphia and 10,120 square feet of commercial condominium space at Sudley South (Buildings I and III). For 2006, we recorded sales related to 28 residential lots at Seaside, one residential condominium unit at Laguna Vista and

18,067 square feet of commercial condominium space at Sudley South (Building I). This decrease in development sales reflects the overall market decline in residential real estate sales.

        The cost of development sales decreased by $6,723,000 when compared to the same period in 2006, due to the decline in sales activity described above.

Commercial Rental Properties.

        The $1,122,000 revenue increase for the third quarter of 2007 was primarily due to the operation of four commercial office properties acquired subsequent to the third quarter of 2006. Revenues from the properties that we owned for the full three months in both 2007 and 2006 were comparable.

        Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $1,527,000 increase for the third quarter of 2007 was due to the operation of the additional commercial office properties acquired. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 were comparable.

        The increase of $1,835,000 in depreciation and amortization expense for the third quarter of 2007 was due to the additional properties acquired.

Residential Rental Properties.

        The increase of $1,636,000 in residential rental revenue was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full three months in both 2007 and 2006 were comparable.

        Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in the third quarter of 2007 increased by $1,594,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full three months in both 2007 and 2006 increased by $311,000 primarily due to increased insurance costs and higher costs on tenant turnovers.

        The increase of $558,000 in depreciation and amortization expense for the third quarter of 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.

        The decrease of $332,000 in hospitality revenue was primarily due to the transition of the hotel from a Holiday Inn to a Quality Inn in May 2007. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense decreased by $156,000 due to lower incentive management fees.

        Other Revenues.    Other revenues in 2007 includes income related to a $2,141,000 deposit that was forfeited by the homebuilder at the Crisfield development project, upon the termination of their agreement.

        Loss on Impairment of Assets.    The $4,849,000 of impairment expense recorded in 2007 relates to a $2,223,000 reduction in the carrying value of the Seaside development project and a $2,626,000 reduction in the carrying value of the Crisfield development project to their estimated fair values less costs to sell.

        Interest Income.    The $215,000 increase in interest income for the third quarter of 2007 was primarily due to higher interest rates on our investments along with interest earned on a note receivable executed in the fourth quarter of 2006.

        Interest Expense.    The increase in interest expense of $3,380,000 for the third quarter of 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006 as well as additional interest from debt refinanced in 2007. For the three months ended September 30, 2007 and 2006, we capitalized interest of $741,000 and $622,000, respectively, related to our investment in development projects.

        Debt Extinguishment Costs.    The $1,667,000 of costs incurred in 2007 relates to the defeasance of debt secured by the Versar Center. The $1,047,000 of costs incurred in 2006 relates to the defeasance of debt secured by the Cross Keys property.

        Income from Investments in Joint Ventures.    The $10,658,000 increase in income from investments in joint ventures in 2007 is primarily due to sales recorded at the Symphony House development project in which Philadelphia Condo Investors, a 44% owned consolidated subsidiary of ours, has a 50% interest.

        Minority Interest.    Minority interest reflects our minority partner's share of profits and losses in joint ventures that we consolidate into our condensed consolidated financial statements. The $5,551,000 increase in minority interest in 2007 is primarily due to the recognition of our Philadelphia Condo Investors partners' share of profits in the Symphony House development project.

        Loss from Discontinued Operations, Net of Income Taxes and Minority Interest.    Loss from discontinued operations, net of income taxes and minority interest in 2006 primarily reflects a $2,584,000 impairment loss related to the 1105 Market Street commercial property to reduce the carrying value to the property's fair value less costs to sell.

Results of Operations—nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

        The following table reflects key line items from our statements of operations for the nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	September 30,		$ Change	% Change
	2007	2006	2006 to 2007
			Increase/(decrease)
Revenues from development sales	$6,141	$23,690	$(17,549)	(74.1)%
Revenues from commercial rental properties	50,539	42,010	8,529	20.3%
Revenues from residential rental properties	11,957	7,457	4,500	60.3%
Revenues from hospitality properties	2,228	2,641	(413)	(15.6)%
Other revenues	2,441	347	2,094	603.5%
Total operating revenues	73,306	76,145	(2,839)	(3.7)%
Cost of development sales	5,767	21,011	(15,244)	(72.6)%
Commercial operating expenses	23,975	17,368	6,607	38.0%
Commercial depreciation and amortization expense	19,439	14,870	4,569	30.7%
Residential operating expenses	6,805	3,211	3,594	111.9%
Residential depreciation and amortization expense	3,551	1,684	1,867	110.9%
Hospitality operating expenses	1,787	1,831	(44)	(2.4)%
General and administrative expense	9,109	9,434	(325)	(3.4)%
Loss on impairment of assets	7,799	1,494	6,305	422.0%
Interest income	2,652	1,509	1,143	75.7%
Interest expense	29,157	19,515	9,642	49.4%
Debt extinguishment costs	5,798	1,047	4,751	453.8%
Gain on sale of investments in joint ventures	22,933	18,285	4,648	25.4%
Income from investments in joint ventures	12,352	723	11,629	1,608.4%
Minority interest	14,793	887	13,906	1,567.8%
Income (loss) from discontinued operations, net of tax and minority interest	3,846	(536)	4,382	817.5%
Net (loss) income	(5,948)	2,297	(8,245)	(358.9)%

Development Sales.

        Development sales revenue in the first nine months of 2007 decreased by $17,549,000. In 2007, we recorded sales related to eight residential condominium units at 400 S. Philadelphia and 15,196 square feet of commercial condominium space at Sudley South (Buildings I and III). For 2006, we recorded sales related to 40 residential lots at Seaside, five residential condominium units at Laguna Vista and 45,315 square feet of commercial condominium space at Sudley South (Buildings I).

        The cost of development sales decreased by $15,244,000 when compared to the same period in 2006, due to the decline in sales activity described above.

Commercial Rental Properties.

        The $8,529,000 revenue increase for the first nine months of 2007 was primarily due to the operation of 17 commercial office properties acquired in 2006 and 2007. Revenues from the properties that we owned for the full nine months in both 2007 and 2006 were comparable.

        Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $6,607,000 increase for the first nine months of 2007 was due to the operation of the additional commercial office properties acquired in 2007 and 2006. Operating expenses for properties that we owned for the full nine months in both 2007 and 2006 were comparable.

        The increase of $4,569,000 in depreciation and amortization expense for the first nine months of 2007 was due to the additional properties acquired in 2007 and 2006.

Residential Rental Properties.

        The increase of $4,500,000 in residential rental revenue for the first nine months of 2007 was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full nine months in both 2007 and 2006 were comparable.

        Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in the first nine months of 2007 increased by $3,594,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full nine months in both 2007 and 2006 increased by $476,000 when compared to the prior year primarily due to increased insurance costs and higher tenant turnover costs.

        The increase of $1,867,000 in depreciation and amortization expense for the first nine months of 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.

        The decrease of $413,000 in hospitality revenue for the first nine months of 2007 was primarily due to the transition of the hotel from a Holiday Inn to a Quality Inn in May 2007. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were comparable to the same period in the prior year.

        Other Revenues.    Other revenues in 2007 includes income related to a $2,141,000 deposit that was forfeited by the homebuilder at the Crisfield development project, upon the termination of their agreement.

        General and Administrative Expense.    The $325,000 decrease in general and administrative expense for the first nine months of 2007 is primarily the result of a $667,000 reduction in non-consummated acquisition costs, a $623,000 reduction in audit fees expensed (2006 audit fees expensed included $662,000 of 2005 audit fees paid in 2006) and a net $526,000 decrease in the expense associated with our Stock Appreciation Rights Plan which was implemented in the first quarter of 2006. This decrease was partially offset by an increase of $730,000 in salaries, wages and benefits due to increased personnel and a $555,000 increase in consulting and tax fees along with costs associated with Sarbanes Oxley compliance.

        Loss on Impairment of Assets.    The $7,799,000 loss on impairment of assets recorded in 2007 relates to impairment charges for the Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects, totaling $2,223,000, $2,626,000, $2,219,000 and $731,000, respectively to reduce the carrying value of these projects to their estimated fair values less costs to sell. The $1,494,000 loss on impairment of assets recorded in 2006 relates to a reduction in the carrying value of the Laguna Vista development project to its estimated fair value less costs to sell.

        Interest Income.    The $1,143,000 increase in interest income for the first nine months of 2007 was primarily due to higher interest rates along with interest earned on a note receivable.

        Interest Expense.    The increase in interest expense of $9,642,000 for the first nine months of 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006, together with interest expense related to the $30,000,000 of Trust Preferred Securities issued in May 2006 as well as additional interest from debt refinanced in 2007. For the nine months ended September 30, 2007 and 2006, we capitalized interest of $1,700,000 and $1,657,000, respectively, related to our investment in development projects.

        Debt Extinguishment Costs.    The $5,798,000 of costs incurred for the first nine months of 2007 relates to the defeasance of debt secured by the Victoria Place, Ft. Hill, Sudley ABCD & Bank and Versar Center properties. The $1,047,000 of costs incurred for the first nine months of 2006 relates to the defeasance of debt secured by the Cross Keys property.

        Gain on Sale of Investments in Joint Ventures.    The $22,933,000 gain on sale of investments in joint ventures for the first nine months of 2007 consists of an $18,721,000 gain related to the Waterfront equalization payment (see Note 3 to the condensed, consolidated financial statements), a $2,820,000 gain on sale of our interest in the Madison Building and a $1,392,000 gain on sale of our interest in Arbor Crest. The $18,285,000 gain in 2006 relates to the sale of our interest in 1925K Street.

        Income from Investments in Joint Ventures.    The $11,629,000 increase in income from investments in joint ventures in 2007 is primarily due to sales recorded at the Symphony House development project in which Philadelphia Condo Investors, a 44% owned consolidated subsidiary of ours, has a 50% interest. This increase was partially offset by lower income from 1925K Street and Washington Business Park Land, unconsolidated entities in which we sold our interests in 2006.

        Minority Interest.    Minority interest reflects our minority partner's share of profits and losses in joint ventures that we consolidate into our condensed consolidated financial statements. The $13,906,000 increase in minority interest for the first nine months of 2007 is primarily due to the recognition of our partners' share of income related to the Waterfront equalization payment (see Note 3 to the condensed, consolidated financial statements) totaling $8,612,000 along with our Philadelphia Condo Investors' partners' share of profits in the Symphony House development project totaling $6,725,000. This increase is partially offset by our minority partners' share of loan defeasance costs at Victoria Place, Fort Hill and Sudley Building D.

        Income (Loss) from Discontinued Operations, Net of Taxes and Minority Interest.    Income from discontinued operations, net of income taxes and minority interest in 2007 primarily reflects the gain on sale from the Inn at the Colonnade. Loss from discontinued operations, net of tax and minority interest in 2006 reflects a $2,584,000 impairment loss related to the 1105 Market Street commercial property to reduce the carrying value to the property's fair value less costs to sell, partially offset by gains on sale of the Divine Lorraine, a historic property in Philadelphia, Pennsylvania and four commercial office buildings located in Baltimore, Maryland.

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

        While we are not a real estate investment trust ("REIT"), which is generally not subject to federal income tax, our real estate operations include large amounts of depreciable and amortizable real estate assets and we compete against REITS. We therefore believe FFO to be a relevant measurement of our performance.

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

        We have included in FFO for the nine months ended September 30, 2007 a $6,066,000 gain, net of taxes and minority interest related to our receipt of the WALLC equalization payment (see Note 3 to the consolidated financial statements). We have determined that this gain is attributable to the ground lease that we contributed to the venture. Since the ground lease is non-depreciable property, the associated gain is included in FFO in accordance with our interpretation of NAREIT's guidelines.

        Our FFO was $2,117,000 for the three months ended September 30, 2007, compared to $(703,000) for the same period in the prior year, an increase of $2,820,000. This increase is primarily due to income from sales at our Symphony House development project, partially offset by impairment charges recorded in 2007 related to development projects. The following table reflects the reconciliation of FFO to net income for the three months ended September 30, 2007 (in thousands):

	Three Months Ended September 30,
	2007	2006
Net loss	$(5,989)	$(6,744)
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	8,106	6,020
Add: Income tax expense from sale of properties and investments in joint ventures (net of minority interest share of taxes)	—	(14)
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	—	35

Funds from operations	$2,117	$(703)

Net loss per common share	$(1.09)	$(1.23)

Funds from operations per common share	$0.39	$(0.13)

        Our FFO was $9,046,000 for the nine months ended September 30, 2007, compared to $8,229,000 for the same period in the prior year, an increase of $817,000. This increase is primarily due to our receipt of the WALLC equalization payment as described above, partially offset by an increase in debt extinguishment costs, losses on impairment of assets and fewer development sales in 2007. The following table reflects the calculations of FFO (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net (loss) income	$(5,948)	$2,297
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	22,640	18,405
Add: Income tax expense from sale of properties and investments in joint ventures (net of minority interest share of taxes)	5,098	8,315
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	(12,744)	(20,788)

Funds from operations	$9,046	$8,229

Net (loss) income per common share	$(1.09)	$0.42

Funds from operations per common share	$1.65	$1.50

Liquidity and Capital Resources

        General.    At September 30, 2007, our consolidated current cash and cash equivalents and investments that are principally short-term were $64,430,000. Of this amount, approximately $16,000,000 is maintained for working capital purposes. The remaining amount is available, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000, for funding future acquisitions, investments in development projects, capital expenditures, and required loan payments. In addition, under our line of credit, we have as of the time of this filing available borrowing capacity of $50,000,000, subject to certain restrictive covenants and sub-limits.

        Short-Term Liquidity.    Our most material short-term liquidity requirements for the remainder of the year ended December 31, 2007 relate to interest and scheduled principal payments on our outstanding mortgage and required payments on our development loans. Other short-term liquidity requirements include capital improvements at our existing properties, recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions, and general and administrative expenses. We anticipate meeting these short-term liquidity requirements from the cash provided from operations, proceeds from loan refinancings and, to the extent necessary, from our available cash on hand at September 30, 2007.

        A number of factors could affect our cash provided from operations, including a change in occupancy levels and leasing rates caused by tenants' perception about the attractiveness of the property relative to competing properties, the physical deterioration of the property, competitive pressure caused by newly developed properties within the same geographic market, and rent concessions offered by competitors. Furthermore, an economic downturn in the markets in which we operate could affect the ability of tenants to meet their rental obligations, the likelihood that tenants will renew their leases and our ability to lease the space on economically favorable terms.

        Future Capital Requirements.    Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements, additional investment that could be required at our current development projects as a result of cost overruns, and funds required for future property acquisitions and investments in development projects. Our fixed-rate mortgage debt matures on average in nine years, beginning in 2010. We anticipate meeting these liquidity requirements through debt refinancings, draws on our line of credit, asset dispositions and available cash on hand.

        Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000 and minimum annual funds from operations, as defined, of $15,000,000. We are in compliance with our loan covenants as of September 30, 2007.

        If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any collateral for the loan.

        Operating Activities.    For the nine months ended September 30, 2007, net cash used in operating activities was $8,310,000. Operating activities includes funds used for property and land development totaling $4,931,000.

        Investing Activities.    For the nine months ended September 30, 2007, net cash used in investing activities totaled $50,033,000 primarily due to the acquisition of three commercial office properties and one residential property, investments in joint ventures, development activity at our investment development projects and partially offset by proceeds from asset sales and sales of our interest in joint ventures.

        Financing Activities.    For the nine months ended September 30, 2007, net cash provided by financing activities totaled $62,994,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments, amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements and dividend payments.

        Excess cash flow generated from our properties' operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and investments in development projects.

Off-Balance Sheet Commitments.

GUARANTIES

        Symphony House    Together with our joint venture partner, we have guarantied repayment of up to $39,240,000 under the $98,100,000 primary construction loan for the Symphony House construction project (in which affiliates of the Company are investors). In addition, we have guarantied repayment of the full amount outstanding under the $16,900,000 mezzanine construction loan for the same project. The guarantied repayment under the primary loan was reduced to $9,810,000 by September 30, 2007 upon the project achieving a certain sales target. Both the primary construction loan and the mezzanine loan mature in 2008. Funding of the guaranty would increase our equity participation in the venture.

        Devon Square    We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At September 30, 2007, the balance outstanding under the loan totaled $19,861,000. Funding of the guaranty would increase our equity participation in the venture.

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

        Guilford Properties    We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At September 30, 2007, the balance outstanding under the loan totaled $6,567,000.

        Holliday Properties    We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At September 30, 2007, the balance outstanding under the loan totaled $4,523,000.

        Waterfront    We have guarantied the reimbursement payment to a partner in WALLC of all costs they may incur under a completion guaranty they have provided on a $45,000,000 pre-development loan obtained by the venture. Funding of the guaranty would increase our equity participation in the venture.

MASTER LEASES

        In support of certain consolidated entities' mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

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

        At September 30, 2007, $61,998,000 of our debt was variable-rate. Based on the total of this variable-rate debt outstanding at June 30, 2007, a 1% increase in market interest rates would adversely impact our annual pre-tax earnings by approximately $620,000. While it is difficult to predict the spread between interest rates of our variable-rate debt and rates of interest we earn on our short-term investments, an increase in interest rates should increase the yield on our investments, partially offsetting this adverse impact on earnings.

        At September 30, 2007, $670,648,000 of our debt was fixed rate. Based upon requirements for assessing the market value of debt instruments, we estimate the fair market value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, at September 30, 2007, the estimated fair value of our fixed-rate debt was $658,189,000.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.

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

  •
  Formalized the process regarding classifying development projects in accordance with management's intention with regards to these projects; and

  •
  Added additional resources around the process of preparing and reviewing the statement of cash flows.

        Taking into account the steps taken to remedy the material weaknesses identified above, the Chief Executive Officer and Chief Financial Officer have concluded that the current design and operation of disclosure controls and procedures are effective at September 30, 2007.

        Except for the improvements described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.—OTHER INFORMATION

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

        None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to Vote of the Security Holders.

        None

Item 5.    Other Information.

        None

Item 6.    Exhibits.

A.    Exhibits

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Executive Vice President —Finance and Chief Financial Officer. (Filed herewith.)
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

BRESLER & REINER, INC.
November 14, 2007	By:	/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer
	By:	/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein Executive Vice President—Finance and Chief Financial Officer