Form 10-K
period 2007-12-31
BRESLER & REINER INC
filed 2008-03-31
CIK 14073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates (1,331,450 shares) was $53,924,000 as of June 30, 2007. The aggregate market value was computed by reference to the last sale of the Common Stock of the Registrant at $40.50 per share. For purposes of this computation, directors, officers and holders of 5% or more of the Registrant's Common Stock are considered affiliates of the Registrant at that date.

The number of shares of the registrant's Common Stock outstanding as of March 27, 2008 was 5,477,212.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant's 2007 Annual Meeting of Stockholders to be held on June 11, 2008.

BRESLER & REINER, INC.

ANNUAL REPORT ON
FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

    •
    the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; and

    •
    the property's current expense structure and the potential to increase operating margins;

  •
  Engage Third Party Property Managers and Leasing Agents.  We use third-party property managers and leasing agents who have a strong presence in the applicable local market to handle day-to-day operations and leasing activity of the properties. We believe property management and leasing is local in nature and that managers and leasing agents are an integral part of the property's success. We hire property managers and leasing agents who embrace the idea of building a collaborative relationship with us, are highly motivated, offer value-added services and have solid relationships with high quality, cost-effective vendors. By clustering our properties, we are able to provide onsite property maintenance services that are both cost effective and better suited to respond to tenant requests in a timely manner, thereby increasing tenant loyalty and lowering tenant turnover costs.

  •
  Employ Asset Management and Oversight.  We engage in rigorous oversight and asset management of our properties. We make regular on-site visits, touring the properties and meeting with the property managers and leasing agents. We work with our property managers to identify revenue generation and expense reduction opportunities. We establish internal controls to ensure compliance with our operating, accounting and reporting requirements. We approve each property's long and short-term capital replacement plans and annual operating budgets and review monthly operating and leasing reports for each property.

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

Prudent Financing

We employ mortgage debt in order to enhance our returns on invested capital. We generally place 10-year, fixed-rate mortgage debt that amortizes over a 30 year period on our operating properties. In certain instances we enter into master lease agreements or provide loan guarantees in order to maximize the benefits of leverage. At other times we prepay existing mortgage debt in order to place more favorable debt. While under accounting principles generally accepted in the United States of America ("GAAP") the cost and other penalties associated with such prepayments adversely affect our earnings in the year in which they occur, we proceed with such prepayments after considering among other things, whether the benefits to be gained over the course of the loan from the new leverage outweigh the costs incurred in the current year on a net present value basis.

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

  •
  Growth Oriented Capital Structure.  Our strong liquidity position has provided us with flexibility in structuring transactions and allowed us to react quickly to investment opportunities.

Financial Information about Business Segments

We operate in six reportable business segments: Commercial Rental Property; Residential Rental Property; Hospitality Property; Developed and Undeveloped Land sales; Commercial and Residential Condominiums; and Commercial Building and Residential Apartment Development. For additional information about these segments see Note 18 of Notes to Consolidated Financial Statements in Item 15 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

Narrative Description of the Business

The following is a brief description of each of our reportable business segments:

Commercial Rental Property

This segment includes the rental income derived by commercial properties from the leasing of office and industrial space and other related revenue sources. Commercial leases generally provide for a fixed monthly rental over terms that range from three to 10 years. At December 31, 2007 we owned, or had an ownership interest in, 49 commercial office and flex warehouse buildings containing approximately 3,928,000 square feet of space. The properties are located in the Philadelphia, Pennsylvania; Houston, Texas; Washington, D.C. and Wilmington, Delaware metropolitan areas.

Also included in this segment is income generated from management and leasing activities associated with our 50% ownership interest in Redwood Commercial Management, LLC (Redwood), a commercial management company. Redwood manages approximately 1,050,000 square feet of commercial office space, approximately 559,000 square feet of which are owned by entities which we control.

Residential Rental Property

This segment includes the rental income derived by residential properties from the leasing of apartment units and other related revenue sources. Apartment leases generally provide for a fixed monthly rental over a one-year term. At December 31, 2007, we owned, or had an ownership interest in, five residential properties containing a total of 1,550 apartment units. The properties are located in the Orlando and Tampa, Florida and Philadelphia, Pennsylvania metropolitan areas.

Hospitality Property

This segment includes revenue and income generated from services provided at two hotel properties, one of which we sold in February 2007. The remaining property which has 151 rooms is located in Camp Springs, Maryland and bears the Quality Inn brand.

Developed and Undeveloped Land

This segment primarily includes the costs associated with land held for investments, revenues and costs associated with the development and sale of land parcels and lots as part of residential subdivisions located on the Maryland and Delaware Eastern Shore

Commercial and Residential Condominiums

This segment primarily includes the revenues and costs associated with the development and sale of commercial and residential condominiums. This activity is conducted in the Washington, DC and Philadelphia, Pennsylvania metropolitan markets and the Maryland Eastern Shore.

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

Other Information

Competition

We operate in highly competitive marketplaces in virtually all aspects of our real estate activities:

  •
  During the acquisition process we compete against other buyers of real estate including both public and private real estate investment trusts, real estate development companies, investment firms, investment funds and financial institutions. We compete primarily based on offer prices and the ability to fund the acquisition and close the transaction in a timely manner. This competition may reduce the availability of properties at prices that meet our targeted rates of return on invested capital or may require us to reduce our targeted rates of return.

  •
  We compete for tenants at our properties primarily based on rental rates, concessions, location and amenities. An oversupply of real property created by other developers and owners could hinder our ability to maintain high occupancy levels or could require that we reduce rents or offer significant concessions. Such situations could materially and adversely affect our results of operations and cash flows.

  •
  We compete for sales of our condominium projects based on price, location and amenities. Increased supply of condominium units could affect the prices at which we can sell these projects, thereby adversely affecting our results of operations and cash flows.

Employees

On December 31, 2007, we had 27 full-time employees, all of whom were located at our corporate offices in Rockville, Maryland, working in such areas as finance, accounting, asset management and internal audit. We believe that our relations with our employees are good. The on-site personnel engaged in the day-to-day operations and the development activities of properties are employees or sub-contactors of the management companies or developers contracted to operate or develop such properties.

Market Concentrations

The commercial properties we owned at December 31, 2007 are concentrated in both the Mid-Atlantic region of the country, and the Houston, Texas metropolitan market. Our residential apartment properties are primarily concentrated in the Central Florida area. Our development projects are located in the Washington, D.C., Maryland and Delaware Eastern Shore, and Philadelphia, Pennsylvania metropolitan areas. No single tenant represents more than 10% of our total revenues.

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

ITEM 1A. RISK FACTORS

Risk Factors That May Affect Our Future Business Results

We face a number of material risks and uncertainties in our business, which could materially and adversely affect our business, financial condition and results of operations. We believe that the risks and uncertainties described below are the material risks that we face. Any investor in our securities should carefully consider the risks described below.

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

  •
  an increase in competition for tenants and customers or a decrease in demand by tenants and customers; and

  •
  an increase in supply of our property types in our primary markets.

In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

  •
  adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

  •
  our inability to collect rent or other receivables;

  •
  an increase in operating costs; and

  •
  introduction of a competitor's property in or in close proximity to one of our current markets.

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

Various factors could adversely affect development of new projects.    Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

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

We face risks associated with property acquisitions.    We have in the past acquired properties and portfolios of properties that have increased our size and altered our capital structure. Although we believe that the acquisitions that we have completed in the past and that we expect to undertake in the future have and will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

  •
  we may not be able to obtain financing for acquisitions on favorable terms;

  •
  acquired properties may fail to perform as expected; and

  •
  we may not be able to manage new properties in a way that allows us to realize cost savings and synergies.

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

We may be unable to renew expiring leases, lease vacant space or re-lease space on a timely basis or on comparable or better terms.    Current tenants may not renew their leases upon the expiration of their terms, or we may not be able to locate qualified replacement tenants under acceptable terms.

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

We may have difficulty obtaining financing in tight credit markets.    The commercial real estate credit markets are currently more restrictive due to the tightening of underwriting standards by lenders and the large inventory of unsold mortgage backed securities in the market. This has resulted in lenders and investors decreasing the availability and increasing the cost of debt financing. If this continues, we may not be able to obtain debt financing in the future on favorable terms, or at all. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due.

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

Weaker economic conditions in the markets in which our properties are located could adversely affect our financial condition.    Our properties are located in the Philadelphia, Pennsylvania; Houston, Texas; Washington, D.C.; Wilmington, Delaware; Baltimore, Maryland; Maryland and Delaware Eastern Shore; and Orlando, and Tampa, Florida, metropolitan areas. A decline in the economies of one or more of our core real estate markets, or in the U.S. economy as a whole, could adversely affect our financial position, results of operations and cash flow.

The residential homebuilding industry in particular is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions in the markets where we operate or in the US economy as a whole, could decrease demand and pricing for our condominiums and developed lots.

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

We are controlled by the Bresler and Reiner families, whose interests may differ from those of other shareholders.    As of the date of this filing, members of the Bresler and Reiner families, which include members of our current board of directors and executive officers, own over 70% of our common stock. As a result of their ownership, these family members have the ability to elect our board of directors and to control our management and policies. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Commercial Rental Properties

We owned or held an ownership interest in the following commercial office properties at December 31, 2007:

Consolidated Properties (1)	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at 12/31/07		B&R Ownership		Loan Balance at 12/31/07 (5)	Purchase Price/ Development Cost (2)
				(in 000's)					(in 000's)	(in 000's)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%		97.6%	(3)	$46,538	$52,664
Mearns Park	Warminster, PA	2006	1	300	98.7%		97.0%	(4)	16,500	19,000
Valley Square	Plymouth Meeting, PA	2006	5	294	86.8%		96.3%	(4)	37,500	42,500
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	67.2%		100.0%	(4)	29,800	32,000
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%		98.1%	(3)	15,387	20,500
1150 Northbrook	Trevose, PA	2007	1	107	0.0%	(6)	100.0%	(4)	11,546	16,300
One Northbrook	Trevose, PA	2004	1	95	76.2%		100.0%	(4)	14,553	16,900
510 Township Road	Plymouth Meeting, PA	2006	1	87	83.6%		95.0%	(4)	14,000	13,500
Cross Keys	Doylestown, PA	2005	1	82	76.0%		100.0%	(4)	14,500	17,792
102 Pickering Way	Exton, PA	2005	1	80	87.8%		100.0%	(4)	9,802	15,275
900 Northbrook	Trevose, PA	2003	1	66	81.4%		90.6%	(3)	10,638	12,050
Houston, Texas metropolitan area:
Intercontinental	Houston, TX	2007	1	197	86.1%		71.2%		20,500	24,200
Commerce Park North	Houston, TX	2006	2	164	94.0%		100.0%		9,367	11,750
10333 Harwin Drive	Houston, TX	2006	1	148	40.7%		100.0%		10,398	12,585
9950 Westpark	Houston, TX	2006	1	111	52.4%		100.0%		6,273	7,818
14800 St. Mary's Lane	Houston, TX	2007	1	85	93.7%		100.0%		8,200	9,650
17043-49 El Camino	Houston, TX	2006	4	82	89.9%		100.0%		4,960	6,052
1120 NASA Road	Houston, TX	2006	1	80	88.8%		100.0%		5,134	6,642
8700 Commerce Drive	Houston, TX	2006	1	77	61.6%		100.0%		3,755	4,979
1717 Portway Plaza	Houston, TX	2006	1	67	66.7%		100.0%		2,669	4,858
1110 NASA Road	Houston, TX	2006	1	60	82.4%		100.0%		3,359	4,978
950 Threadneedle	Houston, TX	2006	1	59	96.1%		100.0%		4,300	5,250
1100 NASA Road	Houston, TX	2006	1	57	58.2%		100.0%		2,787	4,502
14825 St. Mary's Lane	Houston, TX	2007	1	45	72.0%		100.0%		4,200	4,845
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	87.1%		100.0%		28,000	20,000
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	74.0%		100.0%		16,817	9,848
Wynwood	Chantilly, VA	2005	2	88	93.9%		100.0%		11,800	13,000
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%		50.0%		10,400	4,729
Fort Hill	Centreville, VA	2000	1	66	98.4%		80.0%		10,400	7,050
Bank Building	Manassas, VA	1991	1	3	100.0%		100.0%		1,683	876
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	86.4%		100.0%	(4)	35,600	40,525

Total consolidated properties			47	3,788					$421,366	$462,618

Unconsolidated Properties (1)
Devon Square	Devon, PA	2002	2	140	61.7%		5.5%		$20,178	$17,109

Total consolidated and unconsolidated properties			49	3,928					$441,544	$479,727

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

(6)
Construction of the property has been completed and the property is in its initial lease-up phase.

Residential Apartment Properties

We owned or held an ownership interest in the following residential apartment properties at December 31, 2007:

Consolidated Properties (1)	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at 12/31/07		B&R Ownership	Loan Balance at 12/31/07	Purchase Price Development/ Cost (2)
							(in 000's)	(in 000's)
The Fountains	Orlando, FL	2003	400	89.5%		100.0%	$39,500	$35,100
Westbury at Lake Brandon	Brandon, FL	2007	366	87.2%		100.0%	36,000	42,050
Victoria Place	Orlando, FL	2003	364	91.5%		85.0%	46,000	39,500
Huntington at Sundance	Lakeland, FL	2006	292	90.4%		100.0%	14,337	24,650

Total consolidated properties			1,422	92.2%			$135,837	$141,300

Unconsolidated Properties (1)
Venice Lofts	Philadelphia, PA	2007	128	35.9%	(3)	22.3%	$38,000	$53,105

Total consolidated and unconsolidated properties			1,550				$173,837	$194,405

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

Hospitality Property

We own a 151 room hospitality property located in Camp Springs, Maryland. For the year ended December 31, 2007 occupancy, average room rate and revenue per available room (REVPAR) was 53.0%, $89.92 and $47.67, respectively. The outstanding balance under the loan secured by the property was $3,429,000 at December 31, 2007.

Commercial, Residential and Land Development

We owned or had an ownership interest in the following development projects at December 31, 2007:

Project Name	Location	Date of Acquisition	Development Type	Size (1)	Number sold (2)	B&R Ownership %	Loan Balance at 12/31/07
							(in 000s)
Consolidated Properties (3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential Condominiums	41 units	26	100.0%	$—
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential Condominiums	20 units	14	51.0%	1,515
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office Condominiums	108,000 sq. ft.	70,690 sq. ft.	100.0%	1,455
Developed and Undeveloped Land
Crisfield (6)	Crisfield, MD	2005	Residential Lots	232 lots	16	51.0%	9,080
Red Mill Pond	Lewes, DE	2005	Residential Lots	520 lots	—	51.0%	31,889
Seaside (6)	Ocean City, MD	2004	Residential Lots	137 lots	58	51.0%	6,177
Rental Properties Development
Waterfront	Washington, DC	1964	Commercial Office, Residential and Retail	2,166,000 sq ft (4)	—	50.0%	—

Total consolidated properties							$50,116
Unconsolidated Properties (3)
Guilford Properties	Baltimore, MD	2006	(5)	(5)	—	51.0%	6,648
Holliday Development	Baltimore, MD	2006	(5)	(5)	—	51.0%	4,786
Symphony House	Philadelphia, PA	2005	Residential Condominiums	163 units	118	22.3%	—

Total consolidated and unconsolidated							$61,550

NOTES:

(1)
Represents the actual or planned size of the project.

(2)
Represents number of sales that had closed as of December 31, 2007.

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

(6)
Project is currently being held for investment

Waterfront Complex

Beginning in 1964, we developed a shopping-office center ("Waterfront Complex") in Washington, D.C., containing approximately 1,144,000 square feet of office, retail and storage space. These improvements were constructed on ground leased from The District of Columbia Redevelopment Land Agency ("RLA") for a term expiring in 2058 with an option to extend for an additional 20 years.

We assigned our interests in the Waterfront Complex to B&R Waterfront Properties, LLC ("BRW"). Prior to 2002, the United States General Services Administration ("GSA") leased approximately 955,000 square feet of space in the Waterfront Complex under a thirty year lease agreement. In September 2002 the GSA lease expired and was not subsequently renewed.

In October 2002, BRW formed a joint venture, called Waterfront Associates LLC ("WALLC"), with K/FCE Investment LLC ("K/FCE"), a joint venture between The Kaempfer Company, Inc. and Forest City Enterprises, Inc., to

redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements relating to the Waterfront Complex to WALLC. Affiliates of K/FCE are marketing, leasing, redeveloping, and managing the complex. Based on the terms of the agreement K/FCE committed to contribute the first $25,000,000 of redevelopment funds and has the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by the making of capital contributions or by causing the joint venture to make capital distributions. K/FCE, as the managing member of WALLC, has sole responsibility for the management, control, and operation of the WALLC, as well as for the formulation and execution of its business and investment policy.

Between 2002 and 2006 WALLC sought to obtain the necessary Planned Unit Development ("PUD") approvals and find a large tenant for the project.

In November 2006, WALLC entered into a Land Disposition and Development Agreement ("LDDA") with RLA Revitalization Corporation ("RLARC"), a subsidiary of the RLA. Based on the LDDA, the existing ground lease will be extinguished and a fee simple ownership interest for most of the site will be conveyed to WALLC. In return, RLARC will retain fee simple ownership in a portion of the site that is sufficient to develop a 400,000 square foot mixed-use residential building. Based on the agreement, which is subject to several contingencies including obtaining the necessary PUD approvals, WALLC has committed to develop 2,166,000 square feet of commercial office, retail and residential space at the Waterfront Complex.

In November 2006, WALLC entered into two lease agreements with agencies of the District of Columbia for the lease of a total of 500,000 square feet of office space in two new commercial office buildings to be constructed by WALLC at the Waterfront Complex. The leases, which are subject to several approval and development contingencies, have 15 year terms and include rental payments of $28.40 per square foot on a triple-net basis. During 2007 work began on demolishing the existing structure. Development of the office buildings is anticipated to commence in 2008.

In March 2007, in accordance with an amended and restated operating agreement of WALLC entered into the same month, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC (the "equalization contribution") with such amount distributed to BRW. The equalization contribution is in addition to $23,000,000 that K/FCE has contributed to WALLC.

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

No matters were submitted to the vote of the security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Executive Officers of Registrant (included pursuant to General Instruction G to Form 10-K and instruction 3 to Item 401(b) of Regulation S-K).

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2008.

Name	Age	Positions & Offices	Date Elected to Office
Charles S. Bresler	80	Chairman & Director	June 1970
Sidney M. Bresler	53	Chief Executive Officer, President, Director and Assistant Secretary	June 2002 August 2002 February 2003
Jean S. Cafardi	61	Corporate Secretary	November 2000
Darryl M. Edelstein	40	Executive Vice President—Finance, Chief Financial Officer and Treasurer	November 2006 August 2003 May 2004

In accordance with Article V of our By-Laws, each officer was elected to serve until his successor is chosen and shall have qualified or until his earlier resignation or removal.

Sidney M. Bresler is the son of Charles S. Bresler.

Each officer has held the above positions as his principal occupation for more than the past five years with the exception of Darryl M. Edelstein.

Prior to June 2002 and during his seventeen years of employment with the Company, Sidney M. Bresler has served in various capacities.

Darryl M. Edelstein, who is a CPA, joined us in August 2003, as our Chief Financial Officer. He was our Chief Operating Officer from March 2005 to November 2006. Between October 2005 and November 2006 he relinquished the position of Chief Financial Officer. In November 2006 he became our Executive Vice President-Finance and resumed the position of Chief Financial Officer and the position of Chief Operating Officer was eliminated. During the eight years prior to joining the Company he worked in various finance capacities at Crestline Capital Corporation, Host Marriott Corporation, and Kraft Foods Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the over-the-counter market. The following table presents the high and low bid prices for the periods shown.

	High (1)	Low (1)
2007
First Quarter	$39.50	$35.55
Second Quarter	41.00	38.00
Third Quarter	42.00	34.25
Fourth Quarter	36.60	28.00
2006
First Quarter	$33.50	$32.25
Second Quarter	33.75	29.05
Third Quarter	31.00	26.75
Fourth Quarter	40.00	26.75

(1)
Bid prices were obtained from The Nasdaq Stock Market, Inc.

These quotations also represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions. As of March 17, 2008, there were 72 record holders of our Common Stock.

In January 2007, our Board of Directors declared an annual cash dividend of $0.60 per share of common stock to be paid quarterly. Dividend payments of $0.15 per common share were made on March 15, June 15, September 17 and December 17, 2007, to record holders of our common stock as of March 1, June 1, September 3 and December 3, 2007 respectively.

ITEM 6. SELECTED FINANCIAL DATA

No information is required to be disclosed under this item.

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

In growing our portfolio of real estate assets over the last several years we have applied a dual investment approach, investing in both operating commercial and residential properties that generate immediate returns that are relatively stable and predictable and investing in development projects where returns are generally higher but are less immediate and predictable. Through diversifying our real estate holdings in this way we have reduced the risks associated with the cyclical nature of the real estate industry. Building a strong base of commercial and residential properties has enabled us to assume the higher risks associated with investing in development projects. Income generated from our income producing commercial and residential properties, together with the ability to generate capital through the sale or refinancing of these properties, has reduced our dependency on sales of development projects to fund payments on development loans. This has allowed us to better address the challenges associated with the current downturn in the housing market and afforded us the opportunity to wait for the market to turn around.

Commercial and Residential Properties

In the first half of 2007 we continued growing our portfolio of commercial and residential properties with the acquisition of three commercial office buildings and the development of one commercial office building, containing a total of 434,000 square feet of office space and the acquisition of one residential apartment community containing 366 apartment units. The total purchase price and development cost of these properties was approximately $80,745,000.

In 2007 we also selectively sold properties, selling one commercial office building, a hospitality property and our interests in both a commercial office building and a residential property. The total sales price of these dispositions was approximately $38,535,000.

As a result of this activity at December 31, 2007 we owned or had ownership interests in 49 commercial office buildings containing approximately 3,928,000 square feet of primarily office space and five residential apartment properties containing 1,550 apartment units.

Despite the worsening economy our commercial and residential apartment properties in general performed well in 2007. Occupancy rates at our residential properties were very strong, while occupancy rates at our commercial office buildings located in the Philadelphia, Pennsylvania and Washington DC metropolitan areas were on the whole reasonably strong. We did experience some challenges at several of our properties located in Houston, Texas, which experienced lower occupancy rates and as a result negative operating results.

While the commercial property downturn is not expected to be as steep as the current slump in the housing market, we still face the challenge over the course of the year of renewing existing leases and finding new tenants for unleased space at profitable rental rates in a difficult economic environment.

Development Projects

We experienced significant challenges at our development projects in 2007. The homebuilding industry was impacted by lack of consumer confidence and large supplies of resale and new home inventories which resulted in an industry-wide slowdown in the housing market. This slowdown was compounded by the lack of available credit resulting from the sub-prime credit crisis. As a result of these factors, we have experienced significant decreases in our revenues and profitability.

At our residential condominium projects, Laguna Vista and 400 S. Philadelphia Ave., located on the Maryland Eastern Shore we were required to significantly reduce the price of the units in order to generate sales activity. In addition, the homebuilders at two of our land development projects, Seaside and Crisfield located on the Maryland and Delaware Eastern Shore defaulted under their agreements with us to purchase land that we have developed. As result of these lower sales prices and homebuilder defaults we have recorded impairment charges at Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista of $2,222,000, $2,626,000, $2,086,000 and $1,206,000, respectively to reduce the carrying amount of the units and lots we deemed to be developed for sale to their estimated fair values less costs to sell. These impairment charges have been partially offset by forfeiture of the homebuilder's deposits for Seaside and Crisfield of $4,036,000 and $2,141,000, respectively.

Additionally, our sales contract with a homebuilder at another land development project, Red Mill Pond was restructured with a reduction in prices and a delay of the dates at which takedowns occur.

To meet our obligations under the loans secured by the land development projects we paid down $10,719,000 of principal in 2007 from cash on hand.

With the soft housing market and the tight credit market expected to continue this year we anticipate further challenges at our development projects. We will continue to competitively price our condominium units at Laguna Vista and 400 S. Philadelphia to generate sales. We do not anticipate selling any of the remaining 295 lots at Seaside and Crisfield in the near term. Instead we will most likely hold on to these lots until the market strengthens. This will require us to make principal payments under the existing loans for our land development projects of $15,216,000 in 2008 from existing cash on hand, cash generated from our operating properties and from sales of condominium units at Symphony House, Sudley South, Laguna Vista and 400 S. Philadelphia.

Due to the need to preserve our cash to fund debt payments on our development projects and the current turmoil in the credit markets we do not anticipate acquiring additional commercial or residential properties this year.

Financing Activities

During 2007, we refinanced existing debt on nine of our operating properties, generating proceeds of approximately $35,000,000, net of defeasance costs and our minority partner's share of proceeds. The new mortgage debt reflects 10-year maturities and for all but one of the loans a 5.7% fixed interest rate. Proceeds generated form the refinancing were used to help fund acquisitions along with loan curtailment payments on debt secured by our land development projects, reflecting our strategy of realizing asset appreciation on our existing properties to provide funds for these purposes.

The discussion that follows is based primarily on our consolidated balance sheets as of December 31, 2007 and 2006, and the results of operations for the years ended December 31, 2007 and 2006 and should be read with our consolidated financial statements. The ability to compare one period to another may be significantly affected by operating properties in the process of being repositioned, acquisitions and dispositions of commercial and residential properties, development projects and the acquisition and subsequent partial sale of undeveloped commercial and residential lots. Historical results set forth in our consolidated financial statements are not necessarily indicative of our future financial position and results of our operations.

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

Upon acquisitions of real estate, we assess the fair value of the acquired assets (including land, buildings and improvements, and identified intangibles such as above- and below-market leases and acquired in-place leases and tenant relationships) and assumed liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

In accordance with SFAS No. 141, we record on our balance sheet the fair value of debt assumed in connection with our acquisitions. In order to calculate the fair value of assumed debt, we discount the cash flows relating to the debt by an interest rate that is an estimate of the market rate of interest for a loan of that type, taking into account such factors as the cash flow generated by the property, any guarantees of indebtedness, and the amount of debt relative to the property's fair value. The estimate of fair value of the assumed debt will affect our interest expense and the carrying amount of the assumed debt on our balance sheet.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For long lived assets to be held and used, including property under development that following completion is to be held and used, recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and its fair value. For long-lived assets to be disposed of by sale including development projects that are substantially completed and that are to be sold, we record impairment charges based on the difference between the carrying value of the asset and its fair value.

The use of different assumptions, result in different values at acquisition, initial allocations of purchase price and future impairment charges. The impact of our estimates in connection with acquisitions and future impairment analysis could be material to our consolidated financial statements.

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

Investments in Joint Ventures.    For all investments not wholly-owned, we determine if the entity is a variable interest entity ("VIE"). Such a determination includes, among other requirements that we evaluate whether the equity investment at risk is sufficient to allow the entity to finance its activities without additional subordinated support from others. If the equity at risk is not sufficient then the entity is considered a VIE and is subject to consolidation based on the guidelines of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). If the equity at risk is sufficient, and various other conditions are met, then the entity is not considered to be a VIE.

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

Other Liabilities.    The application of FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires us to recognize, upon the issuance of a guarantee, a liability for the fair value of the obligation we assume. The calculation of the fair value of this obligation involves significant judgment. The liability recorded for such obligation on our balance sheet could vary significantly depending on the assumptions used.

Balance Sheet Overview

The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	December 31,
			Increase (decrease)
	2007	2006
Assets:
Rental property and equipment, at cost	$627,810	$513,752	$114,058
Property and land development	113,534	167,521	(53,987)
Assets held for sale	—	25,927	(25,927)
Cash, cash equivalents, and investments	49,124	55,020	(5,896)
Investments in joint ventures	99,247	30,403	68,844
Deferred charges and other assets, net	40,203	45,788	(5,585)
Total assets	922,142	855,621	66,521
Liabilities and Shareholders' Equity:
Mortgage and construction loans and other debt (including notes due to related parties)	$725,234	$582,435	$142,799
Total liabilities	776,696	670,901	105,795
Minority interest	16,651	43,496	(26,845)
Shareholders' equity	128,795	141,224	(12,429)

Material changes in assets include:

  •
  Rental property and equipment, at cost, increased primarily as a result of the acquisition of three commercial properties and one residential property in 2007 at a total acquisition cost of approximately $80,745,000. Additionally, we changed the classification of $11,805,000 of costs associated with the development of the 1150 Northbrook property from a development project to rental property and equipment due to completion of the project.

  •
  Property and land development decreased primarily due to the deconsolidation of WALLC (see Note 6 to the consolidated financial statements. As a result of the deconsolidation, property and land development decreased by $38,807,000. The remainder of the decrease is primarily due to the classification change of the 1150 Northbrook property in addition to sales at our Sudley South, Laguna Vista and 400 S. Philadelphia projects along with $8,140,000 of impairment charges recorded at our Seaside, Crisfield, Laguna Vista and 400 S. Philadelphia projects. This decrease was partially offset by development activity at the Red Mill Pond, Crisfield, Seaside, and Sudley South projects totaling approximately $11,865,000.

  •
  Assets held for sale decreased due to the sale of a hospitality property and a commercial office property. No assets were classified as held for sale at December 31, 2007.

  •
  Cash, cash equivalents and investments decreased in total primarily due to cash used for repayments of loans on our land development projects, property acquisitions, capital expenditures and leasing costs and the purchase of the equity interests in Trilon and West Office. This decrease in cash was offset primarily by cash proceeds received from mortgage loans refinanced in 2007 along with the receipt of the WALLC equalization payment.

  •
  Investments in joint ventures increased primarily due to the purchase of the equity interests in Trilon and West Office, totaling $29,203,000, deconsolidation of WALLC causing an increase of $14,638,000, our share of equity in earnings of unconsolidated joint ventures totaling $15,997,000 and additional equity invested in Venice Lofts, Holliday development and Guildford development, totaling $9,175,000.

Material changes in liabilities and shareholders' equity include:

  •
  Mortgage and construction loans and other debt (including notes due to related parties) increased primarily as a result of the new mortgage loans obtained related to assets acquired along with refinanced loans. This increase was partially offset by loan repayments principally on our development loans.

  •
  Minority interest decreased primarily due to the deconsolidation of WALLC causing a reduction of $19,988,000 and the purchase of the equity interests in Trilon and West Office causing a reduction of $22,703,000, partially offset by our minority partner's share of income, totaling $16,636,000.

Financial Overview

	Years Ended December 31,
			$ Change 2006 to 2007	% Change 2006 to 2007
	2007	2006
			Increase (decrease)
Operating revenues from:
Development sales	$11,404	$28,102	$(16,698)	(59.4)%
Rentals-commercial	66,982	57,801	9,181	15.9
Rentals-residential	16,293	10,693	5,600	52.4
Hospitality	2,699	3,408	(709)	(20.8)
Other	6,542	422	6,120	1,450.2
Total operating revenues	103,920	100,426	3,494	3.5
Cost of development sales	10,337	23,823	(13,486)	(56.6)
Commercial operating expenses	32,444	25,072	7,372	29.4
Commercial depreciation and amortization expense	25,906	22,700	3,206	14.1
Residential operating expenses	9,253	4,908	4,345	88.5
Residential depreciation and amortization expense	4,738	2,592	2,146	82.8
Hospitality operating expenses	2,277	2,360	(83)	(3.5)
General and administrative expense	11,307	12,652	(1,345)	(10.6)
Loss on impairment of assets	8,140	1,494	6,646	444.8
Interest income	3,220	2,112	1,108	52.5
Interest expense (including related parties)	40,013	27,486	12,527	45.6
Debt extinguishment costs	5,796	1,047	4,749	453.6
Gain on sale of investments in joint ventures	22,933	24,417	(1,484)	(6.1)
Income from investments in joint ventures	15,997	996	15,001	1506.1
Minority interest	16,636	1,012	15,624	1,543.9
Income from discontinued operations, net of income taxes and minority interest	3,877	12,095	(8,218)	(67.9)
Net (loss) income	(9,288)	15,708	(24,996)	(159.1)

Development Sales.    Development sales revenue decreased by $16,698,000. In 2007, we recorded sales related to 14 residential condominium units at 400 S. Philadelphia, one residential condominium unit at Laguna Vista, and 25,000 square feet of commercial condominium space at Sudley South (Buildings I and III). For 2006, we recorded sales related to 40 residential lots at Seaside, six residential condominium units at Laguna Vista and 45,000 square feet of commercial condominium space at Sudley South (Building I).

The cost of development sales decreased by $13,486,000 when compared to the same period in 2006, due to the decline in sales activity described above.

Commercial Rental Properties.    The $9,181,000 revenue increase in 2007 was primarily due to the operation of 17 commercial office properties acquired in 2006 and 2007. Revenues from the properties that we owned for the full year in both 2007 and 2006 decreased by $1,277,000 due to lower occupancy from tenants vacating their spaces as their leases matured.

Operating expenses consist of direct operating costs of the properties, including property taxes and insurance, and exclude interest expense and depreciation expense. The $7,372,000 increase in 2007 was due to the operation of the additional commercial office properties acquired in 2007 and 2006. Operating expenses for properties that we owned for the full year in both 2007 and 2006 were comparable.

The increase of $3,206,000 in depreciation and amortization expense in 2007 was due to the additional properties acquired in 2007 and 2006.

Residential Rental Properties.    The increase of $5,600,000 in residential rental revenue in 2007 was primarily due to the revenues from the Huntington at Sundance apartment complex that was acquired in September 2006 and the Westbury apartment complex that was acquired in January 2007. Revenues from the properties that we owned for the full year in both 2007 and 2006 were comparable.

Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2007 increased by $4,345,000 when compared to the same period in 2006, due to operating expenses related to the newly acquired apartment communities and higher insurance rates. Operating expenses for properties that we owned for the full year in both 2007 and 2006 increased by $480,000 when compared to the prior year primarily due to increased insurance costs and higher tenant turnover costs.

The increase of $2,146,000 in depreciation and amortization expense in 2007 was due to the additional properties acquired in 2007 and 2006.

Hospitality Properties.    The decrease of $709,000 in hospitality revenue in 2007 was primarily due to the transition of the hotel from a Holiday Inn to a Quality Inn in May 2007. Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense, were comparable to the same period in the prior year.

Other Revenues.    Other revenues in 2007 includes income related to deposits that were forfeited by the homebuilders at the Seaside and Crisfield development projects, upon the termination of their agreements, totaling $4,036,000 and $2,141,000, respectively.

General and Administrative Expense.    The $1,345,000 decrease in general and administrative expense in 2007 is primarily the result of a $664,000 reduction in non-consummated acquisition costs, a $270,000 reduction in audit fees expensed (2006 audit fees expensed included $662,000 of 2005 audit fees paid in 2006) and a net $2,154,000 decrease in the expense associated with our Stock Appreciation Rights Plan which was implemented in the first quarter of 2006. This decrease was partially offset by an increase of $1,130,000 in salaries, wages and benefits due to increased personnel and a $540,000 increase in consulting and tax fees along with costs associated with Sarbanes Oxley compliance.

Loss on Impairment of Assets.    The $8,140,000 loss on impairment of assets recorded in 2007 relates to impairment charges for the Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects, totaling $2,222,000, $2,626,000, $2,086,000 and $1,206,000 respectively to reduce the carrying value of these projects to their estimated fair values less costs to sell. The $1,494,000 loss on impairment of assets recorded in 2006 relates to a reduction in the carrying value of the Laguna Vista development project to its estimated fair value less costs to sell.

Interest Income.    The $1,108,000 increase in interest income in 2007 was primarily due to higher interest rates along with interest earned on a note receivable executed at the end of 2006.

Interest Expense.    The increase in interest expense of $12,527,000 (including interest expense on loans from our related parties) in 2007 is primarily due to the additional interest on debt obtained or assumed in connection with properties acquired in 2007 and 2006, together with interest expense related to the $30,000,000 of Trust Preferred Securities issued in May 2006, the $46,850,000 in notes issued in connection with the purchase of the equity interests in Trilon and West Office as well as additional interest from debt refinanced in 2007. For the years ended December 31, 2007 and 2006, we capitalized interest of $2,341,000 and $2,235,000, respectively, related to our investment in development projects.

Debt Extinguishment Costs.    The $5,796,000 of costs incurred in 2007 relates to the defeasance of debt secured by the Victoria Place, Ft. Hill, Sudley ABCD & Bank Buildings and Versar Center properties. The $1,047,000 of costs incurred in 2006 relates to the defeasance of debt secured by the Cross Keys property.

Gain on Sale of Investments in Joint Ventures.    The $22,933,000 gain on sale of investments in joint ventures in 2007 consists of an $18,721,000 gain related to the Waterfront equalization payment (see Note 3 to the consolidated financial statements), a $2,820,000 gain on sale of our interest in the Madison Building and a $1,392,000 gain on sale of our interest in Arbor Crest. The $18,285,000 gain in 2006 relates to the sale of our interest in 1925K Street.

Income from Investments in Joint Ventures.    The $15,001,000 increase in income from investments in joint ventures in 2007 is primarily due to income of $16,038,000 related to sales recorded at the Symphony House development project in which Philadelphia Condo Investors, a 44% owned consolidated subsidiary of ours, has a 50% interest. This increase was partially offset by a $412,000 loss related to Venice Lofts and no income in 2007 from 1925K Street and Washington Business Park Land, unconsolidated entities in which we sold our interests in 2006.

Minority Interest.    Minority interest reflects our minority partner's share of profits and losses in joint ventures that we consolidate into our condensed consolidated financial statements. The $15,624,000 increase in minority interest in 2007 is primarily due to the recognition of our partners' share of income related to the Waterfront equalization payment (see Note 3 to the consolidated financial statements) totaling $8,612,000 along with our Philadelphia Condo Investors' partners' share of profits in the Symphony House development project, totaling $9,378,000. This increase is partially offset by our minority partners' share of loan defeasance costs at Victoria Place, Fort Hill and Sudley Building D.

Income from Discontinued Operations, Net of Taxes and Minority Interest.    Income from discontinued operations, net of income taxes and minority interest in 2007 primarily reflects the gain on sale from the Inn at the Colonnade. Income from discontinued operations, net of tax and minority interest in 2006 reflects gains on sale of the Divine Lorraine, a historic property in Philadelphia, Pennsylvania and four commercial office buildings located in Baltimore, Maryland, partially offset by a $2,584,000 impairment loss related to the 1105 Market Street commercial property to reduce the carrying value to the property's fair value less costs to sell.

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

We have included in FFO for 2007 a $6,066,000 gain, net of taxes and minority interest related to our receipt of the WALLC equalization payment (see Note 3 to the consolidated financial statements). We have determined that this gain is attributable to the ground lease that we contributed to the venture. Since the ground lease is non-depreciable property, the associated gain is included in FFO in accordance with our interpretation of NAREIT's guidelines.

Our FFO was $13,350,000 in 2007, compared to $16,663,000 in 2006, a decrease of $3,313,000. This decrease is primarily due to fewer development sales and an increase in debt extinguishment costs and interest expense as a result of debt refinancings which increased our overall mortgage balances. This decrease was partially offset by the receipt of the WALLC equalization payment, as described above.

The following table reflects the reconciliation of FFO to net income for the years presented (in thousands):

	Years Ended December 31,
	2007	2006
Net (loss) income	$(9,288)	$15,708
Add: Depreciation and amortization including share of unconsolidated real estate joint ventures	30,284	27,302
Add: Income tax expense from property sales, net of minority interest	5,098	17,565
Less: Gain on sale of properties, net of minority interest	(12,744)	(43,912)

Funds from operations	$13,350	$16,663

Liquidity and Capital Resources

General.    At December 31, 2007, our consolidated current cash and cash equivalents and investments that are principally short-term totaled $49,124,000. This amount is available, subject to certain debt covenants requiring us to maintain a minimum liquidity of $30,000,000, for funding expenditures, and required loan payments.

Short-Term Liquidity.    Our most material short-term liquidity requirements for the year ended December 31, 2008 relate to interest and scheduled principal payments on our outstanding mortgage debt and required payments on our development loans. Other short-term liquidity requirements include capital improvements at our existing properties, recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions and general and administrative expenses. We anticipate meeting these short-term liquidity requirements from the cash provided from our operating properties, sales of condominiums and from our available cash on hand at December 31, 2007.

A number of factors could affect our cash provided from our operating properties, including a change in occupancy levels and leasing rates and rent concessions offered by competitors. Additionally, the continued slowdown in the housing market coupled with the tight credit markets could adversely affect sales of our condominium units.

Future Capital Requirements.    Our future capital requirements include funds necessary to pay scheduled debt maturities and capital improvements and additional investment that could be required at our current development projects as a result of cost overruns. Our fixed-rate mortgage debt matures on average in nine years, beginning in 2010. We anticipate meeting these liquidity requirements through debt refinancings, asset dispositions and available cash on hand. None of our mortgage loans mature in 2008, allowing us to avoid having to refinance properties during this difficult credit environment.

If we default on the payment of interest or principal in connection with an existing loan or violate any loan covenant, the lender may accelerate the maturity of the debt, requiring us to repay all outstanding indebtedness along with any prepayment fees due. If we are unable to repay the debt, the lender may foreclose on any collateral for the loan.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000, minimum annual funds from operations, as defined, of $15,000,000 and several interest coverage ratios. We were not in compliance at December 31, 2007 with the net worth test related to our $30,000,000 issuance of Trust Preferred Securities. The violation of this covenant is an event of default under these Securities. Should the related lender declare us in default and demand repayment in full we may be required to sell one or more of our operating properties or our interest in one or more development projects to repay the related debt. This may require us to accept prices that are below the market value of these assets.

In addition, we were not in compliance for the year ended December 31, 2007 with the FFO test related to loans with a total of $17,787,000 outstanding. The lender under these loans has waived this covenant for the year ended December 31, 2007.

Operating Activities.    For the year ended December 31, 2007, net cash used in operating activities was $9,780,000 Operating activities includes funds used for property and land development totaling $3,599,000.

Investing Activities.    For the year ended December 31, 2007, net cash used in investing activities totaled $35,817,000 primarily due to the acquisition of three commercial office properties and one residential property, investments in joint ventures, development activity at our investment development projects and partially offset by proceeds from asset sales and sales of our interest in joint ventures.

Financing Activities.    For the year ended December 31, 2007, net cash provided by financing activities totaled $54,372,000. This primarily resulted from the placement of mortgage debt related to the acquisition of commercial office and residential properties and mortgage refinancings. This was partially offset by reductions in cash as a result of loan principal payments, amounts distributed to our equity partners from joint venture entities that we consolidate into our consolidated financial statements and dividend payments.

Excess cash flow generated from our properties' operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed for our real estate acquisitions and curtailment payments on our development projects.

GUARANTIES

Devon Square We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At December 31, 2007, the balance outstanding under the loan totaled $20,178,000. Funding of the guaranty would increase our equity participation in the venture.

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

Guilford Properties We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At December 31, 2007, the balance outstanding under the loan totaled $6,648,000

Holliday Properties We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties that matures in 2009. Funding of the guaranty would increase our equity participation in the venture. At December 31, 2007, the balance outstanding under the loan totaled $4,786,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information is required to be disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are listed under Item 15 in this annual report and are included therein.

No supplementary data are supplied because none are required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, our Chief

Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives.

Management's Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We reviewed the results of management's assessment with our Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2007 and 2006
    Consolidated Statements of Operations for the years ended December 31, 2007 and 2006
    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007 and 2006
    Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
    Notes to the Consolidated Financial Statements
    Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007
    Schedules other than those listed above have been omitted because they are not required, not applicable, or the required information is set forth in the financial statements or notes thereto.

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
10.1	Bresler & Reiner 2006 Stock Appreciation Rights Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.2
Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated November 23, 2005, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.3
Junior Subordinated Indenture dated November 29, 2005 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.4
Common Securities Subscription Agreement dated November 29, 2005 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.5
Purchase Agreement dated November 23, 2005 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust I, and Merrill Lynch International. (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for 2005, filed March 31, 2006.)
10.6
Amended and Restated Trust Agreement of Bresler & Reiner Statutory Trust I, dated May 31, 2006, by and among Bresler & Reiner, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA and others named therein. (Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)
10.7
Junior Subordinated Indenture dated May 31, 2006 by and between Bresler & Reiner, Inc. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)
10.8
Common Securities Subscription Agreement dated May 31, 2006 by and between Bresler & Reiner, Inc. and Bresler & Reiner Statutory Trust I. (Incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)

10.9
Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Bear, Stearns & Co., Inc. (Incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)
10.10
Purchase Agreement dated May 31, 2006 by and among Bresler & Reiner, Inc., Bresler & Reiner Statutory Trust II, and Merrill Lynch International. (Incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed August 11, 2006.)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

BRESLER & REINER, INC.
By:	/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer
By:	/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2008.

/s/ SIDNEY M. BRESLER Sidney M. Bresler	Chief Executive Officer, Director
/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein	Executive Vice President—Finance and Chief Financial Officer (Principal Financial & Accounting Officer)
Benjamin C. Auger	Director
/s/ CHARLES S. BRESLER Charles S. Bresler	Director
/s/ GARY F. BULMASH Gary F. Bulmash	Director
Michael W. Malafronte	Director
/s/ BURTON J. REINER Burton J. Reiner	Director
/s/ RANDALL L. REINER Randall L. Reiner	Director
/s/ JOHN P. CASEY John P. Casey	Director
/s/ GRETCHEN DUDNEY Gretchen Dudney	Director

BRESLER & REINER, INC.

FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of Bresler & Reiner, Inc.

We have audited the accompanying consolidated balance sheets of Bresler & Reiner, Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule included as part of this Annual Report on Form 10-K at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bresler & Reiner, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 31, 2008

BRESLER & REINER, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Real Estate:
Rental property and equipment	$627,810,000	$513,752,000
Property and land development	113,534,000	167,521,000

Real estate, at cost	741,344,000	681,273,000
Less: accumulated depreciation and amortization	(62,785,000)	(42,821,000)

Total real estate, net	678,559,000	638,452,000
Assets held for sale	—	25,927,000
Receivables:
Income taxes receivable	3,326,000	644,000
Mortgages and notes receivable	4,650,000	5,438,000
Other receivables, net of allowance for doubtful accounts	7,979,000	6,996,000
Cash and cash equivalents	26,966,000	18,191,000
Restricted cash and deposits held in escrow	39,054,000	46,953,000
Investments, principally available-for-sale securities	22,158,000	36,829,000
Investments in joint ventures	99,247,000	30,403,000
Deferred charges and other assets, net	40,203,000	45,788,000

Total assets	$922,142,000	$855,621,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$688,449,000	$582,435,000
Notes due to related parties	36,785,000	—
Liabilities of assets held for sale	—	29,704,000
Accounts payable, trade and accrued expenses	18,023,000	19,358,000
Deferred income taxes payable	11,753,000	11,146,000
Other liabilities	21,686,000	28,258,000

Total liabilities	776,696,000	670,901,000
Minority interest	16,651,000	43,496,000
SHAREHOLDERS' EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of December 31, 2007 and 2006	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	123,077,000	135,651,000
Accumulated other comprehensive loss	(58,000)	(203,000)

Total shareholders' equity	128,795,000	141,224,000

Total liabilities and shareholders' equity	$922,142,000	$855,621,000

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING REVENUES
Development sales	$11,404,000	$28,102,000
Rentals—commercial	66,982,000	57,801,000
Rentals—residential	16,293,000	10,693,000
Hospitality	2,699,000	3,408,000
Other	6,542,000	422,000

Total operating revenues	103,920,000	100,426,000

OPERATING COSTS AND EXPENSES
Cost of development sales	10,337,000	23,823,000
Rental expense—commercial
Operating expenses	32,444,000	25,072,000
Depreciation and amortization expense	25,906,000	22,700,000
Rental expense—residential
Operating expenses	9,253,000	4,908,000
Depreciation and amortization expense	4,738,000	2,592,000
Hospitality expense
Operating expenses	2,277,000	2,360,000
Depreciation and amortization expense	325,000	312,000
General and administrative expense	11,307,000	12,652,000
Loss on impairment of assets	8,140,000	1,494,000
Withdrawn public offering costs	—	—
Other operating expenses (income), net	32,000	(1,678,000)

Total operating expenses	104,759,000	94,235,000

Total operating (loss) income	(839,000)	6,191,000
OTHER INCOME (EXPENSES)
Interest income	3,220,000	2,112,000
Interest expense	(38,435,000)	(27,486,000)
Interest expense on notes due to related parties	(1,578,000)	—
Debt extinguishment costs	(5,796,000)	(1,047,000)
Gain on sale of investments in joint ventures	22,933,000	24,417,000

(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(20,495,000)	4,187,000
Income from investments in joint ventures	15,997,000	996,000
Minority interest	(16,636,000)	(1,012,000)

(Loss) income before income taxes and discontinued operations	(21,134,000)	4,171,000
Benefit (provision) for income taxes	7,969,000	(558,000)

(Loss) income from continuing operations	(13,165,000)	3,613,000
Income from discontinued operations, net of income taxes and minority interest	3,877,000	12,095,000

Net (loss) income	$(9,288,000)	$15,708,000

(LOSS) EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
(Loss) income from continuing operations	$(2.40)	$0.66
Income from discontinued operations, net of income taxes and minority interest	0.70	2.21

Net (loss) income	$(1.70)	$2.87

Weighted average number of common shares outstanding	5,477,212	5,477,212

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income (Loss)
Balance, January 1, 2006	$55,000	$5,721,000	$121,586,000	$—	$—	$127,362,000
Cash dividends paid	—	—	(1,643,000)	—	—	(1,643,000)
Net income	—	—	15,708,000	—	—	15,708,000	$15,708,000

Other comprehensive income (loss)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(203,000)	(203,000)

Balance, December 31, 2006	55,000	5,721,000	135,651,000	—	(203,000)	141,224,000

Cash dividends paid	—	—	(3,286,000)	—	—	(3,286,000)
Net loss	—	—	(9,288,000)	—	—	(9,288,000)	$(9,288,000)
Other comprehensive income (loss)	—	—	—	—	145,000	145,000	145,000

Balance, December 31, 2007	$55,000	$5,721,000	$123,077,000	$—	$(58,000)	$128,795,000	$(9,143,000)

See Notes to Consolidated Financial Statements

BRESLER & REINER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(9,288,000)	$15,708,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization (including discontinued operations)	30,299,000	26,790,000
Gain on sale of properties and investments in joint ventures (including discontinued operations)	(31,465,000)	(55,575,000)
Income from investments in joint ventures	(15,997,000)	(996,000)
Minority interest expense (including discontinued operations)	16,636,000	5,986,000
Deferred income taxes (including discontinued operations)	534,000	(201,000)
Loss on impairment of assets (including discontinued operations)	8,653,000	6,301,000
Amortization of finance costs	945,000	771,000
Bad debt expense	1,477,000	896,000
Property and land development	(3,599,000)	(1,883,000)
Distribution of income from investments in joint ventures	438,000	558,000
Debt extinguishment costs (including discontinued operations)	6,925,000	1,793,000
Forfeited homebuilder deposits	(6,178,000)	—
Changes in assets and liabilities:
Receivables	(6,077,000)	(576,000)
Other assets	(4,688,000)	359,000
Other liabilities	1,605,000	3,065,000

Total adjustments	(492,000)	(12,712,000)

Net cash (used in) provided by operating activities	(9,780,000)	2,996,000

INVESTING ACTIVITIES:
Investments in joint ventures	(28,546,000)	(8,402,000)
Distributions from joint ventures in excess of income	2,744,000	939,000
Deposits for property acquisitions	—	(2,450,000)
Decrease (increase) in restricted cash and deposits held in escrow	7,899,000	(32,919,000)
Decrease in investments principally available-for-sale securities	24,964,000	26,199,000
Purchase of rental property and equipment	(97,119,000)	(171,465,000)
Purchase of property and land development	(10,769,000)	(9,307,000)
Decrease in mortgages and notes receivable	511,000	596,000
Proceeds from sale of properties and investments in joint ventures	64,499,000	92,952,000

Net cash used in investing activities	(35,817,000)	(103,857,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	266,080,000	202,149,000
Proceeds from notes due to related parties	4,704,000	—
Repayment of mortgage and construction loans and other debt	(106,828,000)	(56,488,000)
Repayment of notes due to related parties	(14,415,000)	—
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(87,637,000)	(28,863,000)
Contributions from minority partners	4,089,000	2,255,000
Distributions to minority partners	(4,886,000)	(4,970,000)
Debt financing charges	(3,449,000)	(4,208,000)
Dividends paid	(3,286,000)	(1,643,000)

Net cash provided by financing activities	54,372,000	108,232,000

Net increase in cash and cash equivalents	8,775,000	7,371,000
Cash and cash equivalents, beginning of year	18,191,000	10,820,000

Cash and cash equivalents, end of year	$26,966,000	$18,191,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$37,878,000	$29,591,000
Income taxes (current and estimated)	2,225,000	1,836,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt assumed by purchasers on dispositions	—	81,751,000
Debt assumed on acquisitions	—	44,172,000
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	87,637,000	28,863,000
Mortgage notes payable legally defeased	81,733,000	26,992,000
Trust preferred debt issued for common stock	—	930,000
Accrued purchases of real estate	3,267,000	7,979,000

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

The accompanying financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As described in Note 8, we are currently in violation of a financial covenant related to one of our Trust Preferred Security Issuances totaling $30,000,000. Should the lender declare us in default, and we are unable to obtain a waiver for noncompliance, we could be required to sell one or more of our operating properties or investments in development projects to repay the debt. Such sales could result in our receiving less proceeds than we might receive in a more orderly sale environment. We are currently seeking a waiver for the noncompliance with this covenant, but, if we are unsuccessful and an event of default is declared, management believes that we have adequate equity in readily marketable real estate that could be sold to repay the debt or otherwise cure the default.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entitities ("FIN 46R"). Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RENTAL PROPERTY AND EQUIPMENT

Rental property and equipment are stated at cost, net of accumulated depreciation and amortization. Costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. We believe that our leasing practices and agreements with the majority of our tenants provide that the leasehold improvements we fund represent fixed assets that we own and control. We also believe that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets.

Upon acquisitions of real estate, we assess the fair value of acquired assets and liabilities, including land, land improvements, buildings and improvements, furniture and fixtures and identifiable intangibles such as above and below market leases, and acquired in-place leases in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (together "SFAS No. 141 and 142") and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market conditions that may affect the property.

Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, generally 39 years for buildings, 15 years for land improvements and three to 10 years for furniture, fixtures and equipment. Tenant allowances and leasehold improvements are amortized on a straight-line basis over the term of the related leases which approximate the useful lives of the assets. Depreciation expense totaled $19,957,000 and $15,360,000 for the years ended December 31, 2007 and 2006.

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

PROPERTY AND LAND DEVELOPMENT

Property and land development includes costs associated with the development and sale of land parcels and lots as part of residential subdivisions; undeveloped commercial land sales; costs associated with the development and sale of commercial and residential condominiums; and costs associated with the development and construction of commercial and residential buildings that will be leased to tenants upon completion. When construction commences, costs are recorded in property and land development where they are accumulated by project. Project costs included in property and land development include materials and labor, capitalized interest and property taxes. As part of our construction and development activities, we capitalized $2,341,000 and $2,234,000 of interest in 2007 and 2006 related to our investment basis in our development projects.

These costs are charged to costs of homes and lots sold based on either the specific identification method or the relative sales value method, whichever is more appropriate, in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. For development projects that are substantially completed and are to be sold, we review our accumulated costs to ensure that any costs in excess of fair value are charged to operations when identified. For development projects that are to be held and used we measure recoverability based on net undiscounted cash flows, in accordance with SFAS No. 144. If the undiscounted cash flows are lower than the development costs then impairment charges are recorded based upon costs in excess of net realizable value.

ASSETS HELD FOR SALE

We account for long-lived assets to be disposed of by sale in accordance with SFAS No. 144. Accordingly, a long-lived asset is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated and the asset is marketed at a price that is reasonable in relation to its current fair value, and the sale of the asset is probable within one year. Management believes that in general these conditions are met once a purchase and sales agreement has been executed. Depreciation ceases when an asset is classified as held for sale. Assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell.

INVESTMENTS IN JOINT VENTURES

For entities that are deemed to be variable interest entities ("VIEs"), as set forth in FIN 46R, we account for our investments based on a determination of the entity's primary beneficiary. If we are the primary beneficiary through being subject to a majority of the potential variability in gains or losses of the VIE, then we consolidate our investment. If we are not the primary beneficiary then we do not consolidate our investment, but account for it under the equity method.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For entities that are not deemed to be VIEs, as set forth in FIN 46R, we account for our investments in these joint ventures in accordance with Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For entities in which we have a controlling interest, we consolidate the investment and a minority interest is recognized in our consolidated financial statements (see Minority Interest). In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, management representation, authority to make decisions, and contractual and substantive participating rights of the members. We account for investments in joint ventures on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions.

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

INVESTMENTS

Investments consist principally of investments in municipal instruments. Our investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with unrealized holding gains and losses, where applicable, included in comprehensive income. At December 31, 2007 and 2006, cost approximated fair value for these securities. At December 31, 2007 and 2006, the total of these investments which were short term in nature with maturities of less than three months, was $21,191,000 and $36,686,000 respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses that may result from our tenants' inability to make lease payments per their lease agreements. These estimates are based on our judgment of a tenant's ability to pay, length of time the receivable is outstanding and probability of collection. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The associated expense is recorded as property operating expense. Presented below is the activity in the allowance for doubtful accounts for the periods indicated:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$820,000	$392,000
Allowance for doubtful accounts	1,471,000	896,000
Accounts written-off	(854,000)	(468,000)

Balance at end of year	$1,437,000	$820,000

DEFERRED CHARGES AND OTHER ASSETS

Included in deferred charges are fees incurred in connection with obtaining financing for our real estate. These fees are deferred and amortized as a part of interest expense over the term of the related debt instrument on a straight-line

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis, which approximates the effective interest method. In addition, deferred costs include leasing commissions incurred to originate a lease, which are amortized on a straight-line basis over the term of the related lease.

Included in other assets are the costs allocated to above market leases and acquired in-place leases for properties that were acquired. The application of SFAS No. 141 and 142 to real estate acquisitions requires us to allocate the purchase price to these assets in addition to land, land improvements, building and improvements and furniture and fixtures based on the relative fair values of the assets and liabilities acquired. In order to determine the amount of the purchase price to be allocated to these assets, we make assumptions regarding the relative value of the in-place leases when compared to the current market. Some of the judgments required as a part of this exercise include (1) determining the market rental rates of the acquired leases, (2) estimating the market value of tenant improvement allowances and leasing commissions to be paid on new leases, (3) estimating an appropriate lease-up period and (4) applying an estimated risk-adjusted discount rate to the cash flows. The acquired above market leases are amortized through revenues. The acquired in-place leases are amortized through depreciation and amortization expense.

OTHER LIABILITIES

Included in other liabilities are the costs allocated to below market leases for properties that were acquired. The acquired below market leases are amortized as an increase in revenues.

We account for loan guaranties of the indebtedness of joint ventures that are not consolidated into our consolidated financial statements in accordance with FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements of Guaranties, Including Indirect Guaranties of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. At December 31, 2007 and 2006 the total recorded liability related to loan guaranties was $300,000 and $474,000 respectively, which is inlcuded in other liabilities in our consolidated financial statements.

MINORITY INTEREST

Minority interest in the balance sheet represents the minority owners' share of equity in the consolidated entity as of the balance sheet date, consisting of contributions made by the minority partner plus or minus the minority partner's share of income or loss, less any distributions made to the minority partner. Minority interest in the statements of operations represents the minority owners' share of the income or loss of the consolidated joint venture.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the stated amounts of assets, liabilities, revenues, and expenses presented in the financial statements, as well as the disclosures. Consequently, actual results could differ from those estimates that have been reported in our consolidated financial statements. Critical accounting policies that require the use of estimates and significant judgment include: the allocation of purchase prices and assignment of useful lives for property acquisitions; the recording of cost of sales for development projects; the determination of consolidation methodology for joint ventures; the valuation of assumed debt; the valuation of guaranties related to debt on entities that we do not consolidate; the recording of impairment losses if applicable; and the fair value of financial instruments.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER COMMON SHARE

We have no dilutive securities; therefore, basic and fully diluted earnings per share are identical. Weighted average common shares outstanding were 5,477,212 for the years ended December 31, 2007 and 2006.

DIVIDENDS

In January 2007, our Board of Directors declared an annual cash dividend of $0.60 per share of common stock to be paid quarterly. Dividend payments of $0.15 per common share were made in March, June, September and December, 2007.

In May and November 2006, our Board of Directors declared a semi-annual cash dividend of $0.15 per share of common stock. These dividends were paid in June and December 2006.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists primarily of net income (loss) adjusted for the impact of the adjustment to the minimum pension liability after taxes. We generally record income taxes related to components of other comprehensive income based on our tax rate, including the effects of federal and state taxes. For the year ended December 31, 2007, comprehensive income includes $145,000 related to the change in our pension plan liability (See Note 16).

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation related to assets held for sale and discontinued operations.

2.     NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact that SFAS 160 will have on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for any business combinations we enter into on or after January 1, 2009. We are currently evaluating the impact that SFAS 141R will have on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We did not elect the fair value option for any of our existing eligible financial instruments on January 1, 2008, the effective date of SFAS 159, and have not determined whether we will elect this option for any new financial instruments acquired in the future.

In October 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158") that requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in financial statements of years ending after December 15, 2006. The pension asset or liability equals the difference between the fair value of the plan's assets and its benefit obligation. Effective December 31, 2006, we adopted SFAS No. 158. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in fair value guidance found in various prior accounting pronouncements. SFAS 157 is effective for our financial assets and liabilities on January 1, 2008, and our nonfinancial assets and liabilities on January 1, 2009. SFAS 157 is not expected to significantly impact the manner in which we determine the fair value of our assets and liabilities, but it may require certain additional disclosures.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this standard effective January 1, 2007 did not have a material impact on our consolidated financial statements.

3.     SIGNIFICANT TRANSACTIONS

During the years ended December 31, 2007 and 2006, we entered into several significant transactions as described below. All acquisitions of real estate and investments in joint ventures have been included in our accompanying statements of operations from the date of the transaction forward and any gains or losses on sales of assets have been calculated and recorded as of the date of the transaction. All investments have been consolidated unless noted below:

Waterfront Complex In October 2002, B&R Waterfront Properties LLC ("BRW"), a 54% owned subsidiary of ours, formed a joint venture, called Waterfront Associates LLC ("WALLC"), with K/FCE Investment LLC ("K/FCE"), to redevelop and reposition the Waterfront Complex. BRW contributed the leasehold improvements and a ground lease expiring in 2058, relating to the Waterfront Complex to WALLC. Based on the terms of the agreement K/FCE had the right, subject to certain conditions, to increase its ownership in the joint venture up to 50% by making capital contributions or by causing the joint venture to make capital distributions.

In November 2006, WALLC entered into a Land Disposition and Development Agreement ("LDDA") with the lessor under the ground lease at the Waterfront Complex, the RLA Revitalization Corporation ("RLARC"). Based on the LDDA, the existing ground lease, which expires in 2078, will be extinguished and a fee simple ownership interest will be conveyed to WALLC. In return, RLARC will retain fee simple ownership in a portion of the site that is sufficient to develop a 400,000 square foot mixed-use residential building. Based on the agreement, which is subject to several contingencies including obtaining the necessary Planned Unit Development approvals, WALLC has committed to develop 2,165,500 square feet of commercial office, retail and residential space at the Waterfront Complex.

In November 2006, WALLC entered into two lease agreements with agencies of the District of Columbia for the lease of a total of 500,000 square feet of office space in two new commercial office buildings to be constructed by WALLC at the Waterfront Complex. The leases, which are subject to several approval and development contingencies, have 15 year terms and include rental payments of $28.40 per square foot on a triple-net basis. Development of the office buildings commenced in 2007.

In November 2006 WALLC entered into a contract for the removal of hazardous material at the Waterfront Complex. Based on the terms of the contract, the cost to remediate hazardous materials, for which BRW had established a $3,000,000 reserve in 2002, totals $1,298,000. As a result, BRW recorded a $1,702,000 reduction in the reserve. The amount is included in other income with an offset of $783,000 in minority interest expense in the consolidated statement of operations for the year ended December 31, 2006.

In March 2007, in accordance with an amended and restated operating agreement of WALLC, K/FCE exercised its right to increase its ownership interest in the joint venture to 50% by making a $25,000,000 contribution to WALLC, all of which was distributed by WALLC to BRW (the "equalization payment"). BRW recorded an $18,721,000 gain related

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Trilon and West Office    In July 2007 we purchased 99.9% of the outstanding limited partnership interests in Trilon Plaza Company ("Trilon") for $54,254,000 and 99.3% of the outstanding membership interests in West Office, LLC ("West Office") for $15,367,000. In addition to cash and short-term investments totaling approximately $17,743,000 at the time of purchase, Trilon and West Office's principal assets are their combined 46% interest in BRW, which in addition to its interest in WALLC had cash and short-term investments totaling approximately $41,300,000 at the time of the purchase. The purchase price of the interests in Trilon and West Office includes a valuation of their interest in the Waterfront Complex, based on an estimate of the present value of the anticipated future cash flows that are forecasted to be generated from the development of the Waterfront Complex. As a result of the purchase we have recorded an increase in our investment in WALLC of approximately $26,400,000.

The purchase was funded through the issuance of $46,850,000 of promissory notes maturing in three years and carrying an interest rate of 7.5% (see Note 3 to the consolidated financial statements), with the remaining $22,771,000 funded with cash. The promissory notes require initial principal payments totaling $11,713,000 with the remaining amounts self-amortizing over the notes' term.

As a result of the acquisition, investments in principally available for-sale securities increased by $16,068,000, investments in joint ventures increased by $29,203,000 and minority interest liability decreased by $22,763,000. Of these amounts, $10,293,000, $20,280,000 and $16,131,000, respectively were deemed to be non-cash activities due to our issuing the promissory notes in connection with the purchase. Additional non-cash activity includes a decrease in income tax receivable of $552,000 and a decrease in other liabilities of $270,000.

Crisfield    In July 2007, we terminated our agreement with the homebuilder for the sale of developed lots at our Crisfield development project in Crisfield, Maryland as a result of the homebuilder's default under this agreement. In conjunction with the termination of the agreement the homebuilder forfeited its remaining deposit with us totaling $2,141,000. We have included this forfeited deposit in other revenues in the accompanying consolidated statements of operations. We had previously recorded an impairment charge totaling $2,626,000 to reduce the carrying amount of the project to its estimated fair value less costs to sell. Management has decided to hold the developed lots as an investment until the market for developed land improves.

Seaside    In November 2007, we terminated our agreement with a homebuilder for the sale of developed lots at our Seaside development project in Ocean City, Maryland as a result of the homebuilder's default under this agreement. In conjunction with the termination of the agreement the homebuilder forfeited its remaining deposit with us totaling $4,036,000. We have included this forfeited deposit in other revenues in the accompanying consolidated statements of operations. We had previously recorded an impairment charge totaling $2,222,000 to reduce the carrying amount of the project to its estimated fair value less cost to sell. Management has decided to hold the developed lots as an investment until the market for developed land improves.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMERCIAL PROPERTY ACQUISITIONS

The following table summarizes the commercial properties acquired during the years ended December 31, 2007 and 2006, described in further detail below:

	Location	Date of Acquisition/Opening	Size (1)	B&R Ownership		Purchase Price (in 000s) (2)
Commercial Properties
1150 Northbrook	Trevose, PA	July 2007	107,000	100.0%		$16,300	(4)
Intercontinental Building	Houston, TX	May 2007	197,000	71.2%		24,200
14800 St. Mary's Lane	Houston, TX	February 2007	85,000	100.0%		9,650
14825 St. Mary's Lane	Houston, TX	February 2007	45,000	100.0%		4,845
950 Threadneedle	Houston, TX	December 2006	59,000	100.0%		5,250
Commerce Park North	Houston, TX	July 2006	164,000	100.0%		11,750
510 Township Road	Plymouth Meeting, PA	June 2006	87,000	95.0	%(3)	13,500
8700 Commerce Drive	Houston, TX	June 2006	77,000	100.0%		4,979
9950 Westpark	Houston, TX	May 2006	111,000	100.0%		7,818
Valley Square	Plymouth Meeting, PA	April 2006	294,000	96.3	%(3)	42,500
1717 Portway Plaza	Houston, TX	April 2006	67,000	100.0%		4,858
Mearns Park	Warminster, PA	March 2006	300,000	97.0	%(3)	19,000
1120 NASA Road	Houston, TX	March 2006	80,000	100.0%		6,642
1110 NASA Road	Houston, TX	March 2006	60,000	100.0%		4,978
1100 NASA Road	Houston, TX	February 2006	57,000	100.0%		4,502
17043-49 El Camino	Houston, TX	January 2006	82,000	100.0%		6,052
10333 Harwin Drive	Houston, TX	January 2006	148,000	100.0%		12,585
Blue Bell Plaza	Plymouth Meeting, PA	January 2006	155,000	100.0	%(3)	32,000

Total Commercial Properties			2,175,000			$231,409

(1)
Size represents square feet.

(2)
Unless noted otherwise, amounts represent the gross purchase price that is included in the consolidated financial statements.

(3)
We have entered into asset supervision agreements with a third party that entitles them to 20% of cash available from operations after we have received a cumulative annual 12% return on our investment in the property, and 20% of cash available from a refinancing or sale of the property after we have received a full return of our investment along with a cumulative annual 12% return on our investment.

(4)
Construction of this building was completed in July 2007. Amount represents the construction cost.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RESIDENTIAL APARTMENT ACQUISITIONS

The following table summarizes the residential apartment communities acquired during the years ended December 31, 2007 and 2006 described in further detail below:

	Location	Date of Acquisition	Size (1)	B&R Ownership	Purchase Price (in 000s) (2)
Residential Properties
Venice Lofts	Philadelphia, PA	April 2007	128	22.3%	$2,971	(3)
Westbury	Lake Brandon, FL	January 2007	366	100.0%	42,050
Huntington at Sundance	Lakeland, FL	September 2006	292	100.0%	24,650

Total Residential Properties			786		$69,671

(1)
Size represents apartment units.

(2)
Unless noted otherwise, amounts represent the gross purchase price that is included in the consolidated financial statements.

(3)
Amount represents our initial investment in an unconsolidated entity. In April 2007, this property was converted from a residential condominium property to a residential apartment community.

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

Huntington at Sundance    In September 2006, we acquired a 292 unit apartment community located in Lakeland, Florida for $24,650,000. In connection with the acquisition we assumed the remaining balance of $14,482,000 on the existing mortgage loan on the property with a fixed interest rate of 7.28% and due in 2039, with prepayment permitted beginning in February 2009. We recorded a premium of $856,000 associated with the assumed debt.

DEVELOPMENT PROJECT ACQUISITIONS

The following table summarizes the development real estate projects acquired during the years ended December 31, 2007 and 2006 described in further detail below:

	Location	Date of Acquisition	Size (1)	B&R Ownership
Development Projects
Holliday	Baltimore, MD	November 2006	(2)	51.0%
Guilford	Baltimore, MD	April 2006	(2)	51.0%

(1)
Size represents the anticipated size of the project following development.

(2)
The type of development and size of the project has yet to be determined.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holliday Properties    In November 2006, we formed Holliday Properties Master LLC ("Holliday Properties") in which we own a 51% interest. Holliday Properties was formed for the purpose of acquiring and redeveloping a portion of a city block located in Baltimore, Maryland. We have agreed to invest up to $5,000,000 to be used for the acquisition and development of six properties that comprise the city block. Through December 31, 2007 we have invested a total of $3,839,000 in the venture. In February 2007, the venture obtained a three year $9,116,000 acquisition and development loan which we have guarantied bearing interest at one-month LIBOR plus 1.75%. At December 31, 2007, $4,786,000 had been drawn down on the loan. We account for our investment in Holliday Properties using the equity method.

Guilford Properties    In May 2006, we formed Guilford Properties Master LLC ("Guilford Properties") in which we own a 51% interest. Guilford Properties was formed for the purpose of acquiring and redeveloping a city block located in Baltimore, Maryland. We have agreed to invest up to $10,000,000 to be used for the acquisition and development of four properties that comprise the city block. In October 2006, the venture obtained a two year $7,480,000 acquisition and development loan. The loan, which we have fully guarantied, bears interest at the LIBOR plus 2.10%. At December 31, 2007, $6,648,000 had been drawn down on the loan. Through December 31, 2007 we have invested a total of $6,071,000 in the venture. We account for our investment in Guilford Properties using the equity method.

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

Madison Building    In February 2007, we sold our 25% interest in an unconsolidated entity that owned the Madison Building, an 82,000 square foot commercial office building located in McLean, Virginia, for $4,000,000 and recorded a pre-tax gain on sale of $2,820,000 that is included in gain on sale of investments in joint ventures in the accompanying consolidated statements of operations.

Arbor Crest    In April 2007, we sold our 33% interest in an unconsolidated entity that owned Arbor Crest, an 80 unit age-restricted residential property. We received $1,035,000 from the sale and recorded a pre-tax gain on sale of $1,392,000 that is included in gain on sale of investments in joint ventures in the accompanying consolidated statements of operations. The gain in excess of the cash received is the result of a negative basis in our investment that arose from distributions we received upon a refinancing of the property.

7800 Building    In December 2006 we sold a 15,000 square foot commercial office building for $3,200,000, receiving net proceeds of $3,097,000 and recognizing a pre-tax gain on sale of $1,998,000.

Charlestown North    In October 2006, we sold the Charlestown North residential apartment building for $18,000,000, receiving net proceeds of $12,166,000 after the defeasance of the related debt and recorded a pre-tax gain on sale, net of debt extinguishment costs, of approximately $13,988,000.

Washington Business Park    In October 2006 we sold our interest in a consolidated entity that owns two office and seven flex and warehouse buildings ("Developed Properties") at Washington Business Park and our interest in an unconsolidated entity that owns 50 acres of undeveloped land ("Undeveloped Land") in the same office park, to our partner in the joint ventures, for $22,800,000. As a result of the sales we received $17,800,000 in cash along with a $5,000,000 promissory note with a three-year maturity, bearing interest at 10%. We recorded a $5,174,000 pre-tax gain related to the sale of the Developed Properties and a $4,910,000 pre-tax gain related to the sale of the Undeveloped Land with such amounts included in discontinued operations, net of tax and minority interest, and gain on sale of investments in joint ventures, respectively, in the accompanying consolidated financial statements.

Divine Lorraine    In May 2006, we sold the Divine Lorraine property and the adjacent ground for a total of $10,100,000 receiving $3,219,000 in net proceeds after the repayment of the related debt and recognizing a pre-tax gain on sale of $1,751,000.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1925 K Street    In April 2006, we sold our interest in 1925K Street Associates, LLC for $26,000,000. We received $25,749,000 in net cash proceeds from the sale and recognized a pre-tax gain on sale of $18,285,000, which is included in the gain on sale of investments in joint ventures in our consolidated statements of operations.

640 North Broad    In January 2006, we sold our interest in 640 North Broad to one of our equity partners for $5,462,000. The purchaser of our interest obtained the funds from a $6,000,000 loan guarantied by us and secured in part by a $3,000,000 certificate of deposit that we have purchased from the lender. In connection with the transaction, we recorded a deferred pre-tax gain on sale of $262,000 and a liability associated with the loan guaranty of $300,000.

4.     RENTAL PROPERTY AND EQUIPMENT (in thousands):

	December 31,
	2007	2006
Land	$108,433	$82,454
Buildings and improvements	487,409	410,429
Equipment	31,968	20,869

	627,810	513,752
Less—Accumulated depreciation and amortization	(62,785)	(42,821)

Rental property and equipment, net	$565,025	$470,931

5.     MORTGAGES AND NOTES RECEIVABLES (in thousands):

	December 31,
	2007	2006
10% due 2009	$4,000	$5,000
10% due 2012	500	—
7.0% due through 2015	127	138
Other	23	300

	$4,650	$5,438

6.     INVESTMENTS IN JOINT VENTURES

At December 31, 2007, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage (1)
Guilford Properties	51%
Holliday Properties	51%
Redwood Commercial Management, LLC ("Redwood Commercial")	50%
Waterfront Associates, LLC ("WALLC") (2)(3)	50%
Venice Lofts Associates, LLC ("Venice Lofts")	22%
Symphony House Associates LP ("Symphony House")	22%
B&R Devon Square Owner, LP ("Devon Square")	6%
Waterside Towers, LLC ("Waterside Towers") (3)	5%
Trilon Townhouses, LLC ("Trilon Townhouses")(3)	5%

(1)
Represents our effective ownership of the underlying property.

(2)
Prior to March 2007, BRW consolidated the assets, liabilities and operations of WALLC, in accordance with FIN 46R because WALLC was deemed to be a variable interest entity and we were deemed to be the primary beneficiary of the entity. Subsequent to the equalization payment, as described in Note 3 to the consolidated financial statements, we reassessed the designation of primary beneficiary of WALLC and determined that BRW was no longer the primary beneficiary because K/FCE is subject to a majority of the potential variability in gains and

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  losses of the entity. We have therefore accounted for BRW's investment in WALLC under the equity method as of March 1, 2007. As a result, the consolidated balance sheet reflects the following non-cash changes: property and land development decreased by $41,385,000; investments in joint ventures increased by $14,638,000; other assets decreased by $117,000; minority interest liability decreased by $26,200,000; and other liabilities decreased by $713,000.

(3)
In July 2007, we purchased the partnership interests in Trilon (see Note 3 to the consolidated financial statements), which owns a 46% interest in BRW and a 5% interest each in both Waterside Towers and Trilon Townhouses which own 414 apartments and 20 townhouses in Washington DC, respectively.

Below are condensed combined balance sheets for our unconsolidated joint venture entities as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$43,401	$3,138
Property and land development	170,385	141,601
Rental property and equipment	67,110	39,588
Other assets	7,695	4,391

Total assets	$288,591	$188,718

LIABILITIES AND MEMBERS' EQUITY
Mortgages and construction loans and other debt	$88,337	$137,677
Other liabilities	18,537	18,498

Total liabilities	106,874	156,175
Equity	181,717	32,543

Total liabilities and equity	$288,591	$188,718

Company's interest in equity (1)	$67,605	$29,366

(1)
In 2005 and 2006 Bresler & Reiner Statutory Trust I and Bresler & Reiner Statutory Trust II ("the Trusts"), wholly owned subsidiaries of the Company, sold in a private placement $40,000,000 and $30,000,000, respectively of trust preferred securities. Because we are not the primary beneficiary in either of the Trusts, we have accounted for our investment in these entities under the equity method in accordance with FIN46R. Included in the Company's interest in equity is $2,199,000 and $2,202,000 at December 31, 2007 and 2006 of equity in the Trusts.

The difference between the carrying amount of our investment in joint ventures and our accumulated membership interest noted above is primarily due to a $27,200,000 increase in our investment in WALLC as a result of our purchase of Trilon and West Office, as well as capitalized interest on our investment balance in joint ventures that own real estate under development, and the fair value of loan guaranties we have provided. The increase in our investment in WALLC will be expensed as developed condominium units are sold or depreciated over the useful lives of commercial and residential assets after they have been placed in service. The capitalized interest is expensed as the development units are sold or depreciated over the useful life of the asset after it has been placed in service.

Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006
Operating revenues	$149,038	$11,207
Operating expenses	111,689	5,893
Interest expense	1,963	2,773
Depreciation and amortization expense	1,611	1,920

Net income	$33,775	$621

Company's equity in earnings of unconsolidated joint ventures	$15,997	$996

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     OTHER ASSETS AND OTHER LIABILITIES

In recording our acquisitions of rental properties, we have established intangible assets and intangible liabilities. The following table summarizes these intangible assets and liabilities, which are included in other assets and other liabilities, respectively in our consolidated financial statements, as of the dates presented (in thousands):

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$49,866	$32,652	$47,408	$21,626
Acquired in-place lease liabilities	12,499	6,246	12,182	4,446

The amortization of acquired lease assets included in depreciation and amortization expense, totaled $10,029,000 and $11,169,000 for the years ended December 31, 2007 and 2006, respectively.

The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $831,000 and $792,000 for the years ended December 31, 2007 and 2006, respectively.

The estimated annual amortization of acquired above and below market-in-place leases to be included as a net increase in revenues for each of the five succeeding years is as follows (in thousands):

2008	$1,134
2009	1,087
2010	638
2011	569
2012	368

The estimated annual amortization of acquired in-place lease assets to be included in depreciation and amortization expense for each of the five succeeding years is as follows (in thousands):

2008	$5,150
2009	3,757
2010	2,344
2011	1,729
2012	943

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

			December 31,
Property (1)
	Interest Rate (2)	Maturity	2007 (3)	2006 (3)
Fort Washington	5.60%	2014	$46,538	$47,249
Victoria Place Apartments (4)	5.73%	2017	46,000	32,341
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Valley Square	6.30%	2016	37,500	37,500
Westbury	6.03%	2017	36,000	—
919 Market Street	5.52%	2015	35,600	35,600
Blue Bell Plaza	5.65%	2016	29,800	29,800
Versar Center (4)	6.41%	2017	28,000	17,626
Red Mill Pond—Development Loans (4)	LIBOR + 325 basis pts. (9)	2010	23,774	24,488
Red Mill Pond—Promissory Note	6.0%	2012	8,115	8,115
Intercontinental	6.18%	2017	20,500	—
Sudley N. Bldgs. A, B, C and Bank Bldg. (4)	5.75%	2017	18,500	11,108
Mearns Park	6.17%	2016	16,500	16,500
West Germantown Pike	5.90%	2033	15,387	15,626
One Northbrook	5.75%	2014	14,553	14,770
Cross Keys	6.33%	2016	14,500	14,500
Huntington at Sundance (5)	7.28%	2039	14,337	14,454
510 Township Road (4)	5.71%	2017	14,000	10,760
Wynwood	5.62%	2016	11,800	11,800
1150 Northbrook Commercial Bldg.	LIBOR + 170 basis pts.	2009	11,546	4,103
900 Northbrook	5.98%	2013	10,638	10,792
Fort Hill (4)	5.75%	2017	10,400	5,428
Sudley N. Bldg. D (4)	5.75%	2017	10,400	6,114
10333 Harwin Drive	5.78%	2016	10,398	10,532
102 Pickering Way (5)	6.50%	2013	9,802	9,940
Commerce Park North	6.14%	2016	9,367	9,400
Crisfield	LIBOR + 200 basis pts.	2009	9,080	11,700
14800 St. Mary's Lane	5.75%	2017	8,200	—
9950 Westpark	6.37%	2016	6,273	6,342
Seaside	Lender's Prime Rate	2008	6,177	12,813
1120 NASA Parkway (5)	5.41%	2015	5,134	5,208
17043-49 El Camino	5.78%	2016	4,960	5,024
950 Threadneedle	5.75%	2017	4,300	—
14825 St. Mary's Lane	5.67%	2017	4,200	—
8700 Commerce Drive (5)	5.24%	2015	3,754	3,809
Holiday Inn Express	7.88%	2011	3,429	3,500
1110 NASA Parkway (5)	5.55%	2014	3,359	3,408
1100 NASA Parkway (5)	6.12%	2012	2,788	2,830
1717 Portway Plaza (5)	5.75%	2013	2,669	2,711
400 South Philadelphia Avenue	Lender's Prime + 100 basis pts.	2008	1,515	6,400
Sudley South Building No. III	LIBOR + 165 basis pts.	2008	1,455	2,855

Total mortgage and construction loans			610,748	504,646
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	30,930
Corporate-Due to Related Parties (7)	7.50%	2010	32,481	—
B&R Philadelphia Condo Investors—Due to Related Parties (8)	15%	2008	4,304	—
Corporate	LIBOR + 250 basis pts.	2009	4,000	4,000
Other	(6)	(6)	1,284	1,409

Total mortgage and construction loans and other debt before debt related to assets held for sale			$724,985	$582,223

Debt Related to Assets Held For Sale
1105 Market Street	LIBOR + 195 basis pts.	2007	—	19,000
Inn at the Colonnade	7.45%	2011	—	9,458

Total mortgage and construction loans and other debt and debt related to assets held for sale			$724,985	$610,681

(1)
Note is secured by the property, unless otherwise noted.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Unless noted otherwise LIBOR rate is the one-month LIBOR rate which was 4.60% and 5.35% at December 31, 2007 and 2006 respectively.

(3)
Generally our mortgage loans have 10-year terms and 30-year amortization schedules.

(4)
Note was refinanced or amended in 2007. The interest rate and maturity date reflect the terms of the new or amended loan.

(5)
The debt shown for these properties does not include the related premium or discount.

(6)
Represents a deferred purchase money promissory note.

(7)
Loans relate to promissory notes issued to our affiliates in connection with the purchase of the equity interests in Trilon and West Office
(see Note 9 to the consolidated financial statements).

(8)
Loan relates to promissory notes issued to our affiliates in connection with the refinancing of the Venice Lofts loan (see Note 9 to the consolidated financial statements).

(9)
LIBOR rate for this loan is three-month LIBOR rate which was 4.70% at December 31, 2007.

We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations. However, they may under certain conditions provide for accelerated repayments, if requested by the lender.

Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $130,000,000, minimum annual funds from operations, as defined, of $15,000,000 and several interest coverage ratios. We were not in compliance at December 31, 2007 with the net worth test related to our $30,000,000 issuance of Trust Preferred Securities. The violation of this covenant is an event of default under these Securities. Should the related lender declare us in default and demand repayment in full we may be required to sell one or more of our operating properties or our interest in one or more development projects to repay the related debt. This may require us to accept prices that are below the market value of these assets.

In addition, we were not in compliance for the year ended December 31, 2007 with the FFO test related to loans with a total of $17,787,000 outstanding. The lender under these loans has waived this covenant for the year ended December 31, 2007.

Included in mortgages and construction loans and other debt on the balance sheets are fair value adjustments on assumed debt. The net unamortized fair value premium was $249,000 and $213,000 at December 31, 2007 and 2006 respectively.

As part of our construction and development activities, we capitalized $6,384,000 and $7,362,000 of interest for the years ended December 31, 2007 and 2006 respectively.

Annual contractual principal payments (including notes due to related parties) as of December 31, 2007, are as follows (in thousands):

2008	$37,196
2009	41,454
2010	67,453
2011	8,141
2012	17,315
2013 and thereafter	553,426

Total	$724,985

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOAN DEFEASANCES

In 2007 and 2006 we defeased six mortgage loans collateralized by our properties by purchasing US Treasury Securities ("Securities"). These Securities, whose cash flow is structured to match the principal and interest payments due under the respective mortgage notes, were placed in trusts for the sole purpose of funding these payments under the mortgage notes. Because the transactions were structured as legal defeasances, in accordance with SFAS No. 140, Accounting for Transfers on Servicing of Financial Assets and Liabilities, the mortgage notes payable were accounted for as having been extinguished. Following is a description of the mortgage loans that were defeased:

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

Mearns Park    In September 2006 we defeased the $11,468,000 loan collateralized by Mearns Park and placed a new $16,500,000 10-year mortgage loan on the property bearing a fixed rate of interest of 6.17%. We incurred debt extinguishment costs of $864,000 related to the defeasance. Because this defeasance was completed as part of the asset purchase, we have included the difference between the cost of the Securities purchased and the carrying amount of the mortgage notes extinguished in rental property and equipment in the accompanying consolidated balance sheets.

Cross Keys    In July 2006 we defeased the $10,759,000 mortgage loan collateralized by Cross Keys and placed a $14,500,000 10-year mortgage loan on the property bearing a fixed rate of interest of 6.33%. We incurred debt extinguishment costs of $1,047,000 related to the defeasance.

INTEREST RATE SWAP

Red Mill Pond In August 2007, we amended the terms of the loan secured by the Red Mill Pond development project. The amended terms reflect an initial principal balance of $22,000,000 and a three year loan term. The loan bears interest at three-month LIBOR plus 3.25%. In connection with the loan, we entered into a three-year interest rate swap agreement, indexed to the three-month LIBOR rate, for a portion of the loan balance outstanding. Notional amounts under the swap agreement total $10,000,000, $6,000,000 and $3,000,000 during the first, second and third year of the loan term, respectively. The swap agreement has effectively fixed the three-month LIBOR rate at 5.2% over the loan term for the notional. Included in other liabilities at December 31, 2007, is an interest rate swap liability, totaling $191,000 related to the fair value of this swap agreement, based on a 4.9% three-month LIBOR swap rate on this date. Because this derivative does not qualify for hedge accounting we have recorded a corresponding increase in interest expense for the year ended December 31, 2007.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNSECURED JUNIOR SUBORDINATED NOTES AND TRUST PREFERRED SECURITIES

In May 2006, Bresler & Reiner, Statutory Trust II, ("Trust II") our wholly owned subsidiary, completed the issuance and sale in a private placement of $30,000,000 in aggregate principal amount of trust preferred securities. Trust II simultaneously issued $930,000 in aggregate principal amount of common securities to us. Both the preferred securities and the common securities (together the "Capital Securities II"), mature in May 2036 and may be redeemed by the Trust II at any time on or after July 30, 2011. The Capital Securities II require quarterly distributions payable at a fixed rate equal to 9.02% per annum until July 31, 2011 and at a floating rate equal to three-month LIBOR plus 350 basis points per annum thereafter. Trust II used the proceeds from the sale of the Capital Securities II to purchase $30,930,000 in aggregate principal amount of unsecured junior subordinated debentures (the "Debentures II") due in May 2036 issued by us. The payment terms of the Debentures II are substantially the same as the terms of the Capital Securities II.

9.    LOSS ON IMPAIRMENT OF ASSETS

For long-lived assets and development projects that are to be held and used we have determined whether the expected undiscounted cash flows of these projects exceed their recorded carrying amounts. For long-lived assets and substantially completed development projects to be disposed of by sale we have determined whether the fair value based on the present value of the estimated future discounted cash flows of the projects, less estimated selling costs, exceed their carrying costs. To calculate this present value management has relied on a number of assumptions including: sales prices of the units being sold; appropriate growth rates in prices; the absorption rate of units being sold; the cost to construct condominiums or townhouses on the land; and an appropriate discount rate given the relative risk of the cash flows.

Based on our analyses we have recorded impairment charges for the Seaside, Crisfield, 400 S. Philadelphia and Laguna Vista development projects, totaling $2,222,000, $2,626,000, $2,086,000 and $1,206,000 respectively for the year ended December 31, 2007, to reduce the carrying value of these projects to their estimated fair values, in accordance with SFAS No. 144.

10.    DISCONTINUED OPERATIONS

The results of operations and gains on sale for 1105 Market Street and the Inn at the Colonnade are included in income from discontinued operations, net of income taxes and minority interest, for the years ended December 31, 2007 and 2006.

For the year ended December 31, 2006, income from discontinued operations, net of income taxes and minority interest include the results of operations from the Washington Business Park portfolio, the 7800 Building, Charlestown North, 1105 Market Street and the Inn at the Colonnade, and the results of operations and gains on sales of four properties in Baltimore, Maryland.

In January 2007, we sold the Inn at the Colonnade for $15,000,000 and recorded a pre-tax gain on sale of $7,409,000, net of debt extinguishment costs of $1,127,000. The sale generated net proceeds of approximately $4,194,000 after defeasance of the existing debt of $9,428,000.

In February 2007, we sold 1105 Market Street, for $18,500,000. In 2006, we recorded an impairment charge of $4,807,000 to reduce the asset's carrying value to estimated fair value less costs to sell in accordance with SFAS No. 144. The impairment charge is included in loss from discontinued operations, net of tax and minority interest in our consolidated financial statements for the year ended December 31, 2006. The sale proceeds were used to help repay the outstanding loan on the property of $19,000,000.

In December 2006 we sold the 7800 Building for $3,200,000. As a result of the sale we recorded a pre-tax gain on sale of $1,998,000.

In October 2006, we sold the Charlestown North residential apartment building for $18,000,000. As a result of the sale we recorded a pre-tax gain on sale, net of debt extinguishment costs, of $13,988,000.

In October 2006, we sold our interest in both a consolidated entity that owns two office and seven flex and warehouse buildings at Washington Business Park and an unconsolidated entity that owns 50 acres of undeveloped land in the same complex for $22,800,000. As a result of the sale we have included in discontinued operations a pre-tax gain on sale of $5,174,000 related to the sale of our interest in the consolidated entity.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January and May 2006 we sold four commercial office buildings in our portfolio of historic commercial office buildings located in Baltimore, Maryland, and recorded a pre-tax gain, net of minority interest, of $2,500,000.

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

The following summary presents the combined operating results, gains on sale and impairment of assets of properties we have classified as discontinued operations (in thousands):

	Years Ended December 31,
	2007	2006
Revenues	$7,676	$34,353
Loss before gain on sale, debt extinguishment costs, loss on impairment of assets, minority interest and provision for income taxes	$(461)	$(997)
Gain on sale	8,532	31,158
Debt extinguishment costs	(1,129)	(745)
Loss on impairment of assets	(513)	(4,807)
Minority interest	—	(4,975)
(Provision) benefit for income taxes	(2,552)	(7,539)

Income (loss) from discontinued operations	$3,877	$12,095

11.    COMMITMENTS AND CONTINGENCIES

GUARANTIES

Devon Square We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At December 31, 2007, the balance outstanding under the loan totaled $20,178,000. Funding of the guaranty would increase our equity participation in the venture.

640 North Broad In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty. We have also recorded a deferred gain of $257,000 associated with the sale. Both the liability associated with the loan guaranty and the deferred gain are included in other liabilities in our consolidated financial statements.

Guilford Properties We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At December 31, 2007, the balance outstanding under the loan totaled $6,648,000.

Holliday Properties We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties that matures in 2009. Funding of the guaranty would increase our equity participation in the venture. At December 31, 2007, the balance outstanding under the loan totaled $4,786,000.

Waterfront We have guarantied the reimbursement payment to a partner in WALLC of all costs they may incur under a completion guaranty they have provided on a $45,000,000 pre-development loan obtained by the venture. Funding of the guaranty would increase our equity participation in the venture.

MASTER LEASE AGREEMENTS

In support of certain consolidated entities' mortgage loans we have entered into master lease agreements, and we have provided indemnification for certain environmental events. These agreements are entered into for the benefit of the mortgage lenders to facilitate more favorable terms.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM PURCHASE COMMITMENTS

In November 2006 we entered into several fixed-price cancelable commitments to purchase electricity from third-party utility companies through December 2011. The terms of the contracts commenced in January 2007 and provide for us to have electricity delivered to our properties in Houston at fixed prices per kilowatt hour. In 2007, we purchased $1,916,000 of electricity pursuant to the terms of this contract.

Estimated annual expenses, based on estimated annual kilowatt usage, to be paid under these contracts as of December 31, 2007 are as follows (in thousands):

2008	$1,663
2009	1,385
2010	1,385
2011	1,315

$5,748

LETTERS OF CREDIT

As of December 31, 2007 and 2006, we have $10,464,000 and $2,786,000 of outstanding letters of credit respectively.

MARKET CONCENTRATIONS

The commercial properties we owned at December 31, 2007 are concentrated in both the Mid-Atlantic region of the country, and the Houston, Texas metropolitan market. Our residential apartment properties are concentrated in the Central Florida area. No single tenant represents more than 10% of our total revenues. Our development projects are located in the Washington, D.C., Maryland and Delaware Eastern Shore, Baltimore, Maryland and Philadelphia, Pennsylvania metropolitan areas.

LITIGATION

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.    INCOME TAXES

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), effective January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In the event that we receive an assessment for interest and/or penalties, our policy is to recognize them as operating expenses. Under FIN No. 48, an entity may only recognize tax positions that meet a "more likely than not" threshold. The adoption of this standard effective January 1, 2007 did not have a material impact on our consolidated financial statements as the total amount of unrecognized tax benefits as of the date of adoption was not material. There were no material unrecognized tax benefits at December 31, 2007. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months. We are subject to examination by respective taxing authorities for the tax years 2004 through 2007.

SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from our activities during the current and preceding years. It requires an asset and liability approach to accounting for income taxes. Balance sheet accruals for income taxes are adjusted to reflect changes in tax rates in the period such changes are enacted.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file a consolidated Federal income tax return. The provision (benefit) for income taxes includes the following components (in thousands):

	Years Ended December 31,
	2007	2006
(Benefit) provision for income taxes
Current tax	$(1,488)	$3,623
Deferred tax	(3,929)	4,474

Total (benefit) provision	(5,417)	8,097
Effect of SFAS No. 158	73	(106)

Total provision	$(5,344)	$7,991

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

	Years Ended December 31,
	2007	2006
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	(0.3)%	3.1%
Interest income from tax-exempt bonds	3.8%	(2.4)%
Other	(0.7)%	(0.7)%

Effective rate	36.8%	34.0%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement reporting purposes. The sources of these differences and the estimated tax effect of each are as follows (in thousands):

	Deferred tax liability (asset) as of December 31, 2007	Deferred income tax provision (benefit) for the year ended December 31, 2007	Deferred tax liability (asset) as of December 31, 2006
Basis in property	$7,088	$(5,625)	$12,713
Charitable contributions	—	59	(59)
Investments in partnerships	2,708	850	1,858
Lease intangibles	(9,252)	(2,552)	(6,700)
Gain on sale	13,299	7,073	6,226
Other	(2,090)	802	(2,892)

Deferred income tax payable	11,753	607	11,146
Deferred tax asset (net operating losses)	(4,788)	(4,463)	(325)

Total	$6,965	$(3,856)	$10,821

Of the 2007 net operating loss, $3,068,000 will be carried back to offset income taxes paid in previous years. The remaining deferred tax asset at December 31, 2007 represents net operating losses that will be carried forward and applied against future taxable income The majority of the net operating loss carryforward will expire at December 31, 2027 if it is not applied prior to that date. The deferred tax asset balance is included with deferred charges and other assets, net on our consolidated balance sheets.

For the year ended December 31, 2007, interest and penalties relating to the filing of our income tax returns was $26,000 and $71,000 respectively.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    OPERATING LEASES

AS A LESSEE

The lease for our current office space commenced in July 2005 and expires in December 2012. Total rent paid under the lease for the years ended 2007 and 2006 was $379,000 and $255,000 respectively.

Minimum rentals to be paid under our office lease at December 31, 2007, is as follows (in thousands):

2008	$266
2009	274
2010	283
2011	291
2012	300

Total	$1,414

AS A LESSOR

Substantially all leases of our residential property are for a term of one year of less. Other leases are subject to cancellation at the lessee's option under certain conditions. No single tenant represents more than 10% of our total revenues. Minimum future rentals to be received for commercial property subject to non-cancelable and other leases as of December 31, 2007 are as follows (in thousands):

2008	$56,680
2009	45,741
2010	32,918
2011	23,672
2012	15,646
2013 and thereafter	26,689

Total	$201,346

We are also entitled to additional rents, which are not included above, that are primarily based upon escalations of real estate taxes and operating expenses over base period amounts. We earned approximately $7,066,000 and $7,388,000 of additional rents for the years ended December 31, 2007 and 2006 respectively.

14.    RELATED PARTY TRANSACTIONS

In July 2007, we purchased substantially all of the outstanding limited partnership and membership interests in Trilon and West Office (see Note 3 to the consolidated financial statements). Prior to the purchase, the Chairman of the Board of Directors of the Company and another Board of Directors member (Company affiliates) owned a total 88.3% interest in Trilon and 21.1% interest in West Office. These Company affiliates received a total of $51,213,000, including $4,363,000 in cash and $46,850,000 in promissory notes from the Company bearing an interest rate of 7.5% and maturing in three years. In accordance with the terms of the promissory notes initial principal payments totaling $11,713,000 were made at the time the notes were issued. The remaining principal due under the notes will self-amortize over the notes' term.

In July 2007, Venice Lofts repaid the development and construction loans securing the property and obtained a ten-year $38,000,000 loan bearing an interest rate of 6.4% with interest-only payments due during the first five years of the loan term. In connection with the repayment of the loans, B&R Philadelphia Condo Investors, a 44% owned subsidiary of the Company, which has a 50% interest in Venice Lofts, contributed $6,700,000 to the venture. In connection with the funding of this contribution, the Chairman of the Board of Directors provided a one-year $4,400,000 loan bearing interest at 15%, which is a rate comparable to the mezzanine portion of the debt that was repaid.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest incurred on these loans, together with interest on other borrowings from affiliates totaled $1,629,000 and $108,000 for the years ended December 31, 2007 and 2006, respectively.

15.    STOCK APPRECIATION RIGHTS

In January 2006, our Board of Directors adopted a Stock Appreciation Rights Incentive Plan ("the Plan"). Under the Plan, we may grant to employees and consultants up to an aggregate of 280,000 stock appreciation rights ("SARs") with respect to shares of our common stock. Upon exercise, each SAR will entitle the exercising holder to a cash payment equal to the excess of the market value of a share of common stock at the time of exercise over the market value of a share of common stock at the time of grant of the SAR. The Plan is administered by our Compensation Committee, which has sole authority to grant SARs to employees and consultants under the Plan. At the time of adoption, the term of each SAR granted pursuant to the Plan is no more than ten years after the date of grant. The SARs vest immediately upon grant.

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

We use the "plain vanilla" Black-Scholes-Merton closed-form model as described in SEC Staff Accounting Bulletin 107 for determining the fair value of the SARs. All SARs are granted at the average market value of our common stock for the 30 business day period preceding the grant date. The following assumptions were used in determining the fair value of the SARs as of December 31, 2007: expected volatility of 22.1%, a weighted average expected remaining life of 3.1 years and a risk free interest rate of 3.5%. Total compensation liability related to our SARs was $475,000 and $1,416,000 at December 31, 2007 and 2006, respectively. These amounts are included in other liabilities in our consolidated financial statements. The decrease in this liability resulted in a reduction of the associated expense of $738,000 in 2007. In 2006, we recognized $1,416,000 of expense related to our SARs.

The following table summarizes the SARs information as of December 31, 2007:

Stock Appreciation Rights	Number	Weighted Average Grant Price	Contract Life
Outstanding as of January 1, 2007	169,000	$32.91	10 years
Granted	6,500	36.61	10 years
Exercised	(21,450)	33.56	10 years
Terminated	—	32.91	10 years

Outstanding at December 31, 2007	154,050	32.97	10 years

At December 31, 2007, the market value of a share of our common stock was $28.50.

16.    BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

In November 2004, we established a defined contribution plan ("401K") that covers all employees. For the years ended December 31, 2007 and 2006, we contributed $94,000 and $82,000 respectively, to the 401K plan, representing 3% of all eligible employees' eligible compensation up to a maximum salary of $225,000 and $220,000 per employee, respectively.

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

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2006, we adopted SFAS No. 158 which requires us to recognize assets or liabilities depending on whether our defined benefit pension plan is overfunded or underfunded at December 31 with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in our stockholders' equity. A plan's funded status is measured as the difference between the fair value of the plan's assets and the projected benefit obligation ("PBO") of the plan. The adjustment to stockholders' equity represents the net unrecognized actuarial losses and prior service costs which were previously netted against the plan's funded status on our balance sheet in accordance with SFAS No. 87. The adjustment also includes the elimination of the minimum pension liability related to our defined benefit pension plan that was recorded prior to the adoption of SFAS No. 158.

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

Obligations and Funded Status (in thousands):

	December 31,
Change in benefit obligation:
	2007	2006
Benefit obligation at beginning of year	$2,501	$2,188
Service cost	181	116
Interest cost	136	141
Benefits paid	(576)	(217)
Settlement loss	—	—
Actuarial gains	(93)	273

Benefit obligations at end of year	$2,149	$2,501

	December 31,
Change in plan assets:
	2007	2006
Fair value of plan assets at beginning of year	$1,909	$1,906
Actual return on plan assets	236	220
Contributions by employer	110	—
Benefits paid	(576)	(217)
Settlement	—	—

Fair value of plan assets at end of year	$1,679	$1,909

Reconciliation of funded status:	2007	2006
Funded status	$(470)	$(593)
Unrecognized net actuarial loss	91	292
Unrecognized transition obligation	—	17

Accrued liabilities	(379)	(284)
Adjustment due to SFAS 158	(91)	(309)

Accrued pension cost	$(470)	$(593)

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
Amounts recognized in the consolidated balance sheets:
	2007	2006
Accrued liabilities	$379	$284

	December 31,
Net Periodic Pension Cost
	2007	2006
Service cost	$181	$116
Interest cost	136	141
Expected return on plan assets	(130)	(130)
Amortization of transition asset	17	57
Recognized net actuarial loss	1	12
Settlement loss	—	—

Final net periodic pension expense	$205	$196

The actuarial assumptions used at December 31, 2007 and 2006 related to our defined benefit pension plan are as follows:

	December 31,
Net Periodic Pension Cost
	2007	2006
Discount rates	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%
Weighted average rate of compensation increase	4.25%	4.25%

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

The following postretirement benefit plan amounts were included in accumulated other comprehensive income (loss), net of tax, for the years presented, in accordance with SFAS No. 158 (in thousands).

	December 31,
	2007	2006
Accumulated other comprehensive (loss)
Transition obligation	$—	$(17)
Net loss	(91)	(292)

Total	$(91)	$(309)

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We expect to contribute $100,000 to our pension plan in 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$445
2009	133
2010	67
2011	702
2012	50
2012 - 2016	N/A
2013 - 2017	561

17.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are described below.

As of December 31, 2007, the fair value of our $724,985,000 of mortgage and construction loans and other debt was $701,303,000. As of December 31, 2006, the fair value of our $610,681,000 of mortgage and construction loans and other debt was $592,006,000. The fair value of fixed rate debt is estimated by discounting the future cash flows based on borrowing rates currently available to us for financing on similar terms for borrowers with similar credit ratings. For variable rate obligations the carrying amount is a reasonable estimate of fair value.

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

Development—Developed and Undeveloped Land

This segment primarily includes land held for investment, the development and sale of land parcels and lots as part of residential subdivisions and undeveloped commercial land sales. Revenues and related cost of goods sold are included in our operating results.

Development—Rental Properties

This segment primarily includes the development and construction of commercial and residential buildings that will be leased to tenants upon completion. Costs associated with this segment are capitalized until completion, at which time the assets are placed in service and transferred to either the Residential or Commercial Rental Property segment.

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Following is a summary of our reportable segments along with corporate debt and general and administrative expenses:

December 31, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Statement of Operations:
Total operating revenues	$6,384	$11,404	$—	$66,982	$16,293	$2,699	$158	$103,920
Cost of development sales	(65)	(10,272)	—	—	—	—	—	(10,337)
Operating expenses	—	—	—	(32,444)	(9,253)	(2,277)	—	(43,974)
Depreciation and amortization expense	—	—	—	(25,906)	(4,738)	(325)	—	(30,969)
Interest expense (including related parties)	(529)	(845)	(8)	(24,360)	(7,901)	(300)	(6,070)	(40,013)
Gain on sale of investments in joint ventures	—	—	18,721	2,820	1,392	—	—	22,933
Income (loss) from investments in joint ventures	—	16,038	(79)	246	(394)	—	186	15,997
Minority interest	174	(8,918)	(8,612)	857	125	—	(262)	(16,636)
Debt extinguishment costs	—	—	—	(5,077)	(719)	—	—	(5,796)
Loss on impairment of assets	(4,848)	(3,292)	—	—	—	—	—	(8,140)
General, administrative and other expenses	—	—	—	—	—	—	(11,339)	(11,339)
Interest income	—	—	—	—	—	—	3,220	3,220

Income (loss) before income taxes and discontinued operations	$1,116	$4,115	$10,022	$(16,882)	$(5,195)	$(203)	$(14,107)	$(21,134)

Assets as of 12/31/07:
Real estate at cost	$96,002	$12,218	$5,314	$469,414	$150,754	$7,642	$—	$741,344
Accumulated depreciation	—	—	—	(44,959)	(12,100)	(5,726)	—	(62,785)
Investments in joint ventures	—	28,277	52,599	483	15,690	—	2,198	99,247
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	66,020	66,020
Investments	—	—	—	—	—	—	22,158	22,158
Other	459	515	5	36,449	1,992	412	16,326	56,158

	$96,461	$41,010	$57,918	$461,387	$156,336	$2,328	$106,702	$922,142

BRESLER & REINER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Statement of Operations:
Total operating revenues	$14,984	$13,118	$—	$57,801	$10,693	$3,408	$422	$100,426
Cost of development sales	(12,482)	(11,223)	(118)	—	—	—	—	(23,823)
Operating expenses	—	—	—	(25,072)	(4,908)	(2,360)	—	(32,340)
Depreciation and amortization expense	—	—	—	(22,700)	(2,592)	(312)	—	(25,604)
Interest expense	—	—	—	(19,043)	(4,149)	(306)	(3,988)	(27,486)
Gain on sale of investments in joint ventures	4,910	—	—	19,507	—	—	—	24,417
Income (loss) from investments in joint ventures	247	100	—	545	(51)	—	155	996
Minority interest	260	(48)	(1,091)	(106)	(27)	—	—	(1,012)
Debt extinguishment costs	—	—	—	(1,047)	—	—	—	(1,047)
Loss on impairment of assets	—	(1,494)	—	—	—	—	—	(1,494)
General, administrative and other expenses	—	—	1,702	—	—	—	(12,676)	(10,974)
Interest/other income	—	—	—	—	—	—	2,112	2,112

Income (loss) before taxes and discontinued operations	$7,919	$453	$493	$9,885	$(1,034)	$430	$(13,975)	$4,171

Assets as of 12/31/06:
Real estate at cost	$90,032	$21,995	$55,494	$401,381	$104,873	$7,498	$—	$681,273
Accumulated depreciation	—	—	—	(29,865)	(7,554)	(5,402)	—	(42,821)
Investments in joint ventures	—	18,918	7,895	1,668	(280)	—	2,202	30,403
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	65,144	65,144
Investments	—	—	—	—	—	—	36,829	36,829
Other (inc. assets held for sale)	404	65	512	59,325	1,077	7,052	16,358	84,793

	$90,436	$40,978	$63,901	$432,509	$98,116	$9,148	$120,533	$855,621

BRESLER & REINER, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(Dollars in thousands)

				Cost Capitalization Subsequent to Acquisition
					Gross Amount at Which Carried at Close of Period						Life on which Depreciation on Latest Income Statement is Computed
		Initial Cost to Company
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Versar Center (Two office buildings in Springfield, VA)	$28,000	$2,187	$21,149	$1,401	$2,556	$22,181	$24,737	$4,031	1982/1986	2002	3 - 39 years
Bank Building (Office building in Manassas, VA)	1,683	90	786	—	118	758	876	455	1991	—	3 - 39 years
Paradise/Sudley North (Four office buildings in Manassas, VA)	27,217	1,898	12,679	4,943	3,534	15,986	19,520	10,546	1987	1987	3 - 39 years
Fort Hill (Office building in Centreville, VA)	10,400	500	6,492	524	554	6,962	7,516	1,532	1987	2000	3 - 39 years
900 Northbrook (Office building in Trevose, PA)	10,638	1,800	7,874	843	2,115	8,402	10,517	1,073	2001	2003	3 - 39 years
Victoria Place (Apartments in Orlando, FL)	46,000	3,825	35,863	923	3,902	36,709	40,611	5,056	—	2003	3 - 39 years
The Fountains at Waterford Lakes (Apartments in Orlando, FL)	39,500	4,000	32,745	1,970	4,120	34,595	38,715	4,407	—	2003	3 - 39 years
Quality Inn Express (Hotel in Camp Springs, MD)	3,429	377	2,793	4,472	413	7,229	7,642	5,727	—	1987	3 - 39 years
Fort Washington (3 Office buildings in Fort Washington, PA)	46,537	9,489	37,507	7,023	7,494	46,525	54,019	4,860	1987	2004	3 - 39 years
West Germantown Pike (2 Office buildings in Plymouth Meeting, PA)	15,387	3,136	14,961	520	3,311	15,306	18,617	1,579	1950	2004	3 - 39 years
One Northbrook (Office building in Trevose, PA)	14,553	2,590	13,586	1,490	2,601	15,065	17,666	1,614	1989	2004	3 - 39 years
102 Pickering Way (Office building in Exton, PA)	9,802	2,501	11,469	732	2,547	12,155	14,702	922	—	2005	3 - 39 years
Cross Keys (Office building in Doylestown, PA)	14,500	2,836	11,817	236	2,890	11,999	14,889	844	—	2005	3 - 39 years
Wynwood (2 Office buildings in Chantilly, VA)	11,800	1,105	11,318	427	1,105	11,745	12,850	812	—	2005	3 - 39 years
919 Market Street (Office building in Wilmington, DE)	35,600	4,434	30,646	1,676	4,435	32,321	36,756	2,469	—	2005	3 - 39 years
Blue Bell Plaza (2 Office buildings in Plymouth Meeting, PA)	29,800	4,546	26,858	1,749	4,570	28,583	33,153	2,746	—	2006	3 - 39 years
10333 Harwin Drive (Office building in Houston, TX)	10,398	934	10,879	586	939	11,460	12,399	714	—	2006	3 - 39 years
17043-49 El Camino (4 Office buildings in Houston, TX)	4,960	1,725	3,964	810	1,749	4,750	6,499	402	—	2006	3 - 39 years
1100 NASA Road (Office building in Houston, TX)	2,787	674	3,480	986	674	4,466	5,140	269	—	2006	3 - 39 years
1110 NASA Road (Office building in Houston, TX)	3,359	1,064	3,404	533	1,079	3,922	5,001	291	—	2006	3 - 39 years
1120 NASA Road (Office building in Houston, TX)	5,134	1,625	4,078	656	1,627	4,732	6,359	372	—	2006	3 - 39 years
Mearns Park (Office building in Warminster, PA)	16,500	4,952	14,019	712	5,174	14,509	19,683	1,571	—	2006	3 - 39 years
1717 Portway Plaza (Office building in Houston, TX)	2,669	987	3,454	404	999	3,846	4,845	272	—	2006	3 - 39 years
Valley Square (5 Office buildings in Plymouth Meeting, PA)	37,500	10,304	30,552	3,508	10,467	33,897	44,364	3,111	—	2006	3 - 39 years
9950 Westpark (Office building in Houston, TX)	6,273	2,251	5,038	451	2,258	5,482	7,740	468	—	2006	3 - 39 years
8700 Commerce Drive (Office building in Houston, TX)	3,754	1,388	2,793	100	1,388	2,893	4,281	271	—	2006	3 - 39 years
510 Township Road (Office building in Plymouth Meeting, PA)	14,000	1,610	11,342	715	1,610	12,057	13,667	877	—	2006	3 - 39 years
Commerce Park North (2 Office buildings in Houston, TX)	9,367	4,232	6,328	1,564	4,338	7,786	12,124	900	—	2006	3 - 39 years
Huntington at Sundance (Apartments in Lakeland, FL)	14,337	3,316	22,621	1,466	3,936	23,467	27,403	1,327	—	2006	3 - 39 years
950 Threadneedle (Office building in Houston, TX)	4,300	1,207	3,703	207	1,218	3,899	5,117	228	—	2006	3 - 39 years
Westbury	36,000	9,935	32,723	1,368	10,014	34,012	44,026	1,311	—	2007	3 - 39 years
14800 St. Mary's Lane	8,200	5,532	3,708	228	5,532	3,936	9,468	253	—	2007	3 - 39 years
14825 St. Mary's Lane	4,200	2,803	1,900	241	2,803	2,141	4,944	243	—	2007	3 - 39 years
Intercontinental	20,500	1,378	21,715	1,391	1,384	23,100	24,484	800	—	2007	3 - 39 years
1150 Northbrook	11,546	4,954	11,346	—	4,954	11,346	16,300	240	2007	—	3 - 39 years

Total properties	$560,630	$106,185	$475,590	$44,855	$108,408	$518,222	$626,630	$62,593

Corporate	—	25	121	1,034	25	1,155	1,180	192			3 - 39 years

Total Properties and Corporate	$560,630	$106,210	$475,711	$45,889	$108,433	$519,377	$627,810	$62,785

BRESLER & REINER, INC.

NOTES TO SCHEDULE III
(in thousands)

The aggregate cost of total real estate for Federal income tax purposes was $704,029,000 at December 31, 2007.

The changes in rental property and equipment for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
Balance, January 1	$513,606	$408,244
Additions during period—
Acquisitions	95,994	193,330
Improvements	18,187	13,768
Other—(1)	146	—
Deductions during period—
Real Estate Sold	(28,528)	(69,394)
Other—(2)	28,405	(32,342)

Balance, December 31	$627,810	$513,606

The changes in accumulated depreciation for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
Balance, January 1	$42,700	$42,393
Additions during period—
Depreciation expense	19,964	16,418
Other(1)	121	27
Deductions during period—
Real Estate Sold	(5,071)	(11,067)
Other—(2)	5,071	(5,071)

Balance, December 31	$62,785	$42,700

Notes:

(1)
Includes an amount reclassified from assets held for sale to real estate rental property and equipment.

(2)
Included in assets held for sale and are not included in the Schedule III table. All assets held for sale as of December 31, 2006 were sold in 2007.

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
BRESLER & REINER, INC. FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2007 and 2006
BRESLER & REINER, INC. CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
BRESLER & REINER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
BRESLER & REINER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS