Form 10-Q
period 2008-03-31
BRESLER & REINER INC
filed 2008-05-14
CIK 14073

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 5,477,212 shares of Common Stock $0.01 par value, as of May 12, 2008.

BRESLER & REINER, INC.

FORM 10-Q

MARCH 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements and Notes

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Real Estate:
Rental property and equipment	$631,491,000	$627,810,000
Property and land development	113,345,000	113,534,000

Real estate, at cost	744,836,000	741,344,000
Less: accumulated depreciation and amortization	(67,945,000)	(62,785,000)

Total real estate, net	676,891,000	678,559,000
Receivables:
Income taxes receivable	3,321,000	3,326,000
Mortgages and notes receivable	4,647,000	4,650,000
Other receivables, net of allowance for doubtful accounts	7,772,000	7,979,000
Cash and cash equivalents	32,990,000	26,966,000
Restricted cash and deposits held in escrow	39,282,000	39,054,000
Investments, principally available-for-sale securities	3,770,000	22,158,000
Investments in joint ventures	94,297,000	99,247,000
Deferred charges and other assets, net	40,664,000	40,203,000

Total assets	$903,634,000	$922,142,000

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage and construction loans and other debt	$682,742,000	$688,449,000
Notes due to related parties	34,203,000	36,785,000
Accounts payable, trade and accrued expenses	14,531,000	18,023,000
Deferred income taxes payable	11,342,000	11,753,000
Other liabilities	21,452,000	21,686,000

Total liabilities	764,270,000	776,696,000
Minority interest	16,396,000	16,651,000
SHAREHOLDERS' EQUITY
Common shares, $0.01 par value; 7,000,000 shares authorized, 5,477,212 shares issued and outstanding as of March 31, 2008 and December 31, 2007	55,000	55,000
Additional paid-in capital	5,721,000	5,721,000
Retained earnings	117,250,000	123,077,000
Accumulated other comprehensive loss	(58,000)	(58,000)

Total shareholders' equity	122,968,000	128,795,000

Total liabilities and shareholders' equity	$903,634,000	$922,142,000

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
OPERATING REVENUES
Development sales	$2,714,000	$952,000
Rentals—commercial	16,843,000	16,254,000
Rentals—residential	4,387,000	3,675,000
Hospitality	548,000	753,000
Other	2,000	132,000

Total operating revenues	24,494,000	21,766,000

OPERATING COSTS AND EXPENSES
Cost of development sales	2,531,000	847,000
Rental expense—commercial
Operating expenses	8,624,000	7,859,000
Depreciation and amortization expense	5,800,000	6,243,000
Rental expense—residential
Operating expenses	2,463,000	1,917,000
Depreciation and amortization expense	1,198,000	1,228,000
Hospitality expense
Operating expenses	419,000	578,000
Depreciation and amortization expense	84,000	80,000
General and administrative expense	1,865,000	3,761,000
Loss on impairment of assets	—	1,105,000
Other operating expenses, net	1,000	13,000

Total operating costs and expenses	22,985,000	23,631,000

Total operating income (loss)	1,509,000	(1,865,000)
OTHER INCOME (EXPENSES)
Interest income	329,000	837,000
Interest expense	(10,092,000)	(8,617,000)
Interest expense on notes due to related parties	(731,000)	—
Debt extinguishment costs	—	(4,048,000)
Gain on sale of investments in joint ventures	—	21,541,000

(Loss) income before income taxes, income from investments in joint ventures, minority interest and income from discontinued operations	(8,985,000)	7,848,000
Income from investments in joint ventures	459,000	127,000
Minority interest	254,000	(8,084,000)

Loss before income taxes and discontinued operations	(8,272,000)	(109,000)
Benefit of income taxes	3,267,000	49,000

Loss from continuing operations	(5,005,000)	(60,000)
Income from discontinued operations, net of income taxes and minority interest	—	3,843,000

Net (loss) income	$(5,005,000)	$3,783,000

(LOSS) EARNINGS PER SHARE OF COMMON STOCK
Basic and Diluted:
Loss from continuing operations	$(0.91)	$(0.01)
Income from discontinued operations, net of income taxes and minority interest	—	0.70

Net (loss) income	$(0.91)	$0.69

Weighted average number of common shares outstanding	5,477,212	5,477,212

See notes to condensed consolidated financial statements.

BRESLER & REINER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(5,005,000)	$3,783,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization (including discontinued operations)	6,794,000	7,293,000
Gain on sale of properties and investments in joint ventures (including discontinued operations)	—	(30,077,000)
Income from investments in joint ventures	(459,000)	(127,000)
Minority interest share of loss (income) (including discontinued operations)	(254,000)	8,084,000
Deferred income taxes (including discontinued operations)	(411,000)	2,499,000
Loss on impairment of assets (including discontinued operations)	—	1,612,000
Amortization of finance costs	251,000	216,000
Bad debt expense	939,000	631,000
Property and land development	(547,000)	(2,639,000)
Distribution of income from investments in joint ventures	5,803,000	48,000
Debt extinguishment costs (including discontinued operations)	—	5,175,000
Changes in assets and liabilities:
Receivables	(727,000)	(899,000)
Other assets	(2,836,000)	1,981,000
Other liabilities	(602,000)	(489,000)

Total adjustments	7,951,000	(6,692,000)

Net cash provided by (used in) operating activities	2,946,000	(2,909,000)

INVESTING ACTIVITIES:
Investments in joint ventures	(606,000)	(1,458,000)
Distributions from joint ventures in excess of income	212,000	1,574,000
Deposits for property acquisitions	—	(500,000)
(Increase) decrease in restricted cash and deposits held in escrow	(228,000)	12,464,000
Decrease (increase) in investments principally available-for-sale securities	18,388,000	(50,383,000)
Purchase of rental property and equipment	(5,503,000)	(59,280,000)
Purchase of property and land development	(68,000)	(7,010,000)
Decrease in mortgages and notes receivable	3,000	—
Proceeds from sale of properties and investments in joint ventures	—	61,651,000

Net cash provided by (used in) investing activities	12,198,000	(42,942,000)

FINANCING ACTIVITIES:
Proceeds from mortgage and construction loans and other debt	1,773,000	167,195,000
Proceeds from notes due to related parties	96,000	—
Repayment of mortgage and construction loans and other debt	(7,489,000)	(47,469,000)
Repayment of notes due to related parties	(2,678,000)	—
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	—	(68,774,000)
Contributions from minority partners	—	2,589,000
Distributions to minority partners	—	(4,505,000)
Debt financing charges	—	(2,211,000)
Dividends paid	(822,000)	(822,000)

Net cash (used in) provided by financing activities	(9,120,000)	46,003,000

Net increase in cash and cash equivalents	6,024,000	152,000
Cash and cash equivalents, beginning of year	26,966,000	18,191,000

Cash and cash equivalents, end of year	$32,990,000	$18,343,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (net of amount capitalized)	$10,237,000	$9,232,000
Income taxes (current and estimated)	—	5,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	$—	$68,774,000
Mortgage notes payable legally defeased	—	64,279,000
Accrued purchases of real estate	1,706,000	4,714,000

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year.

        These condensed consolidated financial statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

  PRINCIPLES OF CONSOLIDATION

        Our consolidated financial statements include the accounts of Bresler & Reiner, Inc., our wholly owned subsidiaries, and entities which we control or, entities that are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). Entities which we do not control or entities that are not to be consolidated under FIN 46R and over whom we exercise significant influence are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about derivative

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statement disclosures.

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

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For companies electing adoption, SFAS No. 159 is effective on January 1, 2008. We elected not to adopt SFAS No. 159.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157"), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in fair value guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for our financial assets and liabilities on January 1, 2008. We adopted this standard January 1, 2008, and the adoption did not have an impact on our financial position or results of operations. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We must adopt these new requirements no later than January 1, 2009.

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

3. INVESTMENTS IN JOINT VENTURES

        At March 31, 2008, our investments in non-consolidated joint ventures and partnerships consisted of the following:

Joint Venture	Ownership Percentage(1)
Guilford Properties	51%
Holliday Properties	51%
Redwood Commercial Management, LLC ("Redwood Commercial")	50%
Tech-High Leasing Company ("Tech-High Leasing")	50%
Waterfront Associates, LLC ("WALLC")	50%
Venice Lofts Associates, LLC ("Venice Lofts")	22%
Symphony House Associates LP ("Symphony House")	22%
B&R Devon Square Owner, LP ("Devon Square")	6%
Waterside Towers, LLC ("Waterside Towers")	5%
Trilon Townhouses, LLC ("Trilon Townhouses")	5%

    (1)
    Represents our effective ownership of the underlying property.

        Below are condensed combined balance sheets for our unconsolidated joint venture entities as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$33,545	$43,401
Property and land development	118,183	116,001
Rental property and equipment	120,885	121,494
Other assets	7,996	7,695

Total assets	$280,609	$288,591

LIABILITIES AND EQUITY
Mortgages and construction loans and other debt	$93,555	$88,337
Other liabilities	13,525	18,537

Total liabilities	107,080	106,874
Equity	173,529	181,717

Total liabilities and equity	$280,609	$288,591

Company's interest in equity(1)	$62,395	$67,605

    (1)
    Bresler & Reiner Statutory Trust I and Bresler & Reiner Statutory Trust II ("the Trusts"), wholly owned subsidiaries of the Company, have $70,000,000 of trust preferred securities outstanding as of March 31, 2008. Since we are not the primary beneficiary in either of the Trusts, we account for our investment in these Trusts under the equity method in accordance with FIN46R. Included in our interest in equity at March 31, 2008 and at December 31, 2007 is $2,199,000 of equity in the Trusts.

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

3. INVESTMENTS IN JOINT VENTURES (Continued)

        The difference between the carrying amount of our investment in joint ventures and the Company's interest in equity noted above is primarily due to a $27,200,000 increase in our investment in WALLC as a result of our purchase of Trilon and West Office, as well as capitalized interest on our investment balance in joint ventures that own real estate under development, and the fair value of loan guaranties we have provided. The increase in our investment in WALLC will be expensed as developed condominium units are sold or depreciated over the useful lives of commercial and residential assets after they have been placed in service. The capitalized interest is expensed as the development units are sold or depreciated over the useful life of the asset after it has been placed in service.

        Below are condensed combined statements of operations for our unconsolidated joint venture entities for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating revenues	$13,628	$1,496
Operating expenses	10,250	818
Interest expense	915	234
Depreciation and amortization expense	1,097	298

Net income	$1,366	$146

Company's equity in earnings of unconsolidated joint ventures	$459	$127

4. OTHER ASSETS AND OTHER LIABILITIES

        Included in other assets and other liabilities are deferred financing fees, base commissions, prepaid expenses and intangible assets and liabilities recorded at the time of a rental property acquisition. The following table summarizes these intangible assets and liabilities as of the dates presented (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired in-place lease assets	$49,866	$34,362	$49,866	$32,652
Acquired in-place lease liabilities	12,499	6,745	12,499	6,246

        The amortization of acquired in-place lease assets included in depreciation and amortization expense, totaled $1,527,000 and $2,686,000 for the three months ended March 31, 2008 and 2007, respectively.

        The amortization of acquired above and below-market-in-place leases, included as a net increase in revenues, totaled $315,000 and $322,000 for the three months ended March 31, 2008 and 2007, respectively.

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

4. OTHER ASSETS AND OTHER LIABILITIES (Continued)

        The estimated annual amortization of acquired above and below-market in-place leases to be included as a net increase in revenues for each of the next five fiscal years is as follows (in thousands):

2009	$1,079
2010	630
2011	564
2012	368
2013	310

        The estimated annual amortization of acquired in-place lease assets to be included in depreciation and amortization expense for each of the next five fiscal years is as follows (in thousands):

2009	$3,722
2010	2,310
2011	1,701
2012	943
2013	653

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

5. MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands):

Property(1)	Interest Rate(2)	Maturity	March 31, 2008(3)	December 31 2007(3)
Fort Washington	5.60%	2014	$46,351	$46,538
Victoria Place Apartments	5.73%	2017	46,000	46,000
The Fountains at Waterford Lakes	5.45%	2010	39,500	39,500
Valley Square	6.30%	2016	37,500	37,500
Westbury	6.03%	2017	36,000	36,000
919 Market Street	5.52%	2015	35,600	35,600
Blue Bell Plaza	5.65%	2016	29,764	29,800
Versar Center	6.41%	2017	28,000	28,000
Red Mill Pond—Development Loans	LIBOR + 325 basis pts.(8)	2010	24,481	23,774
Red Mill Pond—Promissory Note	6.0%	2012	8,115	8,115
Intercontinental	6.18%	2017	20,500	20,500
Sudley N. Bldgs. A, B, C and Bank Bldg.	5.75%	2017	18,500	18,500
Mearns Park	6.17%	2016	16,500	16,500
West Germantown Pike	5.90%	2033	15,325	15,387
One Northbrook	5.75%	2014	14,497	14,553
Cross Keys	6.33%	2016	14,500	14,500
Huntington at Sundance(4)	7.28%	2039	14,306	14,337
510 Township Road	5.71%	2017	14,000	14,000
Wynwood	5.62%	2016	11,785	11,800
1150 Northbrook Commercial Bldg.	LIBOR + 170 basis pts.	2009	11,715	11,546
900 Northbrook	5.98%	2013	10,597	10,638
Fort Hill	5.75%	2017	10,400	10,400
Sudley N. Bldg. D	5.75%	2017	10,400	10,400
10333 Harwin Drive	5.78%	2016	10,363	10,398
102 Pickering Way(4)	6.50%	2013	9,766	9,802
Commerce Park North	6.14%	2016	9,340	9,367
14800 St. Mary's Lane	5.75%	2017	8,200	8,200
Crisfield	LIBOR + 200 basis pts.	2009	6,402	9,080
9950 Westpark	6.37%	2016	6,255	6,273
1120 NASA Parkway(4)	5.41%	2015	5,115	5,134
17043-49 El Camino	5.78%	2016	4,943	4,960
Seaside	Lender's Prime Rate	2008	4,483	6,177
950 Threadneedle	5.75%	2017	4,300	4,300
14825 St. Mary's Lane	5.67%	2017	4,200	4,200
8700 Commerce Drive(4)	5.24%	2015	3,740	3,754
Quality Inn	7.88%	2011	3,410	3,429
1110 NASA Parkway(4)	5.55%	2014	3,347	3,359
1100 NASA Parkway(4)	6.12%	2012	2,776	2,788
1717 Portway Plaza(4)	5.75%	2013	2,658	2,669
400 South Philadelphia Avenue	Lender's Prime + 100 basis pts.	2008	780	1,515
Sudley South Building No. III	LIBOR + 165 basis pts.	2008	618	1,455

Total mortgage and construction loans			605,032	610,748
Junior subordinated notes—Series I (unsecured)	8.37%	2035	41,238	41,238
Junior subordinated notes—Series II (unsecured)	9.02%	2036	30,930	30,930
Corporate-Due to Related Parties(6)	7.50%	2010	29,803	32,481
B&R Philadelphia Condo Investors—Due to Related Parties(7)	15%	2008	4,400	4,304
Corporate	LIBOR + 250 basis pts.	2009	4,000	4,000
Other	(5)	(5)	1,284	1,284

Total mortgage and construction loans and other debt			$716,687	$724,985

(1)
Note is secured by the property, unless otherwise noted.

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

5. MORTGAGE AND CONSTRUCTION LOANS AND OTHER DEBT (in thousands): (Continued)

(2)
Unless noted otherwise LIBOR rate is the one-month LIBOR rate which was 2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively.

(3)
Generally our mortgage loans have 10-year terms and 30-year amortization schedules.

(4)
The debt shown for these properties does not include the related premium or discount.

(5)
Represents a deferred purchase money promissory note.

(6)
Loans relate to promissory notes issued to our affiliates in connection with the purchase of the equity interests in Trilon Plaza Company and West Office LLC.

(7)
Loan relates to a promissory note issued to an affiliate in connection with the refinancing of the Venice Lofts.

(8)
LIBOR rate for this loan is three-month LIBOR rate which was 2.69% and 4.70% at March 31, 2008 and December 31, 2007, respectively.

        We have guarantied the debt of certain consolidated subsidiaries. Such guaranties do not increase our consolidated obligations. However, they may under certain conditions provide for accelerated repayments, if requested by the lender.

        In May 2008 we amended the financial covenant terms under our $30,000,000 Trust Preferred Securities issuance (the "Securities"). Under the amended terms, effective for the reporting period beginning December 31, 2007 and ending June 30, 2009, we are required to maintain a minimum net worth of $105,000,000 and a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense of 1.05 to 1 for either the applicable quarterly period or the prior twelve month period. Under the amended terms, we are not permitted to make dividend payments subsequent to March 31, 2008 through June 30, 2009. In connection with the amendment we are required to post letters of credit with the lender totaling $6,054,000. Such letters of credit may be drawn upon by the lender and applied against the principal balance of the Securities should there occur an event of default under the Securities.

        Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity consisting of cash, cash equivalents and investments in principally available-for-sale securities) of $30,000,000, a minimum net worth of $110,000,000, minimum annual funds from operations, as defined, of $15,000,000 and several interest coverage ratios. For the three month period ended March 31, 2008, we were in violation of the interest coverage ratio test related to loans with a total of $37,700,000 outstanding as of March 31, 2008. We have obtained covenant waivers from all the respective lenders for the period of non-compliance.

        Included in mortgage and construction loans and other debt on the balance sheets are fair value adjustments on assumed debt. The net unamortized fair value premium was $258,000 at March 31, 2008 and $249,000 at December 31, 2007.

        As part of our construction and development activities, we capitalized $1,205,000 and $1,800,000 of interest for the three months ended March 31, 2008 and 2007, respectively.

6. COMMITMENTS AND CONTINGENCIES

        Devon Square    We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At March 31, 2008, the balance outstanding under the loan totaled $20,337,000. Funding of the guaranty would increase our equity participation in the venture.

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

6. COMMITMENTS AND CONTINGENCIES (Continued)

        640 North Broad    In conjunction with the sale of 640 North Broad, we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty. We have also recorded a deferred gain of $257,000 associated with the sale. Both the liability associated with the loan guaranty and the deferred gain are included in other liabilities in our consolidated financial statements.

        Guilford Properties    We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in 2009. At March 31, 2008, the balance outstanding under the loan totaled $6,759,000.

        Holliday Properties    We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties that matures in 2009. Funding of the guaranty would increase our equity participation in the venture. At March 31, 2008, the balance outstanding under the loan totaled $5,030,000.

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

7. BENEFIT PLAN

        Our net pension cost as determined by SFAS No. 87, Employers' Accounting for Pensions, and the net postretirement benefit cost as determined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, related to our plan includes the following components (in thousands):

	Three Months Ended March 31,
	2008	2007
Defined benefit pension plan
Service cost	$48	$45
Interest cost	32	34
Expected return on plan assets	(28)	(32)
Amortization of prior service cost	—	4

Total net pension expense	$52	$51

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

7. BENEFIT PLAN (Continued)

        In April 2008, we contributed the required contribution of approximately $90,000 to our defined benefit pension.

8. DIVIDENDS

        In January 2008, our Board of Directors declared a cash dividend of $0.15 per share of common stock which was paid on March 17, 2008 to our common stock shareholders of record as of March 3, 2008.

9. INCOME TAXES

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

        Our provision for income taxes for the three months ended March 31, 2008 includes an estimate for income taxes on the income from continuing operations. The provision for income taxes is calculated by applying the estimated full year effective tax rate to our year-to-date earnings through March 31, 2008 and 2007, respectively.

10. SEGMENT INFORMATION

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

10. SEGMENT INFORMATION (Continued)

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

        Following is a summary of our reportable segments:

Three Months Ended March 31, 2008 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Statement of Operations:
Total operating revenues	$—	$2,714	$—	$16,843	$4,387	$548	$2	$24,494
Cost of development sales	(112)	(2,419)	—					(2,531)
Operating expenses	—	—	—	(8,624)	(2,463)	(419)		(11,506)
Depreciation and amortization expense	—	—	—	(5,800)	(1,198)	(84)		(7,082)
Interest expense	(209)	(203)	—	(6,460)	(2,068)	(74)	(1,809)	(10,823)
Income (loss) from investments in joint ventures	—	852	—	—	(440)		47	459
Minority interest	—	(306)	—	153	407	—	—	254
General, administrative and other expenses	—	—	—	—	—	—	(1,866)	(1,866)
Interest income	—	—	—	—	—	—	329	329

Net (loss) income before income taxes and discontinued operations	$(321)	$638	$—	$(3,888)	$(1,375)	$(29)	$(3,297)	$(8,272)

BRESLER & REINER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

10. SEGMENT INFORMATION (Continued)

Assets as of March 31, 2008 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Assets:
Real estate at cost	$97,764	$10,233	$5,348	$472,971	$150,812	$7,708	$—	$744,836
Accumulated depreciation	—			(48,839)	(13,296)	(5,810)	—	(67,945)
Investments in joint ventures	—	23,515	53,050	283	15,250	—	2,199	94,297
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	72,272	72,272
Investments	—	—	—	—	—	—	3,770	3,770
Other	555	62	3	34,410	2,055	260	19,059	56,404

	$98,319	$33,810	$58,401	$458,825	$154,821	$2,158	$97,300	$903,634

Three Months Ended March 31, 2007 (in thousands)	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Statement of Operations:
Total operating revenues	$—	$952	$—	$16,254	$3,675	$753	$132	$21,766
Cost of development sales	—	(847)	—	—	—	—	—	(847)
Operating expenses	—		—	(7,859)	(1,917)	(578)	—	(10,354)
Depreciation and amortization expense	—		—	(6,243)	(1,228)	(80)	—	(7,551)
Interest expense	—	(148)	—	(5,445)	(1,657)	(75)	(1,292)	(8,617)
Gain on sale of investments in joint ventures	—		18,721	2,820	—	—	—	21,541
Income (loss) from investments in joint ventures	—	14	—	88	(19)	—	44	127
Minority interest	—	(65)	(8,699)	558	122	—	—	(8,084)
Debt extinguishment costs	—		—	(3,332)	(716)	—	—	(4,048)
Loss on impairment of assets	—	(1,105)	—	—	—	—	—	(1,105)
General, administrative and other expenses	—	—	—	—	—	—	(3,774)	(3,774)
Interest income	—	—	—	—	—	—	837	837

Net (loss) income before income taxes and discontinued operations	$—	$(1,199)	$10,022	$(3,159)	$(1,740)	$20	$(4,053)	$(109)

Assets as of December 31, 2007 (in thousands):	Development— Developed and Undeveloped Land	Development— Residential and Commercial Condominiums	Development— Rental Properties	Commercial Rental	Residential Rental	Hospitality	Corporate	Total
Real estate at cost	$96,002	$12,218	$5,314	$469,414	$150,754	$7,642	$—	$741,344
Accumulated depreciation	—	—	—	(44,959)	(12,100)	(5,726)	—	(62,785)
Investments in joint ventures	—	28,277	52,599	483	15,690	—	2,198	99,247
Cash, cash equivalents and restricted cash	—	—	—	—	—	—	66,020	66,020
Investments	—	—	—	—	—	—	22,158	22,158
Other	459	515	5	36,449	1,992	412	16,326	56,158

	$96,461	$41,010	$57,918	$461,387	$156,336	$2,328	$106,702	$922,142

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

  •
  our ability to maintain occupancy levels at our properties;

  •
  our ability to obtain necessary governmental permits and approvals;

  •
  our ability to complete development projects in a timely manner and within budget;

  •
  our ability to sell condominium units and land parcels that we develop;

  •
  our ability to secure tenants for the residential and commercial properties that we develop;

  •
  changes in the interest rate environment which and tighter underwriting standards will affect our ability to obtain mortgage financing on acceptable terms;

  •
  our exposure to interest rate risk on our variable-rate debt;

  •
  future litigation; and

  •
  changes in environmental health and safety laws.

        The discussion that follows is based primarily on our condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the results of operations for the three months ended March 31, 2008 and 2007 and should be read along with our condensed consolidated financial statements and related notes included elsewhere herein. The ability to compare one period to another may be significantly affected by acquisitions and dispositions of commercial properties and the development and sale of commercial and residential condominiums and residential lots.

Overview.

        We are a real estate owner and developer with a portfolio that includes commercial, residential and hospitality properties as well as undeveloped and developed land. We earn our revenues and profits primarily from leasing commercial office space and residential apartment units; providing services at our hospitality property; selling residential and commercial properties and selling both developed and undeveloped land. Our real estate investments are located in the Philadelphia, Pennsylvania; Washington, DC; Wilmington, Delaware; Baltimore Maryland; Delaware and Maryland Eastern Shore; Houston, Texas and Tampa and Orlando, Florida, metropolitan areas.

        Due to the continued softness in the housing market and the continued challenges presented by the credit markets as a result of the sub-prime lending crisis, we have continued to experience a slowdown in sales of our residential condominium units and recorded no sales of developed land in the first quarter of this year. We had predicted this slowdown in activity and have determined that no further impairment charges are required for our development projects to reduce the carrying amount of these projects to their estimated fair values less costs to sell.

        Our biggest challenges over the remainder of the year revolve around trying to generate sales at our development projects while maintaining occupancy rates at our commercial operating properties in this difficult economic environment.

Development—Condominium and Land Sales and Rental Properties

        Commercial and Residential Condominiums    This segment primarily includes the development of and revenues and costs associated with commercial and residential condominiums. This activity is conducted in the Washington, DC; Philadelphia, Pennsylvania; and Baltimore, Maryland metropolitan markets.

        Developed and Undeveloped Land    This segment includes the development of and revenues and costs associated with land parcels and lots as part of residential subdivisions. The residential subdivisions are located on the Maryland and Delaware Eastern Shore, and the undeveloped commercial land is located in the Washington, DC metropolitan area.

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

        We owned or had an ownership interest in the following development projects at March 31, 2008:

Project Name	Location	Date of Acquisition	Development Type	Size(1)	Number sold(2)	B&R Ownership %
Consolidated Properties(3)
Commercial & Residential Condominiums
Laguna Vista	Ocean City, MD	2003	Residential Condominiums	41 units	28	100.0%
400 S Philadelphia Ave.	Ocean City, MD	2004	Residential Condominiums	20 units	16	51.0%
Sudley South (Buildings I & III)	Manassas, VA	1991	Commercial Office Condominiums	108,000 sq. ft.	75,062 sq. ft.	100.0%
Developed and Undeveloped Land
Crisfield	Crisfield, MD	2005	Residential Lots	232 lots	16	51.0%
Red Mill Pond	Lewes, DE	2005	Residential Lots	520 lots	—	51.0%
Seaside	Ocean City, MD	2004	Residential Lots	137 lots	58	51.0%
Unconsolidated Properties(3)
Waterfront	Washington, DC	1964	Commercial Office, Residential and Retail	2,166,000 sq ft(4)	—	50.0%
Guilford Properties	Baltimore, MD	2006	(5)	(5)	—	51.0%
Holliday Development	Baltimore, MD	2006	(5)	(5)	—	51.0%
Symphony House	Philadelphia, PA	2005	Residential Condominiums	163 units(6)	123	22.3%

NOTES:

(1)
Represents the actual or planned size of the project.

(2)
Represents number of sales that had closed as of March 31, 2008.

(3)
Consolidated properties represent projects whose assets, liabilities and results of operations are consolidated into our consolidated financial statements. Unconsolidated properties represent projects that are accounted for under the equity method of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

(4)
Represents the anticipated size of the Waterfront Complex.

(5)
The type of development and size of the project has yet to be determined.

(6)
Project also includes a theatre containing 35,000 square feet of space, a parking garage, retail space and two townhomes used as administrative office space.

Commercial Rental Property

        This segment includes the rental income derived by commercial properties from leases of office and industrial space and other related revenue sources. We owned or held an ownership interest in the following commercial office properties at March 31, 2008:

	Location	Date of Acquisition/ Opening	Number of Buildings	Square Feet	Occupancy at 3/31/08		B&R Ownership
				(in 000's)
Consolidated Properties(1)
Philadelphia, Pennsylvania metropolitan area:
Fort Washington Executive Center	Ft. Washington, PA	2004	3	393	100.0%		97.6	%(2)
Mearns Park	Warminster, PA	2006	1	300	98.7%		97.0	%(3)
Valley Square	Plymouth Meeting, PA	2006	5	294	79.5%		96.3	%(3)
Blue Bell Plaza	Plymouth Meeting, PA	2006	2	155	67.2%		100.0	%(3)
West Germantown Pike	Plymouth Meeting, PA	2004	2	115	100.0%		98.1	%(2)
1150 Northbrook	Trevose, PA	2007	1	107	0.0	%(4)	100.0	%(3)
One Northbrook	Trevose, PA	2004	1	95	76.8%		100.0	%(3)
510 Township Road	Plymouth Meeting, PA	2006	1	87	82.2%		95.0	%(3)
Cross Keys	Doylestown, PA	2005	1	82	78.2%		100.0	%(3)
102 Pickering Way	Exton, PA	2005	1	80	82.8%		100.0	%(3)
900 Northbrook	Trevose, PA	2003	1	66	100.0%		90.6	%(2)
Houston, Texas metropolitan area:
Intercontinental	Houston, TX	2007	1	197	96.7%		71.2%
Commerce Park North	Houston, TX	2006	2	164	93.3%		100.0%
10333 Harwin Drive	Houston, TX	2006	1	148	39.6%		100.0%
9950 Westpark	Houston, TX	2006	1	111	50.9%		100.0%
14800 St. Mary's Lane	Houston, TX	2007	1	85	95.9%		100.0%
17043-49 El Camino	Houston, TX	2006	4	82	84.5%		100.0%
1120 NASA Road	Houston, TX	2006	1	80	87.6%		100.0%
8700 Commerce Drive	Houston, TX	2006	1	77	60.6%		100.0%
1717 Portway Plaza	Houston, TX	2006	1	67	57.2%		100.0%
1110 NASA Road	Houston, TX	2006	1	60	86.7%		100.0%
950 Threadneedle	Houston, TX	2006	1	59	80.2%		100.0%
1100 NASA Road	Houston, TX	2006	1	57	85.4%		100.0%
14825 St. Mary's Lane	Houston, TX	2007	1	45	82.2%		100.0%
Washington, DC metropolitan area:
Versar Center	Springfield, VA	2002	2	217	88.5%		100.0%
Sudley North (Buildings A, B & C)	Manassas, VA	1987	3	116	69.1%		100.0%
Wynwood	Chantilly, VA	2005	2	88	93.9%		100.0%
Sudley North (Building D)	Manassas, VA	1987	1	69	100.0%		50.0%
Fort Hill	Centreville, VA	2000	1	66	98.0%		80.0%
Bank Building	Manassas, VA	1991	1	3	100.0%		100.0%
Wilmington, Delaware metropolitan area:
919 Market Street	Wilmington, DE	2005	1	223	87.1%		100.0	%(3)

Total consolidated properties			47	3,788

Unconsolidated Property(1)
Devon Square	Devon, PA	2002	2	140	64.1%		5.5%

Total consolidated and unconsolidated properties			49	3,928

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

Residential Rental Property

        This segment includes the rental income derived by residential properties from leases of apartment units and other related revenue sources.

        We owned or held an ownership interest in the following residential apartment properties at March 31, 2008:

	Location	Date of Acquisition/ Opening	Apt. Units	Occupancy at 3/31/08		B&R Ownership
Consolidated Properties(1)
The Fountains	Orlando, FL	2003	400	91.00%		100.0%
Westbury Apartments at Lake Brandon	Lake Brandon, FL	2007	366	91.80%		100.0%
Victoria Place	Orlando, FL	2003	364	93.40%		85.0%
Huntington at Sundance	Lakeland, FL	2006	292	91.80%		100.0%

Total consolidated properties			1,422

Unconsolidated Property(1)
Venice Lofts	Philadelphia, PA	2007	128	46.9	%(2)	22.3%

Total consolidated and unconsolidated properties			1,550

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

Hospitality Property

        This segment includes revenue and income from our hospitality property located in Camp Springs, Maryland. The property has 151 rooms and is managed by a third party manager. Revenue per available room ("REVPAR") was $38.64, the average room rate was $83.11 and the average occupancy was 46.50% for the three month period ended March 31, 2008. For the comparable period in 2007 REVPAR was $53.99, the average room rate was $91.87 and the average occupancy was 58.8%.

Application of Critical Accounting Policies.

        Our accounting policies comply with GAAP for interim financial information and are in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC"). The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties. These estimates and judgments affect our reported amounts of assets, liabilities, revenues and expense, and the related disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. While we have made our best estimates and judgments of certain amounts included in the financial statements, actual results could differ from these estimates and a change in the facts and circumstances of the underlying transactions could significantly change the application of an accounting policy and the resulting financial statement impact.

        We believe that estimates, assumptions and judgments involved in the accounting policies described in our most recent annual report on Form 10-K have the greatest potential impact on our financial statements. These critical accounting policies did not change during the first three months of 2008.

Balance Sheet Overview.

        The following table reflects certain condensed balance sheet items as of the dates presented (in thousands):

	March 31, 2008	December 31, 2007	Increase (decrease)
Assets:
Rental property and equipment, at cost	$631,491	$627,810	$3,681
Property and land development	113,345	113,534	(189)
Cash, cash equivalents, and investments	36,760	49,124	(12,364)
Investments in joint ventures	94,297	99,247	(4,950)
Total assets	903,634	922,142	(18,508)
Liabilities and Shareholders' Equity:
Mortgage and construction loans and other debt (including notes due to related parties)	716,945	725,234	(8,289)
Total liabilities	764,270	776,696	(12,426)
Shareholders' equity	122,968	128,795	(5,827)

        Material changes in assets include:

  •
  Rental property and equipment, at cost, increased primarily as a result of costs for building and tenant improvements.

  •
  Property and land development decreased slightly due to sales at our Laguna Vista and 400 S. Philadelphia projects offset by development activity at our Red Mill, Seaside and Crisfield projects.

  •
  Cash, cash equivalents and investments decreased in total primarily due to cash used for repayments of loans to related parties and loans on our land development projects along with capital expenditures and leasing costs at our operating properties. This decrease was partially offset by cash proceeds received from distributions from sales at our Symphony House project.

  •
  Investments in joint ventures decreased primarily due to distributions received from our Symphony House project.

        Material changes in liabilities and shareholders' equity include:

  •
  Mortgage and constructions loans and other debt (including notes due to related parties) decreased primarily due to repayments on our loans to related parties and repayments of loans on our land development projects.

Financial Overview.

Results of Operations—three months ended March 31, 2008 compared to the three months ended March 31, 2007.

        The following table reflects key line items from our statements of operations for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	March 31,		$ Change	% Change
	2008	2007	2007 to 2008
			Increase/(decrease)
Operating revenues:
Development sales	$2,714	$952	$1,762	185.1%
Rentals—commercial	16,843	16,254	589	3.6
Rentals—residential	4,387	3,675	712	19.4
Hospitality	548	753	(205)	(27.2)
Total operating revenues	24,494	21,766	2,728	12.5
Cost of development sales	2,531	847	1,684	198.8
Operating expenses—commercial	8,624	7,859	765	9.7
Depreciation and amortization expense—commercial	5,800	6,243	(443)	(7.1)
Operating expenses—residential	2,463	1,917	546	28.5
Depreciation and amortization expense—residential	1,198	1,228	(30)	(2.4)
Operating expenses—hospitality	419	578	(159)	(27.5)
General and administrative expense	1,865	3,761	(1,896)	(50.4)
Loss on impairment of assets	—	1,105	(1,105)	(100.0)
Interest income	329	837	(508)	(60.7)
Interest expense (including related parties)	10,823	8,617	2,206	25.6
Debt extinguishment costs	—	4,048	(4,048)	(100.0)
Gain on sale of investments in joint ventures	—	21,541	(21,541)	(100.0)
Income from investments in joint ventures	459	127	332	261.4
Minority interest	254	(8,084)	8,338	103.1
Income from discontinued operations, net of income taxes and minority interest	—	3,843	(3,843)	(100.0)
Net (loss) income	(5,005)	3,783	(8,788)	(232.3)

        Development Sales.    Development sales revenue increased by $1,762,000 compared to the prior year. During the first quarter 2008 we recorded sales for two residential condominium units at 400 S. Philadelphia, two residential condominium units at Laguna Vista and 4,372 square feet of commercial condominium space at Sudley South (Building III). Sales in the first quarter of 2007 related to 3,000 square feet of office space at Sudley South (Building I).

        The cost of development sales increased by $1,684,000 when compared to the same period in 2007, due to the increased sales activity described above.

        Commercial Rental Properties.    The $589,000 increase in revenues compared to the prior year was primarily due to the acquisition of three commercial office buildings in 2007. Revenues from properties that we owned for a full quarter in both 2008 and 2007 decreased by $828,000 compared to the same period in 2007 due to lower occupancy at several of our commercial properties in the Houston, Texas area.

        Operating expense consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2008 increased by $765,000 due to the operation of four new commercial office properties that were acquired or developed in 2007. Operating expenses for properties that we owned for a full quarter in both 2008 and 2007 decreased by $365,000 primarily due to lower bad debt expense and repair and maintenance costs.

        Depreciation and amortization expense decreased by $443,000 in for the first quarter of 2008 compared to the prior year. In 2007 we recorded accelerated amortization expense as a result of a number of early lease terminations.

        Residential Rental Properties.    The $712,000 revenue increase in 2008 was primarily due to revenues from the Westbury apartment complex that we acquired during the first quarter of 2007 during its initial lease-up. Revenues from the properties that we owned for the full quarter in both 2008 and 2007 were comparable.

        Operating expenses consist of direct operating costs of the properties including property taxes and insurance, and exclude interest expense and depreciation expense. Operating expenses in 2008 increased by $546,000 mainly due to operating expenses related to the Westbury apartment complex that was acquired during the first quarter of 2007. Operating expenses for properties that we owned for the full quarter in both 2008 and 2007 increased by $251,000 primarily due to increased turnover and bad debt expense.

        Hospitality Properties.    Revenues from our hospitality property decreased by $205,000 during the first quarter of 2008 compared to the prior year primarily due to lower occupancy and lower average room rates in 2008.

        Operating expenses, which consist of direct operating costs of the properties including property taxes and insurance and excluding interest expense and depreciation expense decreased by $159,000 primarily due to lower occupancy.

        General and administrative expenses.    The $1,896,000 decrease in general and administrative expense as compared to the prior year is primarily related to lower salaries, wages and benefit expenses resulting from a reduction in staffing levels, a decrease in the expense associated with our Stock Appreciation Rights Plan and lower audit fees.

        Loss on Impairment of Assets.    In 2007, we recorded $1,105,000 of impairment expense related to the reduction in the carrying value of our 400 S. Philadelphia development project to its estimated fair value less costs to sell.

        Interest Income.    The $508,000 decrease in interest income for the first quarter of 2008 was primarily due to lower average balances outstanding on our investments and lower interest rates.

        Interest Expense.    The increase in interest expense of $2,206,000 (including interest expense on loans from our related parties) for the first quarter of 2008 is primarily due to interest on new loans obtained in 2007 as a result of property acquisitions, increased interest on loans that were refinanced in 2007, and interest expense on our notes to related parties that were issued in 2007. For the three months ended March 31, 2008 and 2007, we capitalized interest of approximately $600,000 and $544,000, respectively, related to our investment in development projects.

        Debt Extinguishment Costs.    In 2007, we incurred $4,048,000 of costs related to the defeasance of debt secured by the Victoria Place, Ft. Hill and the Sudley ABCD & Bank properties, which were all refinanced in the first quarter of 2007.

        Gain on Sale of Investments in Joint Ventures.    During the first quarter of 2007, we recorded a $21,541,000 gain on sale of investments in joint ventures, consisting of an $18,721,000 gain related to the Waterfront equalization payment and a $2,820,000 gain on sale of our interest in the Madison Building.

        Income from Investments in Joint Ventures.    The $332,000 increase in income from our investments in joint ventures is primarily due to income related to sales recorded at our Symphony House development project. This increase was partially offset by losses related to Venice Lofts.

        Minority Interest.    Minority interest reflects our minority partner's share of profits and losses in joint ventures that we consolidate into our consolidated financial statements. The $8,338,000 decrease in minority interest as compared to the prior year is primarily due to the recognition in 2007 of our partners' share of income related to the Waterfront equalization payment, partially offset by our minority partners' share of the defeasance costs related to the mortgage loans we refinanced during the first quarter of 2007. Minority interest for 2008 reflects our partners' share of their respective subsidiary's net losses.

        Loss from Discontinued Operations, Net of Income Taxes and Minority Interest.    During the first quarter of 2007, we recorded $3,843,000 in income from discontinued operations, net of income taxes and minority interest primarily relating to the gain on sale from the Inn at the Colonnade.

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

        Our FFO was $1,915,000 for the three months ended March 31, 2008, compared to $4,420,000 for the same period in the prior year, a decrease of $2,505,000. This decrease is primarily due to our inclusion in 2007 of a $6,066,000 gain, net of taxes and minority interest related to a partial sale of our interest in Waterfront Associates LLC. This decrease was partially offset by our recording debt extinguishment costs of approximately $2,428,000, net of taxes, in 2007, along with funds from operations generated in 2008 by properties we acquired in 2007. The following table reflects the reconciliation of FFO to net income for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(5,005)	$3,783
Add: Depreciation and amortization including our share of unconsolidated real estate joint ventures	6,920	7,450
Add: Income tax expense from sale of properties and investments in joint ventures (net of minority interest share of taxes)	—	4,543
Less: Gain on sale of properties and investments in joint ventures (net of minority interest)	—	(11,356)

Funds from operations	$1,915	$4,420

Net (loss) income per common share	$(0.91)	$0.69

Funds from operations per common share	$0.35	$0.81

Liquidity and Capital Resources

        General.    At March 31, 2008, our consolidated current cash and cash equivalents and investments that are principally short-term totaled $36,760,000.

        Short-Term Liquidity.    Our most material short-term liquidity requirements for the year ending December 31, 2008 relate to interest and scheduled principal payments on our outstanding mortgage debt and required payments on our development loans. Other short-term liquidity requirements include capital improvements at our existing properties, recurring repair and maintenance necessary to adequately maintain our properties, tenant improvement allowance payments, lease commissions and general and administrative expenses. We anticipate meeting these short-term liquidity requirements from the cash provided from our operating properties, sales of condominiums and from our available cash on hand at March 31, 2008.

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

        Several of our loans contain financial covenants, including requirements that we maintain a minimum liquidity of $30,000,000, a minimum net worth of $110,000,000, minimum annual funds from operations, as defined, of $15,000,000 and several interest coverage ratios. For the three month period ended March 31, 2008 we were in violation of the interest coverage ratio test related to loans with a total of $37,700,000 outstanding as of March 31, 2008. We have obtained covenant waivers from all the respective lenders for the period of non-compliance.

        Operating Activities.    For the three months ended March 31 2008, net cash provided by operating activities was $2,946,000, primarily due to distributions from our Symphony House development project.

        Investing Activities.    For the three months ended March 31 2008, net cash provided by investing activities totaled $12,198,000 primarily due to a net decrease in investments in principally available for sale securities, partially offset by capital expenditures and tenant improvement costs at our commercial office properties.

        Financing Activities.    For the three months ended March 31 2008, net cash used in financing activities totaled $9,120,000, primarily due to principal payments on our land development loans and notes to related parties.

        Excess cash flow generated from our properties' operations and from distributions from joint ventures is typically invested in municipal obligations that are short-term in nature. These investments are then liquidated as needed to fund principal payments on our land development loans, capital expenditures and tenant improvements costs.

Off-Balance Sheet Commitments.

GUARANTIES

        Devon Square    We have guarantied repayment of up to $21,350,000 of an acquisition and construction loan obtained by Devon Square. The loan matures in August 2008. At March 31, 2008, the balance outstanding under the loan totaled $20,337,000. Funding of the guaranty would increase our equity participation in the venture. In addition, we have obtained an indemnification for any required funding.

        640 North Broad    In conjunction with the sale of 640 North Broad we guarantied a $6,000,000 loan obtained by the buyer and secured in part by a $3,000,000 certificate of deposit that we purchased from the lender. We have recorded a liability of $300,000, our estimate of the fair value of this guaranty, which is included in other liabilities. We have also deferred the gain associated with the sale of 640 North Broad due to the guaranty. In addition, we have obtained an indemnification for any required funding.

        Guilford Properties    We have guarantied repayment of the entire loan balance outstanding under a $7,480,000 acquisition and development loan obtained by Guilford Properties. Funding of the guaranty would increase our equity participation in the venture. The loan matures in September 2008. At March 31, 2008, the balance outstanding under the loan totaled $6,759,000.

        Holliday Properties    We have guarantied repayment of the entire loan balance outstanding under a $9,116,000 acquisition and development loan obtained by Holliday Properties that matures in 2010. Funding of the guaranty would increase our equity participation in the venture. At March 31, 2008, the balance outstanding under the loan totaled $5,030,000.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of disclosure control and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives.

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

        None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to Vote of the Security Holders.

        None

Item 5.    Other Information.

        None

Item 6.    Exhibits.

A.    Exhibits

Exhibit Number	Description of Document
10	Letter dated May 13, 2008 amending the Junior Subordinated Indenture, dated as of May 31, 2006, by and between Bresler and Reiner, Inc. and The Bank of New York Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association). (Filed herewith.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Sidney M. Bresler, Chief Executive Officer. (Filed herewith.)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from Darryl M. Edelstein, Executive Vice President—Finance and Chief Financial Officer. (Filed herewith.)
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

BRESLER & REINER, INC.
May 14, 2008	By:	/s/ SIDNEY M. BRESLER Sidney M. Bresler Chief Executive Officer
	By:	/s/ DARRYL M. EDELSTEIN Darryl M. Edelstein Executive Vice President—Finance and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements and Notes
BRESLER & REINER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS MARCH 31, 2008 AND DECEMBER 31, 2007
BRESLER & REINER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
BRESLER & REINER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
BRESLER & REINER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II.—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to Vote of the Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES